Form 10KSB
period 2002-12-31
INVISA INC
filed 2003-06-23
CIK 1172706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 000-50081.

INVISA, INC.

(Name of Small Business Issuer in Its Charter)

NEVADA	65-1005398

(State of Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

4400 Independence Court, Sarasota, Florida	34234

(Address of Principal Executive Offices)	Zip Code

941-355-9361 (Issuer’s Telephone Number)

     Securities to be registered pursuant to Section 12(b) of the Exchange Act: NONE

     Securities to be registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, Par Value $.001 per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Invisa was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer’s revenues for its most recent fiscal year were $257,118.

The aggregate market value of the Issuer’s outstanding stock held as of June 4, 2003 by non-affiliates of the Issuer based upon the closing bid and asked price of the Issuer’s common stock on that date is approximately $17,179,660. The issuer does not have any non-voting stock

As of June 4, 2003, the Issuer had 16,898,971 shares of its $.001 par value common stock issued and outstanding.

TABLE OF CONTENTS

PART I
ITEM 1 DESCRIPTION OF BUSINESS
ITEM 2 DESCRIPTION OF PROPERTY
ITEM 3 LEGAL PROCEEDINGS
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
ITEM 7 FINANCIAL STATEMENTS
ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
ITEM 10 EXECUTIVE COMPENSATION
ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K
Item 14 CONTROLS AND PROCEDURES
SIGNATURES
Report of Independent Certified Public Accountants
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEX TO EXHIBITS
Ex-2.1 Agreement of Merger and Plan
Ex-3.1 Articles of Incorporation
Ex-3.2 Bylaws of the Company
Ex-4.1 Specimen of Invisa, Inc.
Ex-10.1 Indemnity Agreement
Ex-10.2 Form of Promissory Notes
Ex-10.3 Form of Promissory Notes
Ex-10.4 Consulting Agreement
Ex-10.5 Contribution Agreement
Ex-10.6 Promissory Note
Ex-10.7 Promissory Note
Ex-10.8 Distribution Agreement
Ex-10.9 Employment Agreement
Ex-10.10 Employment Agreement
Ex-10.12 Employment Agreement
Ex-10.13 Employment Agreement
Ex-10.14 Employment Agreement
Ex-10.15 Employment Agreement
Ex-10.16 Office Lease
Ex-10.17 Office Lease
Ex-10.18 Quarterly Revenue Based Payment
Ex-10.19 Net Profit Royalty Letter Agreement
Ex-10.20 Agreement between Radio Metrix Inc.
Ex-10.21 Agreement and Related Security Agreement
Ex-10.22 Agreement between Radio Metrix and Wilson
Ex-10.23 Closing Agreement
Ex-10.24 Promissory Note to SDR Metro Inc.
Ex-10.25 Security Agreement
Ex-10.26 Remedy upon Default Agreement
Ex-10.27 Consulting Agreement
Ex-10.28 Original Equipment/Distribution License
Ex-10.29 Disbursement Request
Ex-10.30 Promissory Note
Ex-10.31 Stock Option Agreement
Ex-10.32 SmartGate, Inc. Plan 2000
Ex-10.33 Form of Plan 2000 Option Agreement
Ex-10.34 Form of Plan 2000 Option Agreement
Ex-10.35 Form of Plan 2000 Option Agreement
Ex-10.36 Form of Plan 2000 Option Agreement
Ex-10.37 Form of Plan 2000 Option Agreement
Ex-10.38 Form of Plan 2000 Option Agreement
Ex-10.39 Form of Plan 2000 Option Agreement
Ex-10.40 SmartGate Inc. 2002 Incentive Plan
Ex-10.41 Form of Plan 2002 Option Agreements
Ex-10.42 Form of Plan 2002 Option Agreements
Ex-10.43 Form of Plan 2002 Option Agreements
Ex-10.44 Form of Promissory Note and Security Agmt
Ex-10.45 Form of Modification Agreement
Ex-10.46 Form of Replacement Promissory Note
Ex-10.47 Registration Rights Agreement
Ex-10.48 Voluntary Resale Restriction Agreement
Ex-10.49 Stock Option Agreement
Ex-10.50 Amended and Restated Stock Option
Ex-10.51 Form of Plan 2002 Option Agreement
Ex-10.52 Form of Plan 2002 Option Agreement
Ex-10.53 Delbrueck Bank Warrant #1
Ex-10.54 Delbrueck Bank Warrant #2
Ex-10.55 Form of Plan 2000 Option Agreement
Ex-10.56 Form of Plan 2000 Option Agreement
Ex-10.57 Invisa, Inc. 2003 Incentive Plan
Ex-10.58 Form of Plan 2003 Option Agreement
Ex-10.59 Consulting Agreement
Ex-10.60 Agreement Dated April 24, 2003
Ex-10.61 Financing Agreement
Ex-10.62 Series 2003A 7% Convertible Note
Ex-10.63 Investment Agreement
Ex-10.64 Warrant to Purchase Shares Common Stock
Ex-10.65 Registration Rights Agreement
Ex-10.66 Broker-Dealer Placement Agent Agreement
Ex-14 Code of Business Conduct and Ethics
Ex-21 Subsidiaries
Ex-99.1 Certification of Chief Executive Officer
Ex-99.2 Certification of Chief Financial Officer

INVISA, INC.

2002 FORM 10-KSB ANNUAL REPORT
TABLE OF CONTENTS

PART I

     Note regarding forward looking statements. Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” including without limitation statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of Invisa, Inc. to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: risks involved in our implementing our business strategy; our ability to obtain financing on acceptable terms; competition; our ability to manage growth; risks of technological change; our dependence on key personnel; and our ability to protect our intellectual property rights; risks of new technology and new products; and government regulation.

ITEM 1 DESCRIPTION OF BUSINESS

INTRODUCTION

     We are commercializing the patented InvisaShield™ presence sensing technology through the development of a potentially broad range of safety and security products. Presence sensing is the identification of people and conductive objects in a dependable and controlled manner. Presence sensing is commonly used in a wide range of industries such as safety, security, on and off switches, counting, notification, etc.

     The Company’s principal business is the manufacture and marketing of presence-sensing products for various applications. To date, the Company’s revenue has largely come from the sale of presence-sensing products to improve the safety of powered parking gates. Powered parking gates are motorized barriers used in parking and to control vehicle traffic. The Company anticipates that next year its revenue will reflect the sale of additional presence sensing products designed to improve the safety of various products which may include industrial doors, commercial overhead doors, powered slide and swing gates, and products designed to provide security sensing for various markets including museums, retail, residential, commercial, governmental and defense.

     From inception (February 12, 1997) through December 31, 2002, we were largely focused on technology and product development. The estimated dollar amount spent during this period on company-sponsored research and development was $2,266,144, including $660,844 for the year ended December 31, 2002 and $452,482 for the year ended December 31, 2001. The Company is continuing to engage in significant product development activities. Because of the Company’s losses which aggregate $8,963,815 from inception through December 31, 2002, limited capital and ongoing product development expenses, footnote C of the Company’s financial statements and the accompanying Report of Independent Certified Public Accountants discuss that substantial doubt exists regarding the Company’s ability to continue as a going concern.

PRODUCTS

     Our current and planned products are divided into three market categories as follows:

     Safety Market Category - Many safety devices and safety functions are dependent on presence sensing technology. We are seeking to develop a broad range of presence sensing products for the safety market under our brand name SmartGate®.

     We believe that our safety products offer potential operational and maintenance benefits to the powered closure industry. We plan to develop safety products based upon our InvisaShield™ technology for a potentially broad base of powered closure devices which may include parking gates, sliding gates, swinging gates, vertical pivot gates, commercial overhead doors, residential garage doors, elevator doors, automated doors, powered car window and van doors, and manufacturing and industrial equipment.

     To date, substantially all of our revenue, which has been limited, has been derived from the sale of our SmartGate® presence sensing products designed for powered parking barrier gates. See financial statements for revenues from this product category. Powered parking barrier gates are commonly used for traffic control and generally have a power operated barrier arm made of metal, wood or PVC which moves vertically between an open and a closed position. Our product places invisible presence sensing in front of and moving with the potentially dangerous barrier arm to identify the presence of people and vehicles. When an object is identified in the path of the moving barrier arm, our product signals the powered operator system, which is manufactured by nonaffiliated entities for its predetermined response, such as stopping and reversing the barrier arm. During each of the last three fiscal years, an excess of 90% of our revenue was attributable to customers domiciled in the United States. In sales made to non-U.S. domiciled customers, the country to which the most sales were attributed was the United Kingdom.

     In 2003, we expect to sell a new SmartGate® presence sensing product designed for powered sliding gates, and a similar new presence sensing product designed for powered swinging gates. These powered gates are manufactured by a significant number of nonaffiliated companies and are commonly used in residential, commercial and industrial traffic control.

     We have developed prototypes of additional presence sensing products planned for the safety market. These planned products are being designed for powered commercial overhead doors and powered industrial doors, which are used in commercial, manufacturing, and industrial buildings, powered vertical pivot gates used in residential, commercial and industrial traffic control, and residential garage doors. We plan to develop a potentially broad range of additional presence sensing products for the safety market.

     In August 2001, we appointed H.S. Jackson & Son (Fencing) Limited as our exclusive distributor for our parking and traffic control and fence and gate products, including parking gate, slide gate and swing gate safety products, for the U.K. We subsequently expanded this exclusive distributorship to include 33 European countries and to include our safety products for commercial overhead doors.

     In July 2002, we appointed Rytec Corporation as our exclusive licensee to use our InvisaShield™ technology as original equipment in industrial doors in North America. Rytec Corporation is believed to be the largest manufacturer of industrial doors in North America. Industrial doors are high-speed powered doors frequently used in manufacturing and industrial environments where air conditioned, cooler and freezer areas are separated from warehouse or other areas.

     Our average sale price for InvisaShield™ safety products is approximately $510. We consider our average gross margin of profit to be acceptable and we expect cost of goods to decline as we realize the economies of scale.

     Security Market Category - Security systems and security equipment generally rely to varying degrees, on presence sensing technologies to identify the presence of potential intruders and trespassers, or to provide surveillance for valuable objects.

     We have demonstrated production-ready prototypes of InvisaShield™ security products for the museum, residential, industrial, commercial, defense and governmental markets. We are designing these planned security products to place an invisible presence sensing shield (in a fashion similar to our safety sensing shield) around exposed perimeters, doors and windows and to provide an invisible presence sensing shield dedicated to valuable objects such as safes, locking cabinets, display cases, objects of art and jewelry.

     Our planned security products are being developed as both easy to install, stand alone security products for the do-it-yourself (DIY) market and as components available to security professionals to provide additional functions for new and installed security systems.

     Our planned security products will compete with existing presence sensing technologies currently used in the security market such as infrared motion detectors, lasers, infrared beam systems and magnetic switches.

     Other Market Categories - We plan to develop presence sensing products for a broad range of other markets and applications such as on and off switching for bathroom fixtures, appliances and lamps, vehicular security systems, various governmental applications such as container security and security for military equipment, aircraft security, specifically engineered products for commercial and industrial applications, etc. To date, limited proof of concept prototypes have been developed for this planned sector of our business.

MARKETING

     Our marketing efforts include sales of products to dealers, distributors, manufacturers and end users. We are also seeking to grant exclusive licenses for particular markets and particular products. We periodically participate in various trade conferences in the security market and safety market where we demonstrate our current and planned products and technology to potential customers. We have historically concentrated marketing efforts on potential customers which we believe are market leaders or otherwise high profile within these markets in an effort to grow the acceptance of our products and technology within targeted markets. Currently, we have targeted the market for safety products for powered parking gates, industrial doors, commercial overhead doors and powered slide and swing gates. Further, we plan to also target the markets for additional powered closure devices and the museum, retail, residential, governmental defense, and security markets for InvisaShield™ security products.

     We sell our safety products through dealers and distributors and in some instances directly to larger customers. In 2003, we anticipate potential sales to manufacturers for use of the InvisaShield™ technology as original equipment in various door operators. While our exclusive European distributor, H.S. Jackson & Son (Fencing) Limited currently represents our largest customer, we believe we are not dependent upon any single customer, dealer, or distributor in the safety market, or otherwise.

     We are currently seeking to develop channels of distribution for our security products, which we believe, may include direct sales to do-it-yourself customers and sales to and through dealers, distributors and manufacturers. While products in this market category have not contributed to our historic revenue, we believe that our planned security products may ultimately represent a material portion of our business.

THE TECHNOLOGY

     General - The InvisaShield™ technology is based upon electronic circuitry, which emits and controls an invisible energy field. The field is based in part upon low energy radiowaves, which oscillate within a controlled frequency range. The field being monitored by our technology varies in size from between approximately one meter to touch sensitive based upon the selected application. The field is constantly monitored by electronic circuitry for the presence of people, vehicles or other objects capable of conducting electricity (conductive objects) that disturb the monitored field.

     We believe that the InvisaShield™ technology is a novel and proprietary way to provide presence sensing. At the core of the InvisaShield™ technology is its ability to project a field or zone which is capable of detecting most conductive objects that enter the field. The field is projected from a metallic substance, referred to as an antenna, which may consist of wire, self-adhesive metallic tape or other metallic items. The technology permits flexibility in designing and locating the antenna, which may provide unique opportunities to place presence-sensing fields where they can be more efficient or effective. We believe that this flexibility enables the InvisaShield™ technology to perform presence sensing tasks which may not be currently possible with competitive technologies and to perform presence sensing tasks similar to those performed by competitive technologies in a potentially more efficient, more effective, and more reliable manner.

     We believe that the InvisaShield™ technology has a number of operational advantages. InvisaShield™ technology does not depend upon lenses, beams or reflectors, which may require replacement, cleaning and aligning. Additionally, we believe that the presence sensing capability of our technology is generally not disrupted by its operating environment, including electronic noise, mechanical noise, temperature, dust, frost, snow, ice or other operating conditions. We believe that our technology may represent a new presence sensing technology, which allows greater capability, flexibility and benefits. We believe that, in many security applications, the technology may offer the potential to reduce costly false alarms.

     Competing Technologies - The presence sensing business is highly competitive, consisting of numerous manufacturers of presence sensing products based on various technologies, including infrared, ultrasonic, laser, microwave, and similar technologies. For the most part, these technologies are older and in many cases, may not be proprietary.

     We compete with manufacturers and marketers of various presence sensing and other safety and security technology such as motion detectors, light beams, light curtains, on and off switching mats and pads, tape switches, contact edges, etc. There are many competitors, some of which are large and well established, such as GE Interlogix Inc., Honeywell Inc., Pitway Inc., Ademco Group Inc., Tyco International Inc., Simplex Technologies Inc. and Miller Edge Inc. Many of the competitors have substantially greater financial, development, technical, marketing and sales resources than we have. As a result of these factors, our competitors and potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services than we can. We believe that our ability to successfully compete depends, to a large degree, upon the performance of our technology, our current and planned presence sensing products and our ability to finance our development and marketing efforts.

     Patents and Trademarks - We own Patent Number 5,337,039 issued by the U.S. Patent Office on August 9, 1994 and we have six additional patent or provisional patent applications filed with the U.S. Patent Office covering a number of inventions improving the InvisaShield™ technology.

     We have a trademark on our tradename SmartGate® which we use in our safety products category. We have filed trademark applications for the following: “Invisa”, “InvisaShield”, “The Best Safety Sensing in the World!”, “Invisible Safety Zone”, “Invisible Shield”, “Invisible Field”, “The Best Security Sensing In The World”, “The Best Presence Sensing In The World”, and “Invisible Safety Field”.

     We believe that our patent and trademark position will be important in our efforts to seek to protect our perceived competitive advantages.

     We have the following royalty obligations: (i) we are obligated to pay to Carl Burnett, the inventor, a royalty of the smaller of $1.00 or 1% of the amount collected from the sale of each finished product in which the technology designed to eliminate or filter electronic or mechanical interference is utilized. In instances where we license this technology independent of our other technology, a royalty of 10% of the licensed fees or royalties received is due. In instances where we license this invention as part of further potential technology other than the InvisaShield™, a royalty of 1% of the licensed fees or royalties received is due. We currently utilize this invention only in our safety products and we do not currently anticipate utilizing this invention in other product categories; (ii) we are obligated to pay a royalty equal to two percent of net profits from the sale of InvisaShield™ safety products for parking gates, sliding gates and overhead doors to an independent engineering consultant, Pete Lefferson. Based on further consulting from Mr. Lefferson, we anticipate that we may extend this royalty obligation to additional products or product categories; and (iii) we are obligated to pay a 7% royalty to affiliated parties with regard to all categories of our business, other than the safety categories, including the security category. This obligation arose from the consideration to be paid by us in the business combination transaction with Radio Metrix Inc. and is described in Item 12 “Certain Relationships and Related Transactions”. This royalty-based payment may be terminated by us at any time for a one-time payment in an amount to be determined by appraisal.

MATERIALS AND MANUFACTURING

     We believe that the materials required and the sources of such materials will be similar for our various existing and planned product categories. All components and parts are modified or manufactured by third parties to our specifications or are otherwise generally available as “off-the-shelf” materials. Our products have a number of components including proprietary electronic circuitry manufactured by Singletec, Inc., Sanford, Florida, metal housing manufactured by Southern Spring & Stamping, Inc., Venice, Florida, and a standard power supply available in the marketplace. The antenna is standard wire, tape or other metallic materials, which are generally purchased in bulk. Whenever possible, we utilize fixed price manufacturing for our electronic circuitry, placing the responsibility for component supply on the manufacturer. We believe that there are multiple manufacturers and suppliers for each component and that adequate components and materials will be available to support our planned growth. We assemble and perform predetermined quality control procedures in our facility.

GOVERNMENT REGULATION

     The use of radio frequency (“RF”), such as that incorporated into our safety products is regulated by the Federal Communication Commission. Radio Metrix Inc. submitted its patented technology for required FCC testing and on August 19, 1993 Radio Metrix Inc. received FCC Certification. We will endeavor to continue satisfying all requirements of the FCC.

     On March 1, 2001, a new safety standard was implemented by Underwriters Laboratory (UL) for the powered gate, door and window industry. This Underwriters Laboratory Rule, UL-325, while not a governmental regulation, is considered an indication of reasonable safety for powered gates, doors and windows, and is a requirement for UL certification for certain powered gate, door and window operators. Gate and operator manufacturers which rely upon UL certification or which consider UL certification important for components will, most likely, require that our products be UL certified before incorporating our products as original equipment. Likewise, the absence of UL certification for our products may represent a sales or marketing barrier in certain market categories and to certain customers. We plan to apply for UL certification for certain of our safety products, which we believe, meet or exceed the current UL 325 standard. From time to time, we anticipate submitting additional products, including safety and security products, for UL certification. Other markets may have governmental or certification requirements.

WARRANTY

     Our safety products are sold with a 90-day (upgradeable to one year) limited warranty. A warranty policy for security products is currently being developed.

EMPLOYEES

     We have approximately 12 employees, of which one is part time. We had no unions and we had not entered into any collective bargaining agreement with any group of its employees. We believe that we have a good relationship with our employees.

HISTORY

     Invisa, Inc. (Invisa, Inc. together with its wholly owned subsidiaries SmartGate, L.C. and Radio Metrix Inc. is referred to as the “Company” or “Invisa”) is a development stage company that is commercializing patented presence-sensing technology under the tradename InvisaShield™. The Company was incorporated in Nevada on July 9, 1998 to seek to provide computer analysis and solutions in anticipation of potential date-related computer system failures associated with the year 2000. Our original business plan was abandoned before significant commercialization and on February 9, 2000, we acquired SmartGate, L.C., in consideration for the issuance of 7,743,558 shares of our Common stock representing approximately 74% of our capital stock then outstanding. As a result, SmartGate, L.C., is a wholly owned subsidiary which markets our InvisaShield™ safety products under the brand name SmartGate®. It is a development stage company, which was organized in January 1997 to develop and commercialize, pursuant to a license, patented presence-sensing technology for safety applications in the powered closure market. From an accounting perspective, SmartGate, L.C. is considered the acquirer in this transaction and, as a result, the accompanying Financial Statements reflect the operations of SmartGate, L.C. from inception. On February 26, 2002, we acquired Radio Metrix Inc. from affiliated parties. The consideration for this acquisition is discussed in Item 12 Certain Relationships and Related Transactions. Radio Metrix Inc. is a wholly owned subsidiary, which is commercializing our InvisaShield™ security products. Radio Metrix Inc. is a development stage company, which was incorporated in Florida on March 19, 1992. Radio Metrix Inc. owns the patent and patent applications to the InvisaShield™ technology and controlled the InvisaShield™ technology. As a result of this acquisition, we have sole rights to commercialize the InvisaShield™ technology in all markets worldwide and we own the issued patent and pending patent applications to the InvisaShield™ technology.

REPORTS TO SECURITY HOLDERS

     As a reporting company since January 8, 2003, we are required to file annual reports on Form 10-KSB with the SEC, as well as other reports required under the Securities Exchange Act of 1934. We intend to provide information to our stockholders as required by applicable proxy rules and regulations. You may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, please note the Company files its SEC reports electronically. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company’s Internet address is http://www.Invisa.com.

ITEM 2 DESCRIPTION OF PROPERTY

     We lease approximately 28,000 square feet of manufacturing, marketing, development and office space in two buildings located in Northgate Business Park, Sarasota, Florida. We believe that our leased facilities are adequate and suitable for the implementation of our business plan. No zoning or other governmental requirements are required for the continued use of our facilities. One of the leases expires in March 2004, and the other lease expires in June 2004. The annual lease payments for the Company’s facilities aggregate $200,400 plus taxes, which we believe to approximate the local market rate for such facilities. The facilities are leased from non-affiliated parties. Each of the leases provides an option to purchase the building; however, we have no current plans to execute these options. With the exception of the potential exercise of the options contained in the leases, we have adopted a policy pursuant to which we do not invest in real estate, interest in real estate, real estate mortgages or securities issued based upon real estate activities. We maintain lease insurance that we believe is adequate.

ITEM 3 LEGAL PROCEEDINGS

     On October 23, 2002, our wholly owned subsidiary, SmartGate, L.C. was named as a party to litigation commenced by Maria and Alfred Mangano. The litigation seeks damages arising from an alleged injury from a parking gate. The lawsuit alleges that the parking gate was equipped with a SmartGate® safety product and that SmartGate, L.C. was negligent, engaged in acts of product liability, sold a defective product, and/or breached warranties. This lawsuit is in the discovery phase, and we are in the process of gathering and assessing information. The lawsuit is currently being defended under our products liability insurance policy, which provides $4,000,000 of coverage per occurrence and in the aggregate. Other than as described above, the Company is not presently a party to any material litigation or to the knowledge of management is any litigation threatened against the Company, which may materially affect the Company.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the Company’s security holders.

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Since July 26, 2000, our common stock has traded in the over the counter market through Pink Sheet, LLC under the symbol INSA (previously SGTI). The principal market for our common stock is in the “Pink Sheets”. The following table sets forth the range of high and low bids to purchase our common stock through March 31, 2003. Such prices represent quotations between dealers, without dealer mark-up, markdown, or commissions, and may not represent actual transactions.

QUARTER	HIGH BID	LOW BID

First Quarter 2001	5.125	1.01
Second Quarter 2001	4.50	1.125
Third Quarter 2001	6.75	3.75
Fourth Quarter 2001	7.25	4.00
First Quarter 2002	7.00	3.00
Second Quarter 2002	5.80	3.75
Third Quarter 2002	5.55	2.50
Fourth Quarter 2002	4.05	1.95
First Quarter 2003	4.05	3.05

     On June 4, 2003, the closing bid and closing ask prices for shares of our common stock in the over-the-counter market, as reported by Pink Sheets, LLC were $2.25 and $2.54 per share respectively.

     We believe that there are presently 11 market makers for our common stock. When stock is traded in the public market, characteristics of depth, liquidity and orderliness of the market may depend upon the existence of market makers as well as the presence of willing buyers and sellers. We do not know if these or other market makers will continue to make a market in our common stock. Further, the trading volume in our common stock has historically been both sporadic and light.

     As of June 4, 2003, we had an aggregate of 410 shareholders of record as reported by our transfer agent, Liberty Transfer Co. Certain shares are held in the “street” names of securities broker dealers and we do not know the number of shareholders which may be represented by such securities broker dealer accounts.

DIVIDEND POLICY

     The payment by the Company of dividends, if any, in the future, rests within the sole discretion of its Board of Directors. The payment of dividends will depend upon our earnings, its capital requirements and its financial condition, as well as other relevant factors. The Company has not declared any cash dividends since its inception, and has no present intention of paying any cash dividends on its common stock in the foreseeable future.

     SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF THE END OF 2002

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued	Weighted average exercise price of	Number of securities
	upon exercise of outstanding options,	outstanding options, warrants and	remaining available for
	warrants and rights	rights	future issuance
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,290,000 (1)	3.57	10,000
Equity compensation plans not approved by security holders	1,338,929 (2)	2.47	- 0 -
Total	3,628,929	3.16	10,000

(1)   This total includes shares to be issued upon exercise of outstanding options under two equity compensation plans that have been approved by the Company’s shareholders (i.e. - the 2000 Plan and the 2002 Plan) as described below. This total does not include shares to be issued and those which may be issued under the Company’s 2003 Plan.

2000 EMPLOYEE, DIRECTOR, CONSULTANT AND ADVISOR STOCK COMPENSATION PLAN

     In July 2000, the Company’s Board of Directors adopted the Company’s 2000 Employee, Director, Consultant and Advisor Stock Compensation Plan (“2000 Plan”) which provided for the granting of options to purchase the Company’s common stock to employees, directors, consultants and advisors who had rendered or were rendering or expected to continue to render services to the Company. The 2000 Plan was ratified by the Company’s shareholders on January 3, 2003. Pursuant to the 2000 Plan and the option agreements issued thereunder, the exercise price was the average market price of the Company’s common stock during the ten-day period prior to the option grant date. All of the options granted under the 2000 Plan are exercisable for a period of seven years from the date of grant. The 2000 Plan provided for a maximum of 1,500,000 shares of the Company’s common stock to be issued.

     In 2000, 1,080,000 options were issued under the 2000 Plan, ranging in price from $3.00 to $4.96 per share; of these 9,998 were cancelled. In 2001, 120,000 options under the 2000 Plan were issued ranging in price from $4.27 to $5.32. All of the options granted under the 2000 Plan are subject to a vesting schedule as set forth in each individual option agreement. In the case of 880,000 of the options issued under the 2000 Plan, one-third of the shares vested on the grant date; another one-third of the shares vested one year from the grant date; and the final one-third of the shares vested (or will vest) two years from the grant date, provided the holder remained (or remains) an officer, director, consultant or employee of the Company on the vesting dates. In the case of 320,000 of the options issued under the 2000 Plan, one-third of the shares vested one year from the grant date; another one-third of the shares vested two years from the grant date; and the final one-third of the shares vest three years from the grant date, provided the holder remains an officer, director, consultant or employee of the Company on the vesting dates.

     The total number of shares that may be purchased pursuant to options granted under the 2000 Plan is 1,200,000 shares (this includes 10,000 additional shares which may be issued to a consultant if certain performance conditions are met), of which all are vested except for 153,333 which are not yet vested. There will be no additional options granted under this 2000 Plan.

2002 INCENTIVE PLAN

     On January 22, 2002, the Company’s Board of Directors adopted the 2002 Incentive Plan (“2002 Plan”). The 2002 Plan was approved by the Company’s shareholders on January 3, 2003. Under the 2002 Plan, the Company reserved 1,500,000 shares of common stock to eligible current and prospective employees, consultants and directors. The options granted were subject to a vesting schedule as set forth in each individual option agreement. Pursuant to the 2002 Plan and the option agreements, the exercise price was the fair market value of the Company’s common stock on the date of grant. The 2002 Plan provided for both qualified and non-qualified options.

     On January 22, 2002, pursuant to the 2002 Plan, the Company issued 1,130,000 options to its officers, directors and employees, of these, 30,000 were cancelled. Both qualified and non-qualified options were issued on January 22, 2002. The exercise prices of the options issued on January 22, 2002 were $3.85 and $3.50. All of the options issued on January 22, 2002 are exercisable for a period of five years from the date of grant; provided however, the shares which may be purchased are subject to vesting as follows: one-third of the shares vest on the first anniversary of the grant date; another one-third of the shares vests on the second anniversary of the grant date; and the final one-third of the shares vests on the third anniversary of the grant date.

     On June 13, 2002, an Option under the 2002 Plan to purchase 100,000 shares was granted to a then new Company Director, Gregory J. Newell at an exercise price of $5.10 per share (see Executive Compensation). This Option has a term of seven years, and beginning September 30, 2002, vests quarterly over a period of 20 quarters with 5,000 shares vesting at the end of each quarter, and, in the event Mr. Newell terminates his service to the Company after June 13, 2005 for the primary purpose of returning to full-time government service, the balance of the option will continue to vest as provided in the Option Agreement.

     On June 27, 2002, a then new Company Director, John E. Scates was granted an option to purchase 20,000 shares at $5.15 per share (see Executive Compensation). This Option has a term of seven years, and beginning September 30, 2002, vests quarterly over a period of 8 quarters with 2,500 shares vesting at the end of each quarter.

     The total number of shares that may be purchased pursuant to options granted under the 2002 Plan (as set forth above) is 1,130,000 shares, of which 349,164 are vested and 750,836 are not vested. There will be no additional options granted under the 2002 Plan.

2003 INCENTIVE PLAN

     Not included in the table, is the Company’s 2003 Incentive Plan (“2003 Plan”) which was adopted by the Company’s Board of Directors on January 2, 2003, and approved by the Company’s shareholders on January 3, 2003. Under the 2003 Plan, the Company has reserved 1,500,000 shares of its common stock to eligible current and prospective employees, consultants and directors. The 2003 Plan provides for both qualified and non-qualified options. It is anticipated that options which may be granted under the 2003 Plan will be subject to vesting schedules. The exercise price of options granted under the 2003 Plan will be the fair market value of the Company’s common stock on the date of grant. The 2003 Plan shall continue until the earlier of: (i) its termination by the Company’s Board of Directors; or (ii) the date on which all shares of common stock available for issuance under the 2003 Plan have been issued and all restrictions on such shares under the terms of the 2003 Plan and the option agreements have lapsed; or (iii) ten years from the 2003 Plan’s adoption date.

     In May 2003, an Option under the 2003 Plan (not included in the table) to purchase 80,000 shares was granted to new Company Director, Joseph Movizzo, at an exercise price of $3.00 per share (see Executive Compensation). This Option has a term of seven years, and beginning June 30, 2003, vests quarterly over a period of 16 quarters with 5,000 shares vesting at the end of each quarter.

INDIVIDUAL COMPENSATION ARRANGEMENTS

(2)   This total includes shares to be issued under individual compensation arrangements not submitted for approval by the Company’s shareholders. These individual arrangements have been approved by the Company’s Board of Directors, and are described below:

     In March 1999, SmartGate, L.C. granted the H.R. Williams Family Limited Partnership (“HRW Partnership”), a shareholder of the Company (see Item 11. Security Ownership of Certain Beneficial Owners and Management) and (Item 12. Certain Relationships and Related Transactions) an option to purchase 446,804 shares at a purchase price of $1.07 per share. This Option is fully vested. The Option will remain exercisable until the last to occur of: (i) 245 days following either the Company’s payoff of a Credit Facility guaranteed by H.R. Williams; (ii) the date Mr. Williams’ guarantee of the Credit Facility is released; or (iii) one year following the date when certain shares owned by Mr. William or HRW Partnership are free of transfer restrictions.

     In December 1999, William Hyde, a financial consultant, was granted an option from SmartGate, L.C. for providing consulting services related to banking relationships and business development. The Option was for the purchase of 14,074 shares of the Company’s common stock at a purchase price of $1.07 per share. The Option was exercised in December 2002 for the purchase of 12,198 shares. The Option terminated on December 31, 2002, and accordingly, the option shares are not reflected in the numbers under (a) in the table.

     In January 2002, Hawk Associates, Inc., the Company’s domestic investor relations’ representative was granted an option to purchase up to 50,000 shares of the Company’s common stock at a purchase price of $7.25 per share. The Option is exercisable for a period of seven years, and is subject to a vesting schedule over the initial 24-month period where 6,250 shares are released and become eligible for purchase at the end of each quarterly period during the 24-month vesting term, provided the Engagement Agreement between the Company and Hawk Associates, Inc. has remained in effect at the end of the quarterly period then in effect.

     Pursuant to international investor relations consultant arrangement, G.M. Capital Partners, Ltd. was granted stock options to purchase 500,000 shares of the Company’s common stock at $3.50 per share, with certain registration rights attached, in prepayment of the consulting fee for the year. The agreed value of the stock option and the consulting services was established at $120,000. The stock option is considered fully vested and will be exercisable until December 31, 2005. Provided that the shares which may be purchased upon the exercise of the stock option have not been covered by a previous Registration Statement, the holder may, commencing on

January 1, 2004 demand that the Company file and exercise reasonable efforts to effect a Registration Statement covering 250,000 shares. Additionally, provided that all 500,000 shares which may be purchased under the stock option have not been covered by a previous Registration Statement, commencing on July 1, 2005 the holder may demand that the Company file and exercise reasonable efforts to effect a Registration Statement covering the remaining 250,000 shares which may be purchased upon the exercise of the stock option. Both Registration Statements shall be at the cost of the Company.

     In connection with the Company’s private placement of 83,750 Units in July 2002 (see Recent Sales of Unregistered Securities), the placement agents were granted placement warrants to purchase an amount of shares equal to 10% (i.e. - 8,375 warrants) of the Units placed. The per-share exercise price of shares which may be purchased under the placement warrant shall be $5.50. The placement warrant shall have a term of 60 months and shall not be exercisable during the initial 13 months following issuance. Following the 13-month non-exercisable period, holders, acting in unison, shall have the right on one occasion to demand that the Company file and exercise reasonable efforts to effect a Registration Statement covering the shares which may be purchased upon the exercise of the placement warrant. Such right to demand registration shall terminate once the Company files a Registration Statement for registration of the shares which may be purchased upon the exercise of the placement warrant. Additionally, following the 13-month non-exercisable period, the holders, acting in unison, shall have the right on one occasion to have the shares which may be purchased upon the exercise of the warrants included in any other Registration Statement filed by the Company provided that the inclusion of such shares does not adversely affect the registration purpose or statement and provided that the shares have not previously been registered by the Company.

     In October 2002, Mr. H. R. Williams, one of the Company’s principal shareholders, (see Item 11. “Security Ownership of Certain Beneficial Owners and Management” and Item 12. “Certain Relationships and Related Transactions”) agreed to guarantee an additional $150,000 of credit in addition to the $150,000 currently outstanding. We agreed to issue 5,000 shares to H. R. Williams Family Limited Partnership (“HRW Partnership”) in consideration for this additional guarantee. We further agreed that, to the extent we borrow any funds under the extended guarantee (i.e. — in excess of the original $150,000 line of credit we will grant to HRW Partnership an option to purchase, at $2.50 per share, one share of our common stock for each dollar borrowed. To date, no such additional credit facility has been established and the referenced shares and additional options have not been issued under this arrangement, and we do not anticipate that such credit facility will be established in the future or such additional shares issued or options ultimately granted, and accordingly, this option is not reflected in the numbers under (a) in the table above.

     On October 28, 2002, we borrowed $200,000 from a non-affiliated party. The loan bears interest at 15% per annum, payable in advance. We issued a four-year Warrant, together with registration rights commencing after June 28, 2004 to purchase 200,000 shares of our common stock at an exercise of $1.00 per share. We pledged 500,000 shares of our common stock as collateral for the loan, which will be returned to the Company upon loan repayment or delivered to the lender as full loan repayment in the event of default. Pursuant to the terms of the loan, the date for repayment of all principal and interest was extended from February 28, 2003 to April 28, 2003, and in connection with said extension, we issued the lender, on February 28, 2003, a thirty-eight month option to purchase 50,000 shares of common stock at an exercise price of $1.00 per share, with registration rights as described above. We borrowed an additional $100,000 from the non-affiliated party in 2003. The terms of this additional advance are currently being negotiated, but are believed to be substantially similar to those of the original $200,000 borrowing (additional options, if any, that may be issued are not included in the table). Additionally, the parties are negotiating an extension to the due date of the entire amount borrowed.

     In May 2003, the Company entered into an agreement with BarBell Group, Inc., a Panamanian corporation, pursuant to which the Company borrowed $250,000. The Company will file a Registration Statement pursuant to which the borrowing will be converted into common stock at a 25% discount from the then prevailing market price. The Company has the right but not the obligation to sell additional registered shares under the agreement under the same pricing schedule. Pursuant to the Agreement, the Company issued a Warrant to purchase 75,000 shares of the Company’s common stock at an exercise price of $2.76 per share, of which 25,000 shares are vested and the balance will vest only in the event the Company exercises its right to sell additional shares of stock to BarBell Group, Inc. under the Agreement (this option is not included in the table).

TRANSFER AGENT

     The Transfer Agent for the common stock of the Company is Liberty Transfer Co., 274B New York Avenue, Huntington, New York 11743.

RECENT SALES OF UNREGISTERED SECURITIES

     In January 2002, Hawk Associates, Inc., the Company’s domestic investor relations’ representative was granted an option to purchase up to 50,000 shares of the Company’s common stock at a purchase price of $7.25 per share. The Option is exercisable for a period of seven years, and is subject to a vesting schedule over the initial 24-month period where 6,250 shares are released and become eligible for purchase at the end of each quarterly period during the 24-month vesting term, provided the Engagement Agreement between the Company and Hawk Associates, Inc. has remained in effect at the end of the quarterly period then in effect. There were no underwriters involved in the issuance. This Option was issued pursuant to Rule 701 of the Act.

     In January 2002, the Company, pursuant to its 2002 Plan, which provides for both qualified and non-qualified options, issued options to purchase a total of 1,010,000 shares to a total of 17 persons consisting of officers, directors, consultants or employees. The exercise price for 700,000 of the shares is $3.85 per share, and for the remaining 310,000 shares is $3.50 per share (of these options to purchase, 30,000 shares were cancelled). There were no underwriters involved in the issuance. The Company issued the options under the 2002 Plan pursuant to Rule 701 of the Act.

     From January 2002 through April 2002, the Company sold 412,325 shares of its common stock. Sales were limited to non-U.S. investors and there were no underwriters involved in the sale. The shares were sold to 15 purchasers who are suitable and sophisticated non-U.S. residents. The shares were sold for cash at $3.50 per share at an aggregate offering price of $1,443,138. Aggregate finder’s fees were paid of approximately $144,314 (with aggregate offering expenses of approximately $43,294). The Company conducted the offering pursuant to an exemption from registration for limited offerings provided by Rule 506 of Regulation D under the Act.

     In February 2002, the Company issued 435,000 shares of its common stock as part of the closing of an Agreement of Merger and Plan of Reorganization by and among the Company, SmartGate/RadioMetrix Acquisition Corp. and Radio Metrix Inc. (“Merger”). Pursuant to the Merger, additional shares were required to be issued upon the satisfaction of certain performance criteria (the “Earn-Out Shares”). All potential Earn-Out Shares were issued in April 2003, resulting in an additional 3,250,000 shares being issued under the Merger. There were no underwriters involved in the issuance. As the issuance of the shares to the five RadioMetrix shareholders, pursuant to the Merger represented a transaction by an issuer (i.e. - the Company) not involving any public offering, the shares were issued pursuant to the private offering exemption set forth in Section 4(2) of the Act (see Item 7 “Certain Relations and Related Transactions”).

     In May 2002 pursuant to an international investor relations consultant arrangement with G.M. Capital Partners, Ltd., the Company issued a stock option to G.M. Capital Partners, Ltd., which was amended and restated in November 2002 for the purchase of 500,000 shares at $3.50 per share. The stock option is fully vested and exercisable until December 31, 2005. Provided that the shares which may be purchased upon the exercise of the stock option have not been covered by a previous Registration Statement, the holder may, commencing on January 1, 2004 demand that the Company file and exercise reasonable efforts to effect a Registration Statement covering 250,000 shares. Additionally, provided that all 500,000 shares which may be purchased under the stock option have not been covered by a previous Registration Statement, commencing on July 1, 2005 the holder may demand that the Company file and exercise reasonable efforts to effect a Registration Statement covering the remaining 250,000 shares which may be purchased upon the exercise of the stock option. Both Registration Statements shall be at the cost of the Company. This Option was issued pursuant to Rule 701 of the Act. In April 2003, the Company issued 500,000 shares of its authorized but unissued common stock to GM Capital Partners, Ltd. in recognition of its support in the Company’s past and current access to capital and matters related thereto. There were no underwriters involved in the issuance. As the issuance represented a transaction by an issuer (i.e. - the Company) not involving any public offering, the shares were issued pursuant to the private offering exemption set forth in Section 4(2) of the Act.

     In June 2002, the Company, pursuant to its 2002 Plan, issued an option to purchase 100,000 shares to Gregory Newell, a director of the Company. The exercise price is $5.10 per share. There were no underwriters involved in the issuance. This option was issued pursuant to Rule 701 of the Act.

     In June 2002, the Company, pursuant to its 2002 Plan, issued an option to purchase 20,000 shares to John E. Scates, a director of the Company. The exercise price is $5.15 per share. There were no underwriters involved in the issuance. This option was issued pursuant to Rule 701 of the Act.

     From July 2002 through the date hereof, the Company sold 83,750 Units at $4.00 per Unit, each Unit consists of one of the Company’s common stock and one Warrant to purchase one additional share. The exercise price of each Warrant is $5.00 per share until August 15, 2003 (the “Initial Warrant Year”). From August 16, 2003 to August 15, 2004 (the “Second Warrant Year”) the exercise price is the greater of: (i) the average closing trading price for the Company’s common stock during the Initial Warrant Year, or (ii) $8.00 per share. The Warrants are redeemable at the option of the Company at $0.10 per share upon 30 days notice to the holder. In order for the Company to exercise its right to redeem: during the Initial Warrant Year the Company’s common stock must have traded for 20 consecutive trading days at a closing trading price above $10.00 per share, or during the Second Warrant Year the Company’s common stock must have traded for 20 consecutive trading days at a closing trading price above $16.00 per share. Any Warrants not timely exercised or redeemed automatically expire on August 15, 2004.

     Shares acquired upon the exercise of the Warrant will not be registered with the SEC, unless otherwise determined by the Company in its sole discretion, and accordingly, will bear a restrictive legend as to transfer in accordance with Rule 144 of the Act. In the event of a stock dividend or stock split resulting in the number of outstanding of shares of the Company being changed, the applicable exercise price and number of shares, as provided in the Warrants, shall be proportionately adjusted. In the event of the merger, consolidation, or combination of the Company into another company or entity which survives that transaction, the shares which may be purchased under the Warrants shall be converted into an equivalent number of shares of the surviving entity. In the event of the sale of all or substantially all of the assets of the Company, the shares which may be purchased upon the exercise of the Warrants shall be treated in any distribution as if said shares are issued and outstanding, with the exception that the exercise price under the Warrants shall be deducted from the amount to be distributed on a per-share basis. The holders of Warrants shall not be entitled to vote or exercise other rights of stockholders unless and until the Warrants are exercised and the underlying shares issued. In the event of redemption by the Company, each holder shall be provided 30 days prior written notice of the Company’s intent to redeem, during which notice period the holder of the Warrant shall be entitled to exercise the Warrant.

     Sales were limited to non-US investors and there were no underwriters involved in the sale of the Units. To date, the Units were sold to one purchaser who is a suitable and sophisticated non-U.S. resident. The Units were sold for cash at $4.00 per Unit (initially $5.00 per Unit and subsequently reduced to $4.00) at an aggregate offering price to date of $335,000 and aggregate finder’s fees of $33,500, with aggregate offering expenses of $10,050. In addition, finders were granted placement warrants to purchase an amount of shares equal to 10% of the Units placed (i.e. - 8,375 warrants). The per-share exercise price of shares which may be purchased under the placement warrant shall be $5.50. The placement warrant shall have a term of 60 months and shall not be exercisable during the initial 13 months following issuance. Following the 13-month non-exercisable period, holders, acting in unison, shall have the right on one occasion to demand that the Company file and exercise reasonable efforts to effect a Registration Statement covering the shares which may be purchased upon the exercise of the placement warrant. Such right to demand registration shall terminate once the Company files a Registration Statement for registration of the shares which may be purchased upon the exercise of the placement warrant. Additionally, following the 13-month non-exercisable period, the holders, acting in unison, shall have the right on one occasion to have the shares which may be purchased upon the exercise of the warrants included in any other Registration Statement filed by the Company provided that the inclusion of such shares does not adversely affect the registration purpose or statement and provided that the shares have not previously been registered by the Company.

     The Company conducted this Unit Offering pursuant to an exemption from registration for limited offerings provided by Rule 506 of Regulation D under the Act. No additional Units will be sold under this Offering.

     From October 2002 through December 31, 2002, the Company sold 93,833 shares of its common stock, pursuant to an exemption from registration provided by Regulation S under the Act. Sales were limited to non-U.S. investors and there were no underwriters involved in the sale. The shares were sold to six purchasers who are suitable and sophisticated non-U.S. residents. The shares were sold for cash at $3.00 per share at an aggregate offering price of $281,499. Aggregate finder’s fees were paid of approximately $28,150 (with aggregate offering expenses of approximately $8,445).

     In October 2002, Mr. H. R. Williams, one of the Company’s principal shareholders, (see Item 11. “Security Ownership of Certain Beneficial Owners and Management” and Item 12. “Certain Relationships and Related Transactions”) agreed to guarantee an additional $150,000 of credit in addition to the $150,000 currently outstanding. We agreed to issue 5,000 shares to H. R. Williams Family Limited Partnership (“HRW Partnership”) in consideration for this additional guarantee. We further agreed that, to the extent we borrow any funds under the extended guarantee (i.e. - in excess of the original $150,000 line of credit we will grant to HRW Partnership an option to purchase, at $2.50 per share, one share of our common stock for each dollar borrowed. To date, no such additional credit facility has been established and the referenced shares and additional options have not been issued under this arrangement, and we do not anticipate that such credit facility will be established in the future or such additional shares issued or options ultimately granted. As the proposed issuance represents a transaction by an issuer (i.e. - the Company) not involving any public offering, the shares and option would be issued pursuant to the private offering exemption set forth in Section 4(2) of the Act.

     On October 28, 2002, we borrowed $200,000 from a non-affiliated party. The loan bears interest at 15% per annum, payable in advance. We issued a four-year Warrant, together with registration rights commencing after June 28, 2004 to purchase 200,000 shares of our common stock at an exercise price of $1.00 per share. We pledged 500,000 shares of our common stock as collateral for the loan, which will be returned to the Company upon loan repayment or delivered to the lender as full loan repayment in the event of default. Pursuant to the terms of the loan, the date for repayment of all principal and interest was extended from February 28, 2003 to April 28, 2003, and in connection with said extension, we issued the lender, on February 28, 2003, a thirty-eight month option to purchase 50,000 shares of common stock at an exercise price of $1.00 per share, with registration rights as described above. There were no underwriters involved in the issuance. As the issuance represented a transaction by an issuer (i.e. - the Company) not involving any public offering, the shares and option were issued pursuant to the private offering exemption set forth in Section 4(2) of the Act. We borrowed an additional $100,000 from the non-affiliated party in 2003. The terms of this additional advance are currently being negotiated, but are believed to be substantially similar to those of the original $200,000 borrowing. Additionally, the parties are negotiating an extension to the due date of the entire amount borrowed.

     In January 2003, pursuant to the exercise of an option granted in December 1999, the Company issued to one purchaser, 12,198 shares of the Company’s common stock for an aggregate exercise price of $13,000. There were no underwriters involved in the sale. As the issuance represented a transaction by an issuer (i.e. - the Company) not involving any public offering, the shares were issued pursuant to the private offering exemption set forth in Section 4(2) of the Act.

     From January 2003 to March 31, 2003, the Company sold 68,000 shares of its common stock, pursuant to an exemption from registration provided by Regulation S under the Act. Sales were limited to non-U.S. investors and there were no underwriters involved in the sale. The shares were sold to seven purchasers who are suitable and sophisticated non-U.S. residents. The shares were sold for cash at $3 per share at an aggregate offering price of $204,000. Aggregate finder’s fees were paid of approximately $20,400 (with aggregate offering expenses of approximately $6,120).

     In April 2003, the Company entered into an agreement with Mr. Alan Feldman, a non-affiliated party. Under this Agreement, Mr. Feldman purchased 50,000 shares of the Company’s authorized but unissued common stock at $3.00 per share. The Company has the right, but not the obligation, to sell additional shares under the Agreement up to a maximum of an additional $1,050,000 with such sales in monthly increments at a purchase price equal to 50% of the then current market price for the Company’s common stock, but not less than $3.00 per share. There were no underwriters involved in the sale. The sale was made pursuant to an exemption from registration provided by Regulation S under the Act.

     In May 2003, the Company issued 14,285 shares of its authorized but unissued common stock to Crescent Fund, Inc., pursuant to a Consulting Agreement. The Company may issue additional shares of its common stock to Crescent Fund, Inc. under this Consulting Agreement. There were no underwriters involved in the issuance. As the issuance represented a transaction by an issuer (i.e. - the Company) not involving any public offering, the shares were issued pursuant to the private offering exemption set forth in Section 4(2) of the Act.

     In May 2003, the Company entered into an agreement with BarBell Group, Inc., a Panamanian corporation, pursuant to which the Company borrowed $250,000. The Company intends to file a Registration Statement. The borrowing may be converted into common stock at a 25% discount from the then prevailing market price. The Company has the right but not the obligation to sell additional registered shares under the Agreement at a 25% discount from the then prevailing market price to a maximum of an additional $750,000. Pursuant to the Agreement, the Company issued a Warrant to purchase 75,000 shares of the Company’s common stock at an exercise price of $2.76 per share, of which 25,000 shares are vested and the balance will vest only in the event the Company exercises its right to sell additional shares of registered stock under the Agreement. There were no underwriters involved in the issuance. The Company issued an aggregate of 6,000 shares to Crescent Fund, Inc. and Capstone Partners, LP, which served as co-finders in the transaction. As the issuance represented a transaction by an issuer (i.e. - the Company) not involving any public offering, the shares were issued pursuant to the private offering exemption set forth in Section 4(2) of the Act.

     In May 2003, the Company granted, pursuant to its 2003 Plan, options to purchase 80,000 shares to Joseph Movizzo, a director of the Company. The exercise price is $3.00 per share. The option vests at the rate of 5,000 shares per quarter. There were no underwriters involved in the issuance. As the issuance represented a transaction by an issuer (i.e. - the Company) not involving any public offering, the option was issued pursuant to the private offering exemption set forth in Section 4(2) of the Act.

     Rule 701 allows companies not subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 to sell securities to their employees, directors, officers or consultants and advisors under certain compensatory benefit plans or written agreements relating to compensation. Rule 701 permits non-affiliates to sell their shares without having to comply with the volume, holding periods or other limitations of Rule 144 and permits affiliates to sell their shares without having to comply with the holding period limitation of Rule 144, in each case beginning 90 days after we become a reporting Company.

ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements.

LIMITED OPERATING HISTORY; BACKGROUND OF OUR COMPANY

     We are a development-stage company, and we expect to continue the commercialization of our InvisaShield™ technology. For the twelve months ended December 31, 2002, we had revenue from product sales of $257,118 primarily representing sales of our product for powered parking gates and deferred license revenue in the amount of $300,000 related to potential future sales of our product designed for industrial doors. In addition to limited revenue, these sales have provided field-testing of the reliability and market acceptability of our technology and safety product, together with relationships with customers, dealers, distributors and manufacturers.

     The financing for our development activities to date has come from our limited sales, the sale of common stock, short-term financing, and a license payment. We expect to increase our product sales and potentially establish additional license relationships. Further, we expect to complete the development of additional safety and security products and bring them to market.

     We expect to fund our future development activities and operations largely from the sale of common stock until such time that funds provided by operations are sufficient to cover these activities.

     Since we have had a limited history of operations, we anticipate that our quarterly results of operations will fluctuate significantly for the foreseeable future. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies commercializing new and evolving technologies such as InvisaShield™.

     On February 9, 2000 in connection with our acquisition of SmartGate, L.C., we acquired the license for the InvisaShield™ technology for safety products in the powered closure industry. On February 26, 2002 we acquired Radio Metrix Inc., the owner of the InvisaShield™ technology and patents from affiliated parties. This acquisition resulted in our expanding our business to include the development of presence sensing products for security, government and all other markets. At that time, we also changed our name from SmartGate Inc. to Invisa, Inc. (see Item 12 “Certain Relationships and Related Transactions”).

LIQUIDITY AND CAPITAL RESOURCES

     As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through December 31, 2002 we raised cash of $7,023,467 net of issuance costs, through private placements of common stock financings. At December 31, 2002 we had cash and cash equivalents totaling $98,410.

     Since our inception through December 31, 2002 we have incurred approximately $2,266,000 of direct research and development expenses. These research and development costs were directed principally toward our InvisaShield™ technology and safety products. Management estimates that sixty (60%) percent was expended toward the development of our core presence sensing technology, twenty (20%) percent was expended in the miniaturization of our circuitry, fifteen (15%) percent was expended in the design and development of safety products, and five (5%) percent was expended in the design and development of additional products for the security sector of our business.

     On February 9, 2000, we purchased SmartGate, L.C. The total purchase price for SmartGate, L.C. was the issuance of 7,743,558 shares of Invisa, Inc. common stock to the SmartGate, L.C. members, which represented approximately 74% of our outstanding common stock at that date (see Item 12 “Certain Relationships and Related Transactions”). SmartGate, L.C. was the acquirer for accounting purposes and, as such, our operations reflect the operations of SmartGate, L.C. since its inception.

     On February 26, 2002 we acquired Radio Metrix Inc. (the “Merger”), principally from affiliated parties, see Item 12 “Certain Relationships and Related Party Transactions” for a discussion of the transaction. We paid the following purchase price for RadioMetrix: (i) 3,685,000 shares of restricted common stock; (ii) $1,300,000 payable by two promissory notes consisting of: (a) a $500,000 promissory note, payable at 10% interest per annum until August 25, 2003, at which time the interest rate becomes 15%. This promissory note is due in one installment on February 25, 2006; and (b) an $800,000 promissory note payable at 15% interest due monthly, and all principal due in one installment on February 25, 2004. Both promissory notes may be prepaid without penalty. Neither promissory note is collateralized; and (iii) a 7% royalty on all revenue earned from the sale of products based upon the RadioMetrix technology other than safety products which constituted the Company’s core business prior to the Merger. The royalty may be terminated by the Company for a one-time payment based upon appraisal. Additionally, Note B to the financial statements details obligations of RadioMetrix, including approximately $175,000 in accrued compensation payable to stockholders of RadioMetrix that remained in place and was assumed by the Company at the acquisition of RadioMetrix. We believe the acquisition of RadioMetrix will affect our results of operations in a number of respects including: (i) the potential business opportunity represented by the assets acquired from RadioMetrix may result in additional sales revenue in future periods; (ii) the 7% royalty required to be paid will affect our results of operations as an expense; (iii) research and development expenses which may be incurred in connection with the RadioMetrix technology will affect our results of operations; (iv) we will recognize as an expense, the amortization of the patent included in the purchase over an approximately ten-year period (see Note B to our financial statements); and (v) we will comply with SFAS 144, “Accounting for the Impairment or

Disposal of Long-Lived Assets” and accordingly, in the event of an impairment in the value of the assets acquired from RadioMetrix, we would recognize an expense.

     At December 31, 2002, we had a $150,000 bank line of credit, which was personally guaranteed by a shareholder, Mr. H.R. Williams (see Item 12 “Certain Relationships and Related Transactions”). The line of credit required the payment of interest monthly at prime plus 1%, which was 5.75% on December 31, 2002. The line of credit was renewed on July 15, 2002 and matures on July 15, 2003. The current interest rate is prime plus 1%, which, at July 15, 2002, was 5.75%.

     On October 28, 2002, we borrowed $200,000 from a non-affiliated party. The loan bears interest at 15% per annum, payable in advance. We issued a four-year Warrant, together with registration rights commencing after June 28, 2004 to purchase 200,000 shares of our common stock at an exercise price of $1.00 per share. We pledged 500,000 shares of our common stock as collateral for the loan, which will be returned to the Company upon loan repayment or delivered to the lender as full loan repayment in the event of default. Pursuant to the terms of the loan, the date for repayment of all principal and interest was extended from February 28, 2003 to April 28, 2003, and in connection with said extension, we issued the lender on February 28, 2003, a four-year option to purchase 50,000 shares of our common stock at an exercise price of $1.00 per share, with registration rights as described above. We borrowed an additional $100,000 from the non-affiliated party in 2003. The terms of this additional advance are currently being negotiated, but are believed to be substantially similar to those of the original $200,000 borrowing. Additionally, the parties are negotiating an extension to the due date of the entire amount borrowed.

     In April 2003, the Company entered into an agreement with Mr. Alan Feldman, a non-affiliated party. Under this Agreement, Mr. Feldman purchased 50,000 shares of the Company’s authorized but unissued common stock at $3.00 per share. The Company has the right, but not the obligation, to sell additional shares under the Agreement up to a maximum of an additional $1,050,000 with such sales in monthly increments at a purchase price equal to 50% of the then current market price for the Company’s common stock, but not less than $3.00 per share.

     In May 2003, the Company entered into an agreement with BarBell Group, Inc., a Panamanian corporation, pursuant to which the Company borrowed $250,000. The Company intends to file a Registration Statement. The borrowing may be converted into common stock at a 25% discount from the then prevailing market price. The Company has the right but not the obligation to sell additional registered shares under the Agreement at a 25% discount from the then prevailing market price to a maximum of an additional $750,000. Pursuant to the Agreement, the Company issued a Warrant to purchase 75,000 shares of the Company’s common stock at an exercise price of $2.76 per share, of which 25,000 shares are vested and the balance will vest only in the event the Company exercises its right to sell additional shares of registered stock under the Agreement. The Company issued an aggregate of 6,000 shares to Crescent Fund, Inc. and Capstone Partners, LP, which served as co-finders in the transaction.

     We have incurred significant net losses and negative cash flows from operations since our inception. As of December 31, 2002 we had an accumulated deficit of approximately $8,963,815 and a working capital deficit of $835,389.

     We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products, will increase significantly in the future.

     In November 2002, we filed a listing application with the American Stock Exchange (“AMEX”). We presently do not meet all of the AMEX listing criteria, including the AMEX’ financial listing criteria. To facilitate the proposed AMEX listing application and to provide additional growth and operating capital, the Company anticipates seeking approximately $3,000,000 in private equity which, if completed, could result in the issuance of shares of Common or Preferred Stock.

     The Company will be dependent upon our existing cash and cash equivalents, together with anticipated net proceeds from private placements of common stock and potential license fees, and sales of our products to finance our planned operations through at least the next 12 months. Accordingly, we plan to access additional cash from a variety of potential sources, which may include: public equity financing, private equity financing, license fees, grants, and public or private debt. The Report of Independent Certified Public Accountants included elsewhere in this Form 10-SB includes a going concern modification.

     Additional capital may not be available when required or on favorable terms. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders.

NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment or Disposal of Long-Lived Assets. The provisions of the statement are effective for the year beginning January 1, 2002. The adoption of this standard did not have a material impact on the Company’s financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of this statement are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not currently expect to adopt the fair value based method of accounting for stock-based employee compensation.

FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

     Net Sales and Gross Profit - During the years ended December 31, 2001 and 2002, net sales totaled $167,111 and $257,118 respectively. The increase was due to the increase in sales of safety products for powered parking gates. The Company’s sales to date have been limited. We had a gross profit of $74,345 for the year ended December 31, 2001 and $81,218 for the year ended December 31, 2002.

     Research and Development Expenses – During the years ended December 31, 2001 and 2002, research and development expenses totaled $452,482 and $660,844, respectively. The increase of $208,362 was due principally to new product applications. Two additional technicians were hired and the salary increased for an engineer manager resulting in increases in salaries and wages and payroll taxes; rent expense increased also as a result of adding facility space.

     Selling, General and Administrative Expenses – During the years ended December 31, 2001 and 2002, selling, general and administrative expenses totaled $2,315,055 and $2,813,897, respectively. The increase of $498,842 was attributable principally to the following categories: increases were due to patent amortization as a result of the patent acquisition at the end of February 2002; advertising and marketing in connection with demonstrating products at six tradeshows and hiring an outside advertising agency; salaries and wages and payroll taxes related to the addition of two officers, executive assistant, sales staff and other staff promotions; insurance expense, and expanded office space and other expenses. Decreases were due to a lower level of officer bonuses and related payroll taxes; and professional consulting fees.

     Interest Expense - Net - During the years ended December 31, 2001 and December 31, 2002 net interest expense totaled $9,708 and $187, 663 respectively. The increase was due principally to additional interest expense in connection with the RMI acquisition notes payable and the borrowings incurred in October 2002.

CRITICAL ACCOUNTING ESTIMATES

     Patents and Trademarks - The recorded cost of the patent is based on the fair value of consideration paid for it. The ultimate consideration was originally based on a valuation performed by a third party and approved by those Board Members with no affiliation with the seller. The patent costs are amortized over the remaining life of the patent at the date of its acquisition. The fair value of the patent is reviewed for recoverability whenever events or changes in circumstances indicate that its recorded value may not be recoverable. NO impairment has been recognized through December 31, 2002.

ITEM 7 FINANCIAL STATEMENTS

     The Financial Statements of the Company and the accompanying notes thereto, and the independent auditor’s report are included as part of this Form 10-KSB and immediately follow the Signatures and Certifications Pages of this Form 10-KSB.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with our independent accountants over any item involving the Company’s financial statements. Our independent accountants are Grant Thornton LLP, 101 East Kennedy Blvd, Tampa, Florida 33602-5154.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Company’s directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company’s officers are appointed annually by the Board of Directors and serve at the pleasure of the Board. There are no family relationships between any of the officers or directors of the Company.

     The directors, executive officers, and significant employees of the Company, are as follows:

		Positions and Offices Presently
Name	Age	Held with the Company

Stephen A. Michael	55	Director, President
Edmund C. King	68	Director, Chief Financial Officer, Treasurer
Samuel S. Duffey	57	Director
Robert Knight	46	Director
Gregory J. Newell	53	Director
John E. Scates	46	Director
Joseph F. Movizzo	59	Director
William W. Dolan	55	Secretary, General Counsel & Industry Liaison
Carl A. Parks	44	Vice President of Operations
Robert T. Fergusson	57	Engineering Manager
Jeffrey L. Jones	46	Sales and Market Development Manager

     There are no family relationships among any directors, executive officers or significant employees.

     STEPHEN A. MICHAEL has served as our President and Director since February 9, 2000. Mr. Michael attended the School of Engineering at Ohio State University. Upon returning from military service in Vietnam, he attended the Schools of Business/Marketing at both Ohio State University and Franklin University. Mr. Michael has also attended the University of Wisconsin School of Engineering to acquire certification in the area of High Energy Surge Suppression and New York University School of Engineering for Advanced Studies in FRP (Fiber Reinforced Plastic) and Composites Engineering. Mr. Michael has served as President and Director of SmartGate, L.C. since January 1997. SmartGate, L.C. became one of our subsidiaries in February 2000. Additionally, he has served as President and Director of SmartPlug, Inc. since January 1997 and President and Director of FlashPoint International, Inc. since October 2001. Mr. Michael has devoted a significant portion of his career to developing functional products, including participating in the development and marketing of the Panasonic Auto Sound-Car dealer system, the Fuzz Buster and the Sears KingFisher Boat.

     EDMUND C. KING has served as our Chief Financial Officer and Director since February 9, 2000. Mr. King has had a distinguished career in accounting and financial assistance to various industries. Until October 1, 1991, Mr. King was a partner in Ernst & Young, an international accounting and consulting firm. While at Ernst & Young, Mr. King was that firm’s Southern California senior healthcare partner and prior to that directed the Southern California healthcare practice for Arthur Young & Company, one of the predecessor firms of Ernst & Young. During his 30 years with Ernst & Young, Mr. King counseled clients in structuring acquisitions and divestitures; advised on the development of strategic plans, resulting in implementation of successful business strategies; directed the preparation of feasibility studies; assisted with operational and financial restructuring; directed and supervised audits of client financial statements; and provided expert witness testimony and technical SEC consultation. Clients included leading corporations in various industries with primary emphasis in health care. Mr. King assisted with various financing transactions ranging in size from $5 million to over $800 million. These transactions included public equity offerings, sale/leaseback and debt placements. Commencing in 1999, Mr. King became a financial consultant to SmartGate, L.C. that we acquired in February 2000. Mr. King has served as Chief Financial Officer and Director of SmartPlug, Inc. since November 2000 and Chief Financial Officer and Director of FlashPoint International, Inc. since October 2001. From January 1992, Mr. King has been a general partner of Trouver, an investment banking and financial consulting partnership. Trouver has arranged approximately one billion dollars in financing for various healthcare clients. Mr. King is also a member of the Board of Directors of LTC Properties, Inc., a NYSE listed real estate investment trust.

     Mr. King is a graduate of Brigham Young University, having served on the National Advisory Council of that school’s Marriott School of Management, and has completed a Harvard University management course sponsored by Ernst & Young. Mr. King also has served as Chairman of the HFMA’s Long-Term Care Committee (Los Angeles Chapter) and is a past member of the National Association of Corporate Directors. He holds CPA certificates in the states of California and Utah and is a member of the American Institute of Certified Public Accountants. Mr. King has lectured and written extensively on healthcare industry financial matters.

     SAMUEL S. DUFFEY has served as a Director since February 9, 2000. Mr. Duffey has been named the Chairman (non-executive) of the Board of Directors and as such, presides at meetings of directors. Mr. Duffey is an attorney and consultant providing business and marketing support to various client companies regarding domestic and international marketing and finance. For more than the last five years, Mr. Duffey has served as President and Director of Duffey & Dolan, P.A., a Sarasota, Florida consulting and legal firm. Mr. Duffey graduated from Drake University with a degree in Business Administration-Marketing and Drake University Law School with a Juris Doctor Degree with honors. Mr. Duffey a prior staff trial attorney with the U.S. Securities and Exchange Commission. Mr. Duffey has served as Chairman and Director of SmartGate, L.C. since January 1997. SmartGate, L.C. became one of our subsidiaries in February 2000. Additionally, he has served as Chairman and Director of SmartPlug, Inc. since January 1997 and Chairman and Director of FlashPoint International, Inc. since October 2001. Mr. Duffey has practiced business law for more than 20 years assisting businesses in all aspects of growth and has assisted numerous companies in conducting initial public offerings (IPO).

     ROBERT KNIGHT has served as a Director of the Company since July 1998. Mr. Knight served as President and Secretary-Treasurer of the Company from 1998 until February 2000. Mr. Knight serves as Treasurer and Director of Advertain On-Line Inc. a position he has held since March 14, 2000. From September 1, 1998 to June 23, 1999 he served as President, Secretary - Treasurer and Director of Silverwing Systems Corporation. From September 1, 1998 Mr. Knight served as President and Director of Centaur BioResearch, Inc. From November 1997 Mr. Knight has served as President and Director of Peregrine Mineral Resources Group, Inc. From June 24, 1997 to February 1, 1999, he was the President and Director of ANM Holdings Corporation. From March 24, 1997 to July 1, 1998, Mr. Knight was President and director of AFD Capital Group. From November 12, 1996 to February 1, 1999, Mr. Knight was President and director of

Biologistics, Inc. In November 1995 to September 1996 Mr. Knight was President and Director of BioQuest, Inc. (formerly Victoria Enterprises, Inc.). At the completion of the merger between Victoria Enterprises, Inc. and BioQuest, Inc., Mr. Knight resigned as President, Secretary and Treasury but remained a director until May 1998. Additionally, Mr. Knight has served as a Director of FlashPoint International, Inc. since October 2001. Mr. Knight has 15 years of experience in the public company arena and corporate finance.

     Mr. Knight completed a Masters in Business Administration, December 31, 1998 from Herriot-Watt University.

GREGORY J. NEWELL

     Ambassador Gregory J. Newell has served as a Director of the Company since June 13, 2002. Ambassador Newell is an international business development strategist and former: U.S. Ambassador; U. S. Assistant Secretary of State; and White House Commissioned Officer, having served under four U.S. Presidents. From 1992 to the present, Ambassador Newell has served as President of International Commerce Development Corporation in Provo, Utah, an international business-consulting firm. From 1989 to 1991, Ambassador Newell served as President and International Development Strategist of Dow, Lohnes & Albertson International, a subsidiary of one of Washington, D.C.’s oldest and largest law firms. Ambassador Newell was U.S. Ambassador to Sweden from 1985 to 1989. Prior to that he was U.S. Assistant Secretary of State for International Organizational Affairs serving as the senior U.S. government official responsible for the formulation and execution of U.S. multilateral foreign policy in 96 international organizations including the United Nations, where he served as senior advisor to the 37th, 38th, 39th and 40th United Nations General Assemblies. He served as Director of Presidential Appointments and Scheduling and Special Assistant to President Ronald Reagan and Staff Assistant to President Gerald R. Ford. Ambassador Newell has also served on the boards of the Landmark Legal Foundation, Sutherland Institute and the Swedish-American Chamber of Commerce.

     JOHN E. SCATES, a garage door industry engineer and consultant, was appointed to the Company’s Board of Directors on June 27, 2002. From June 1997 to the present, Mr. Scates has been President and Owner of Scates, Inc., a product design and failure analysis consultancy in Carrollton, Texas. From May 1993 to May 1997, Mr. Scates served as Manager of Research and Development for Windsor Door, Little Rock, Arkansas. From February 1985 to May 1993, Mr. Scates served as Manager of Structures at Overhead Door R & D/engineering, Dallas, Texas. Mr. Scates earned a BS Degree in Mechanical Engineering, Summa Cum Laude from Texas A & M University in 1979. Mr. Scates is licensed as a Professional Engineer in Texas, Florida and North Carolina.

     JOSEPH F. MOVIZZO joined the Company’s Board of Directors in May 2003. From 1965 to 1998, Mr. Movizzo served in various positions at the IBM Corporation. His positions included serving as a General Manager of IBM Global Services Consulting Group, which he helped form, and creating and managing IBM China/Hong Kong Corporation, which integrated the former IBM Japan/China operations and the IBM Hong Kong subsidiary. From March 1998 to the present, Mr. Movizzo has been self-employed primarily as a business consultant in textiles, financial services, data services and government. From May 2000 to the present, Mr. Movizzo has served as an independent Director of Managesoft Corporation L’td, Melbourne, Australia.

He was elected non-executive Chairman of that entity in November 2002. Mr. Movizzo holds BS and MS degrees in Nuclear Engineering from the University of Wisconsin – Madison.

     WILLIAM W. DOLAN has served as secretary, general counsel and industry liaison of the Company since November 2000. Mr. Dolan is an attorney and a member of the Florida Bar. For more than the last five years, Mr. Dolan has been Vice President of Duffey & Dolan, P.A., a consulting and legal firm. Mr. Dolan graduated from the University of Florida law school with honors and holds a Masters Degree in social work as well as a Bachelor of Arts Degree in political science from the St. Louis University. In his 12 years of corporate specialization, Mr. Dolan has assisted numerous clients in many phases of business law, including corporate organization, mergers and acquisitions, and private and public offerings.

SIGNIFICANT EMPLOYEES

     CARL A. PARKS has served as the Company’s Vice President of Operations since August 2001. Mr. Parks has had over 20 years experience in many phases of electronic manufacturing including assembly methods, techniques, hiring personnel, defining processes and selecting equipment. Prior to joining the Company, in 2000 and 2001 Mr. Parks served as a Customer Development Manager at ProTek Electronics in Sarasota, Florida where Mr. Parks had direct responsibility for the location, qualification and booking of new business and where he developed and managed the Quotation procedure and Costing model. In 1999 and part of 2000, Mr. Parks served as a Customer Development Manager at MSI of Central Florida in Melbourne, Florida. At MSI, Mr. Parks directed all manufacturing operations including hiring a core management team and had direct responsibility for new business development. From 1994 to part of 1999, Mr. Parks served as a customer service engineer at Genesis Manufacturing in Oldsmar, Florida. At Genesis, Mr. Parks had direct responsibility for the location and qualification of new customers. In addition, Mr. Parks provided front-end engineering support for all new program start-ups and provided component level sourcing support to all new programs. Mr. Parks received an A.S. Business degree in 1983 from Manatee Junior College. He has also received 1,600 hours of special instructions in many phases of manufacturing technology.

     ROBERT T. FERGUSSON joined the Company in November 2001. In his 30-year career, Mr. Fergusson has been an electronic engineer with a background in electronics, optical and mechanical design, as well as extensive experience in engineering management. From 1973 until joining the Company, Mr. Fergusson served in various engineering capacities at Barry Wehmiller Electronics f/k/a Inex Vision Systems located in Clearwater, Florida and Denver, Colorado. During his career, Mr. Fergusson has been involved in the design and development of automatic on-line inspection equipment. Many of the pieces of equipment became industry standards in the glass container industry. Mr. Fergusson also served as Director of Engineering and Vice President of Engineering. Mr. Fergusson is also experienced in analog and digital (including PLD) design. He designed signal processing, interface and control circuits for various pieces of equipment. In addition, Mr. Fergusson has a mechanical background and has developed several innovative optical designs for improvement of inspection processes. Mr. Fergusson has traveled extensively in the U.S., Europe and Latin America to work with field service and sales in resolving technical problems and developing new business opportunities. In 1971, Mr. Fergusson received a Bachelors of Engineering Science in Electrical Engineering from Brigham Young University in Provo, Utah and an Associate of Science degree in 1968 at the College of Eastern Utah in Price, Utah.

     JEFFREY L. JONES joined the Company in July 2001 and became our Sales and Market Development Manager in March 2002. Mr. Jones’ background is in management and sales. In 2001, prior to joining the Company, Mr. Jones served as a distribution manager at DeSears, a large appliance retailer located in Sarasota, Florida. From mid 1997 through the end of 2000, Mr. Jones served as an account manager at Old Dominion Freight Line in Tampa, Florida. From October 1996 to May 1997, Mr. Jones was the terminal manager at USF Duncan in Ft. Myers, Florida. Mr. Jones attended Valencia Community College and has completed a number of industry sales and management training courses.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers to send reports of their ownership of the equity securities of the Company and of changes in such ownership to the SEC. SEC regulations also require the Company to identify in this Annual Report on Form 10-KSB any person subject to this requirement who failed to file any such report on a timely basis. As the Company’s Form 10-SB was not effective until January 8, 2003, no reports were due by our directors and executive officers for the year 2002.

CODE OF ETHICS

     The Company’s Board of Directors has adopted a Code of Business Conduct and Ethics and Compliance Program which is applicable to the Company and all its directors, officers and employees, including the Company’s principal executive officer and principal financial officer, principal accounting officer or comptroller, or other persons performing similar functions.

ITEM 10 EXECUTIVE COMPENSATION

     The following table provides certain summary information concerning compensation paid to our executive officers, directors and significant employees for the years stated.

SUMMARY COMPENSATION TABLE(1)

SUMMARY COMPENSATION TABLE (1)

							Long Term Compensation

		Annual Compensation					Awards

(a)	(b)	(c)		(d)	(e)		(f)		(g)

					Other Annual		Restricted		Securities
Name and		Salary		Bonus	Compensation		Stock		Underlying
Principal Position	Year	($)		($)	($)		Award(s) ($)		Options/SARs (#)

Stephen A. Michael,	2002	120,000	(2)(i)	43,050(2)(ii)	8,400	(2)(iii)	—		300,000
President and	2001	120,000	(3)(i)	30,000(3)(ii)	65,444	(3)(iii)	140,000	(3)(iv)	—
Director	2000	105,000	(4)(i)	21,000(4)(ii)	7,350	(4)(iii)	—		300,000
Samuel S. Duffey(5)	2002	120,000	(6)(i)	43,050(6)(ii)	8,400	(6)(iii)	—		300,000
Chairman and	2001	120,000	(7)(i)	30,000(7)(ii)	68,400	(7)(iii)	140,000	(7)(iv)	—
Director	2000	105,000	(8)(i)	21,000(8)(ii)	7,350	(8)(iii)	—		300,000
William W.	2002	120,000	(9)(i)	10,000(9)(ii)	4,800	(9)(iii)	—		100,000
Dolan, Secretary,	2001	63,750	(10)	—	17,461	(10)(ii)	35,000	(10)(iii)	—
General Counsel	2000	7,500	(11)	—	4,500	(11)	—		20,000
and Industry Liaison
Edmund C. King	2002	120,000	(12)(i)	—	22,500	(12)(ii)	—		125,000
Chief Financial	2001	—		—	39,985	(13)(i)	17,500	(13)(ii)	—
Officer, Treasurer	2000	—		—	27,500	(13)(iii)	—		200,000
and Director

[Additional columns below]

[Continued from above table, first column(s) repeated]

SUMMARY COMPENSATION TABLE (1)

	Long Term Compensation

	Payouts

(a)	(h)		(i)

	LTIP		All Other
Name and	Payouts		Compensation
Principal Position	($)		($)

Stephen A. Michael,	—		55,000	(2)(iv)
President and	30,000	(3)(v)	—
Director	30,000	(4)(iv)	100,000	(4)(v)
Samuel S. Duffey(5)	—		55,000	(6)(iv)
Chairman and	30,000	(7)(v)	—
Director	30,000	(8)(iv)	100,000	(8)(v)
William W.	—		3,200	(9)(iv)
Dolan, Secretary,	—		—
General Counsel	—		—
and Industry Liaison
Edmund C. King	—		—
Chief Financial	—		—
Officer, Treasurer	—		—
and Director

(1) For all individuals named in the foregoing table, compensation reflected is the aggregate of compensation paid by both the Company and SmartGate, L.C. for the period stated.

(2) During the year 2002, Mr. Michael was paid the following compensation: (i) $80,000 of Mr. Michael’s $120,000 base salary was paid in cash and $40,000 was not paid and accrues; (ii) $16,000 of the bonus was paid in cash and $27,050 was not paid and accrues; (iii) other annual compensation consisted of a car allowance of which $5,600 was paid in cash and $2,800 was not paid and accrues; and (iv) all other compensation consisted of a cash payment of $25,000 in previously unpaid bonuses that had accrued during prior years, and a cash payment of $30,000 in previously unpaid back salary that had accrued during prior years.

(3) During the year 2001, Mr. Michael was paid the following compensation: (i) $120,000 base salary paid in cash; (ii) $30,000 bonus paid in cash; (iii) other annual compensation paid in cash consisting of an $8,400 car allowance and $57,044 as a cash reimbursement for the payment of taxes associated with the restricted stock award granted to Mr. Michael during the year; (iv) 40,000 shares of stock pursuant to a restricted stock award issued in 2001 which was valued at $3.50 per share on the date of grant; and (v) a long-term incentive plan award of $30,000 in the form of accrued salary which will not be paid until the Company has achieved adequate capitalization as determined by the independent members of the Board of Directors (the “Condition to Payment”).

(4) During the year 2000, Mr. Michael was paid the following compensation: (i) base salary of $105,000 paid in cash; (ii) a bonus of $21,000 paid in cash; (iii) a car allowance of $7,350 paid in cash; (iv) a long-term incentive plan award of $30,000 consisting of an accrued bonus which will not be paid until the Condition to Payment has been satisfied; and (v) $100,000 paid in cash upon the contribution of ownership of SmartGate, L.C. to the Company.

(5) The compensation paid to Mr. Duffey, as reflected in this table in years 2000 and 2001, was received by Duffey & Dolan, P.A. pursuant to Mr. Duffey’s employment arrangement with that entity. All compensation paid to either Mr. Duffey or Duffey & Dolan, P.A. during the periods covered is reflected in this table. For all periods subsequent to 2001, Duffey & Dolan, P.A. has provided no legal services to the Company and all compensation earned by Mr. Duffey was paid directly to Mr. Duffey.

(6) During the year 2002, Mr. Duffey was paid the following compensation: (i) $80,000 of Mr. Duffey’s $120,000 base salary was paid in cash and $40,000 was not paid and accrues; (ii) $16,000 of the bonus was paid in cash and $27,050 was not paid and accrues; (iii) other annual compensation consisted of a car allowance of which $5,600 was paid in cash and $2,800 was not paid and accrues; and (iv) all other compensation consisted of a cash payment of $25,000 in previously unpaid bonuses that had accrued during prior years, and a cash payment of $30,000 in previously unpaid back salary that had accrued during prior years.

(7) During the year 2001, Mr. Duffey was paid the following compensation: (i) $120,000 base salary paid in cash; (ii) $30,000 bonus paid in cash; (iii) other annual compensation paid in cash consisting of an $8,400 car allowance and $60,000 as a cash reimbursement for the payment of taxes associated with the restricted stock award granted to Mr. Duffey during the year; (iv) 40,000 shares of stock pursuant to a restricted stock award issued in 2001 which was valued at

$3.50 per share on the date of grant; and (v) a long-term incentive plan award of $30,000 in the form of accrued salary which will not be paid until the Condition to Payment has been satisfied.

(8) During the year 2000, Mr. Duffey was paid the following compensation: (i) base salary of $105,000 paid in cash; (ii) a bonus of $21,000 paid in cash; (iii) a car allowance of $7,350 paid in cash; (iv) a long-term incentive plan award of $30,000 consisting of an accrued bonus which will not be paid until the Condition to Payment has been satisfied; and (v) $100,000 paid in cash upon the contribution of ownership of SmartGate, L.C. to the Company.

(9) During the year 2002, Mr. Dolan was paid the following compensation: (i) $80,000 of Mr. Dolan’s $120,000 base salary was paid in cash and $40,000 was not paid and accrues; (ii) this bonus was not paid and accrues; (iii) other annual compensation consisted of a car allowance of which $3,200 was paid in cash and $1,600 was unpaid and accrues; and (iv) all other annual compensation consisted of a cash payment of $3,200 in unpaid car allowance which had accrued from the prior year.

(10) During the year 2001, Mr. Dolan was paid the following compensation; (i) $63,750 in base salary which was paid in cash; (ii) other annual compensation consisting of $14,261 as a cash reimbursement for the payment of taxes associated with the restricted stock award granted to Mr. Dolan during the year, and a $3,200 car allowance which was accrued but paid in 2002; and (iii) 10,000 shares of stock pursuant to a restricted stock award which was issued in 2001 which was valued at $3.50 per share on the date of grant.

(11) During the year 2000, Mr. Dolan was paid a salary of $7,500 in cash and a consulting fee of $4,500 in cash. The consulting fee was received by Duffey & Dolan, P.A. pursuant to Mr. Dolan’s employment arrangement with that entity.

(12) During the year 2002, Mr. King was paid the following compensation: (i) Commencing in October 2002, Mr. King went on full-time salary at the annual base rate of $120,000, of which only $7,500 was paid in cash during the period of its commencement in October 2002 through December 2002, and $22,500 of the salary due during that three-month period was not paid and accrues. From January 2002 through September 2002, Mr. King’s compensation was not paid in salary, but was paid in the form of a monthly consulting fee at $2,500 per month as further described in (ii) next: (ii) this represents the compensation that Mr. King was paid in cash in the form of a monthly consulting fee at $2,500 per month as described in (i) above for the months of January 2002 through September 2002. This compensation was paid to Mr. King through Teasdale Corp., which is controlled by Mr. King and which provided consulting services to the Company.

(13) During the year 2001 Mr. King was paid the following compensation: (i) $9,985 as a cash reimbursement for the payment of taxes associated with the restricted stock award granted to Mr. King during the year, and $30,000 paid in cash for consulting services provided during 2001. This compensation for the consulting services was paid to Mr. King through Teasdale Corp., which is controlled by Mr. King and which provided consulting services to the Company; and (ii) 5,000 shares of stock pursuant to a restricted stock award which was issued in 2001 which was valued at $3.50 per share on the date of grant.

(14) During the year 2000, Mr. King was paid the following compensation: (i) $27,500 paid in cash for consulting services provided during 2000. This compensation for the consulting services was paid to Mr. King through Teasdale Corp., which is controlled by Mr. King and which provided consulting services to the Company.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR 2002

		Percent of
		Total
		Options/SARs
		Granted to
	No. of Options	Employees in	Exercise
Name	Granted	Fiscal Year	Price	Expiration Date

Stephen A. Michael	300,000	26.5%	$3.85	1/21/07
Samuel S. Duffey	300,000	26.5%	$3.85	1/21/07
William W. Dolan	100,000	8.8%	$3.85	1/21/07
Edmund C. King	125,000	11.1%	3.50	1/21/07

     Aggregated option exercises in 2002 and 2002 year-end option values are as follows:

	Shares
	Acquired		Number of Securities Underlying		Value of Unexercised
	On	Value	Unexercised Options at Fiscal Year		In-the-Money Options at Fiscal
Name and	Exercise	Realized	End (#)		Year End ($)(1)
Principal Position	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable(2)
Stephen A. Michael, President and Director	—	—	300,000	300,000	300,000	45,000
Samuel S. Duffey, Chairman and Director(2)	—	—	200,000	400,000	200,000	145,000
William W. Dolan, Secretary	—	—	20,000	100,000	—	15,000
Edmund C. King	—	—	200,000	125,000	200,000	62,500

     (1) The fair market value is based upon the closing bid price of the Company’s common stock on December 31, 2002 at $4.00 per share, as reported by Pink Sheets LLC.

     (2) 300,000 of these options were issued to Duffey & Dolan, P.A., a professional corporation controlled by Mr. Duffey that earned consulting fees for providing services to the Company.

STOCK COMPENSATION PLAN - 2000

     Pursuant to the Company’s 2000 Plan, the below named directors, officers, and significant employees were among the persons (or entities) who received stock options for providing services to the Company. Pursuant to the 2000 Plan and the Option Agreements, the exercise price is the average market price of our stock during the ten-day period prior to the Option grant. All of the below-described options with the exception of the options issued to Duffey & Dolan, P.A. and John E. Scates are exercisable for a period of seven years from the date of grant; provided however, the shares which may be purchased are subject to vesting as follows: one-third of the shares vests on the grant date; another one-third of the shares vest one year from the grant date; and the final one-third of the shares vests two years from the grant date, provided the consultant or employee remains an officer, director, consultant or employee of the Company on the vesting dates. The options granted to Duffey & Dolan, P.A. and John E. Scates vests as follows: one-third of the shares vest on the first anniversary of the grant date; another one-third of the shares vests on the second anniversary of the grant date; and the final one-third of the shares vests on the third anniversary of the grant date, provided the holder remains an officer, director, consultant or employee of the Company on the vesting dates.

     On July 26, 2000, options were granted at an exercise price of $3.00 per share as follows:

Stephen A. Michael	300,000 Shares
Duffey & Dolan, P.A	300,000 Shares
Edmund C. King	200,000 Shares
Robert Knight	150,000 Shares

     On December 20, 2000, an Option under the 2000 Plan to purchase 20,000 shares was granted to William W. Dolan at an exercise price of $4.96 per share.

     On May 17, 2001, an Option under the 2000 Plan to purchase 10,000 shares was granted to John E. Scates at an exercise price of $4.27 per share.

     On August 6, 2001, an Option under the 2000 Plan to purchase 100,000 shares was granted to Carl Parks at an exercise price of $5.32 per share.

     The total number of shares that may be purchased pursuant to options granted under the 2000 Plan, including those set forth above, is 1,200,000 shares (this includes 10,000 additional shares which may be issued to a consultant if certain performance conditions are met), of which all are vested except for 153,333 which are not yet vested. There will be no additional options granted under this 2000 Plan.

STOCK COMPENSATION PLAN - 2002

     On January 22, 2002, pursuant to the Company’s 2002 Plan, the below named directors, officers and significant employees were among the persons who received stock options for providing services to the Company. Pursuant to the 2002 Plan and the Option Agreements, the exercise price was the fair market value of the Company’s common stock on the date of grant. The 2002 Plan provided for both qualified and non-qualified options. All of the options that were issued on January 22, 2002 are exercisable for a period of five years from the date of grant; provided however, the shares which may be purchased are subject to vesting as follows: one-third of the shares vest on the first anniversary of the grant date; another one-third of the shares vests on the second anniversary of the grant date; and the final one-third of the shares vests on the third anniversary of the grant date.

     The options granted on January 22, 2002 were at exercise prices of $3.85 and $3.50 per share as follows:

Stephen A. Michael	300,000 shares	$3.85
Samuel S. Duffey	300,000 shares	$3.85
Edmund C. King	125,000 shares	$3.50
Robert Knight	75,000 shares	$3.50
William W. Dolan	100,000 shares	$3.85
Jeffrey Jones	25,000 shares	$3.50
Robert Fergusson	25,000 shares	$3.50

     On June 13, 2002, an Option under the 2002 Plan to purchase 100,000 shares was granted to Gregory J. Newell at an exercise price of $5.10 per share. This Option has a term of seven years, and beginning September 30, 2002, vests quarterly over a period of 20 quarters with 5,000 shares vesting at the end of each quarter, and, in the event Mr. Newell terminates his service to the Company after June 13, 2005 for the primary purpose of returning to full-time government service, the balance of the option will continue to vest as provided in the Option Agreement.

     On June 27, 2002, Mr. Scates was granted an option under the 2002 Plan to purchase 20,000 shares at $5.15 per share. This Option has a term of seven years, and beginning September 30, 2002, vests quarterly over a period of 8 quarters with 2,500 shares vesting at the end of each quarter.

     The total number of shares that may be purchased pursuant to options granted under the 2002 Plan, including those set forth above, is 1,100,000 shares, of which 349,164 are vested and 750,836 are not vested. There will be no additional options granted under this 2002 Plan.

STOCK COMPENSATION PLAN - 2003

     For information regarding the Company’s 2003 Plan, see Item 5 “Equity Compensation Plan Information”. On May 13, 2003, Mr. Movizzo was granted an option under the 2003 Plan to purchase 80,000 shares of the Company’s common stock at $3.00 per share. The option has a term of seven years, and beginning June 30, 2003, vests in equal quarterly installments of 5,000 shares each over 16 quarters.

COMPENSATION OF DIRECTORS

     The Company is currently establishing a formal plan for the compensation of its Board of Directors. Currently, directors are reimbursed for actual expenses incurred in connection with performing duties as directors and do not receive compensation for attendance at meetings, except that Messrs. Newell, Scates and Movizzo are each entitled to be paid an annual director’s fee of $10,000 which has not yet been paid and accrues. Further, directors are, from time to time, granted options under the Company’s various stock option plans, as reflected above in this Item 10.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with the following officers:

     STEPHEN A. MICHAEL - Mr. Michael’s Employment Agreement provides for an annual base salary of $150,000 ($30,000 of which is currently accruing until otherwise determined by the Board of Directors) plus an auto allowance of $8,400 per annum. Base salary automatically increases to $180,000 once the Company achieves three (3) consecutive months of profits from operations. Annually the Board of Directors reviews the base salary for potential increases based upon performance of the Company. Additionally, Mr. Michael is entitled to receive a bonus, as determined from time to time, by the Company’s Board of Directors. The Agreement also provides for eight (8) weeks of paid vacation and entitlement to participate in any group plans or programs maintained by the Company, such as health insurance, etc. The contract is for a term of five (5) years, which ends February 2005, and if the Company is profitable during the 12-month period immediately prior to the end of the term of the Agreement, the Agreement shall automatically be renewed for an additional five (5) year term under the same terms and provisions of the original contract. In the event of early termination of the Agreement by the

Company, Mr. Michael would receive a severance consisting of base salary, bonuses and benefits that would have been due him during the five-year period following the date of such termination, paid in the same intervals as paid under the contract. Also, in the event of death, Mr. Michael’s estate shall receive an amount equal to the base salary for a period of five (5) years (from the date of death) which may be payable at the same intervals as the compensation would have been paid had the employment not been terminated by death. As part of the Employment Agreement, Mr. Michael entered into a Covenant Not to Compete and Confidentiality Agreement that are attached to the Employment Agreement.

     SAMUEL S. DUFFEY - Mr. Duffey’s Employment Agreement provides for an annual base salary of $150,000 ($30,000 of which is currently accruing until otherwise determined by the Board of Directors) plus an auto allowance of $8,400 per annum. Base salary automatically increases to $180,000 once the Company achieves three (3) consecutive months of profits from operations. Annually the Board of Directors reviews the base salary for potential increases based upon performance of the Company. Additionally, Mr. Duffey is entitled to receive a bonus, as determined from time to time, by the Company’s Board of Directors. The Agreement also provides for eight (8) weeks of paid vacation and entitlement to participate in any group plans or programs maintained by the Company, such as health insurance, etc. The contract is for a term of five (5) years, which ends February 2005, and if the Company is profitable during the 12-month period immediately prior to the end of the term of the Agreement, the Agreement shall automatically be renewed for an additional five (5) year term under the same terms and provisions of the original contract. In the event of early termination of the Agreement by the Company, Mr. Duffey would receive a severance consisting of base salary, bonuses and benefits that would have been due him during the five-year period following the date of such termination, paid in the same intervals as paid under the contract. Also, in the event of death, Mr. Duffey’s estate shall receive an amount equal to the base salary for a period of five (5) years (from the date of death) which may be payable at the same intervals as the compensation would have been paid had the employment not been terminated by death. As part of the Employment Agreement, Mr. Duffey entered into a Covenant Not to Compete and Confidentiality Agreement that are attached to the Employment Agreement.

     WILLIAM W. DOLAN - Mr. Dolan’s contract provides for an annual base salary of $120,000 plus an auto allowance of $4,800 per annum. Annually the Board of Directors reviews the base salary for potential increases based upon performance of the Company. Additionally, Mr. Dolan is entitled to receive a bonus, as determined from time to time, by the Company’s Board of Directors. The Agreement also provides for six (6) weeks of paid vacation and entitlement to participate in any group plans or programs maintained by the Company, such as health insurance, etc. The contact is for a term of five (5) years, which ends May 2006, and if the Company is profitable during the 12-month period immediately prior to the end of the term of the Agreement, the Agreement shall automatically be renewed for an additional five (5) year term under the same terms and provisions of the original contract. In the event of early termination of the Agreement by the Company, Mr. Dolan would receive a severance consisting of base salary, bonuses and benefits that would have been due him during the five-year period following the date of such termination, paid in the same intervals as paid under the contract. Also, in the event of death, Mr. Dolan’s estate shall receive an amount equal to the base salary for a period of five (5) years (from the date of death) which may be payable at the same intervals as the compensation would have been paid had the employment not been terminated by death. As part of the Employment Agreement, Mr. Dolan entered into a Covenant Not to Compete and Confidentiality Agreement that are attached to the Employment Agreement.

     EDMUND C. KING — Mr. King’s contract provides for an annual base salary of $120,000. Annually the Board of Directors reviews the base salary for potential increases based upon performance of the Company. Additionally, Mr. King is entitled to receive a bonus, as determined from time to time, by the Company’s Board of Directors. The Agreement also provides for six (6) weeks of paid vacation and entitlement to participate in any group plans or programs maintained by the Company, such as health insurance, etc. The contract is for a term of three (3) years, which ends in February 2006, In the event of early termination of the Agreement by the Company, Mr. King would receive a severance consisting of base salary, bonuses and benefits that would have been due him during the remaining contract term following the date of such termination, paid in the same intervals as paid under the contract. Also, in the event of death, Mr. King’s estate shall receive an amount equal to the base salary for the remaining term of the Agreement which may be payable at the same intervals as the compensation would have been paid had the employment not been terminated by death. As part of the Employment Agreement, Mr. King entered into a Covenant Not to Compete and Confidentiality Agreement that are attached to the Employment Agreement.

     CARL A. PARKS — In August 2001 the Company entered into an Employment Agreement with Mr. Parks for a term of three (3) years, which terminates in August 2004, which provides for base salary of $70,000 per year and up to three (3) weeks vacation. In the event of termination without cause, maximum severance compensation is six months compensation. As part of the Employment Agreement, Mr. Parks entered into a Covenant Not to Compete and Confidentiality Agreement that are attached to the Employment Agreement.

     ROBERT T. FERGUSSON — In November 2001 the Company entered into an Employment Agreement with Mr. Fergusson for a term of three (3) years, which terminates in August 2004, which provides for base salary of $70,000 per year and up to three (3) weeks vacation. In the event of termination without cause, maximum severance compensation is six months compensation. As part of the Employment Agreement, Mr. Fergusson entered into a Covenant Not to Compete and Confidentiality Agreement that are attached to the Employment Agreement.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of shares of our common stock, as of June 4, 2003, of (i) each person known by us to beneficially own 5% or more of such shares; (ii) each of our directors, executive officers, and significant employees named in the Summary Compensation Table; and (iii) all of our current executive officers, directors, and significant employees as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

	AMOUNT AND NATURE
	OF SHARES
NAME AND ADDRESS	BENEFICIALLY	PERCENTAGE
OF BENEFICIAL OWNER(1)	OWNED(2)	OWNED(2)

William W. Dolan(3)	4,760,898	28.2%
Stephen A. Michael(4)	4,780,116	28.3%
H.R. Williams(5)	1,183,486	7%
Samuel S. Duffey(6)	749,572	4.4%

	AMOUNT AND NATURE
	OF SHARES
NAME AND ADDRESS	BENEFICIALLY	PERCENTAGE
OF BENEFICIAL OWNER(1)	OWNED(2)	OWNED(2)

Edmund C. King(7)	443,706	2.6%
Robert Knight(8)	179,200	1%
Carl Parks(9)	66,666	.4%
Robert Fergusson(10)	8,333	.05%
Jeffrey Jones(10)	8,333	.05%
Gregory J. Newell(11)	20,000	.1%
John E. Scates(12)	16,666	.1%
Joseph F. Movizzo(13)	102,286	.6%
G.M. Capital Partners, Ltd.(14)	880,000	5.2%
All directors, executive officers and significant employees as a group (11 persons) 11,135,776 shares, 66% (approx.)

1.	The business address for Mr. Dolan, Mr. Duffey, Mr. Michael, Mr. Parks, Mr. Fergusson and Mr. Jones is 4400 Independence Court, Sarasota, Florida 34234. Mr. Williams’ address is 7954 Royal Brikdale Circle, Bradenton, FL 34202. Mr. King’s address is 4153 North Dover Lane, Provo, Utah 84604. Mr. Knight’s business address is 114 West Magnolia Street, Suite 446, Bellingham, Washington 98225. Mr. Newell’s address is 777 Osmond Lane, Provo, Utah 84604. Mr. Scate’s business address is 1411 LeMay, #205, Carrollton, Texas 75007. Mr. Movizzo’s address is 442 Yacht Harbor Drive, Osprey, Florida 34229-9744; and G.M. Capital Partners Ltd. business address is 2755 Lougheed Highway, Suite 620, Port Coquitlam, B.C. V3B 5Y9, Canada.

2.	The percentage calculations are based on 16,898,971 shares that were outstanding as of June 4, 2003. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of June 4, 2003 are deemed outstanding for computing the number and the percentage of outstanding shares beneficially owned by the person holding such options but are not deemed outstanding for computing the percentage beneficially owned by any other person.

3.	Includes: (i) 2,019,169 shares held by Mr. Dolan as Trustee of the Spencer C. Duffey Irrevocable Trust, a Trust created by the Company’s Chairman and Director, Samuel S. Duffey, for his son; (ii) 2,019,169 shares held by Mr. Dolan as Trustee of the Elizabeth R.. Duffey Irrevocable Trust, a Trust created by the Company’s Chairman and Director, Samuel S. Duffey, for his daughter; (iii) 117,286 shares held by Mr. Dolan as Trustee of the Grace Duffey Irrevocable Trust, a Trust created by the Company’s Chairman and Director, Samuel S. Duffey, for his former spouse; (iv) 551,941 shares owned by William W. Dolan; (v) Mr. Dolan’s options to purchase 53,333 shares.

4.	Includes options to purchase 400,000 shares.

5.	Includes 611,603 shares and options to purchase 446,804 shares held by the H.R. Williams Family Limited Partnership (“Partnership”) and 125,079 shares held in the name of H.R. Williams individually

6.	Includes 234,572 shares owned by Mr. Duffey’s spouse, 40,000 shares along with options to purchase 300,000 shares held by Duffey & Dolan, P.A., an entity controlled by Mr. Duffey, an option to purchase 100,000 shares owned by Mr. Duffey, and 75,000 shares owned by the Pharis Duffey Family Foundation (“Foundation”), a charitable entity controlled by Mr. Duffey and his two adult children.. Mr. Duffey disclaims beneficial ownership of the

Foundation and Trusts set forth in footnote number (3) above in which Mr. Dolan serves as Trustee.

7.	Includes 197,040 shares held in Mr. King’s name, 5,000 shares held in the name of the King Family Trust, and Mr. King’s options to purchase 241,666 shares.

8.	Includes 4, 200 shares and options to purchase 175,000 shares.

9.	Represents options to purchase 66,666 shares.

10.	Represents options to purchase 8,333 shares.

11.	Includes options to purchase 20,000 shares.

12.	Represents options to purchase 16,666 shares.

13.	Includes 97,286 shares and options to purchase 5,000 shares.

14.	Includes 380,000 shares and options to purchase 500,000 shares.

ADVISORS

     Set forth below are Advisors who have been engaged by the Company and a description of the compensation arrangements with said Advisors.

INDUSTRY ADVISORY BOARD

     The Company has established an Industry Advisory Board to consist of industry experts and persons held in high regard within their industry. The Advisory Board currently has two members who are available on a limited basis to provide industry or market input as requested by the Company’s officers and directors. The Industry Advisory Board provides a consultive function and is not part of the Company’s Board of Directors, which is discussed elsewhere in this document.

     Advisory Board Member, Linda Kauffman, the former Chairman of the Board of the International Parking Institute, provides the Company with expertise in the parking and traffic control industry. Ms. Kauffman provides consulting services on an “as available” basis and as compensation, was granted an Option in June 2001 to purchase 10,000 shares of the Company’s common stock at $4.34 per share. The Option vests over a period of three years with one-third of the shares becoming eligible to purchase on each anniversary date of the grant, provided Ms. Kauffman has remained a consultant with the Company on the anniversary date. The Option’s term is seven years.

     Advisory Board Member, Duane Cameron, is a member of the parking industry. Mr. Cameron provides consulting services on an “as available” basis and as compensation, was granted an option to purchase 10,000 shares of the Company’s common stock at $3.00 per share. The Option was granted in July 2000. The Option is subject to vesting where one-third of the shares became eligible to purchase on the grant date, the second one-third on the anniversary date of grant, and the third one-third of the shares will become eligible for purchase on the second anniversary date of grant, provided Mr. Cameron has remained a consultant with the Company on the anniversary dates. Also in July 2000, Mr. Cameron was granted the right to be issued an additional option for the purchase of 10,000 shares at $3.00 per share if, as a result of the efforts of Mr. Cameron, the Company enters into contractual relationships with certain entities in the parking industry.

OTHER ADVISORS

     In January 2002, the Company engaged Hawk Associates, Inc. to provide investor relations consultation and services pursuant to an Engagement Agreement with an initial term of six and one-half months with an ongoing relationship thereafter which can be terminated by either party upon 30 days notice. Hawk Associates, Inc. is paid a fee of $6,600 per month and $400 per month to cover routine costs. Additionally, in January 2002, Hawk Associates, Inc. was granted an option to purchase up to 50,000 shares of the Company’s common stock at a purchase price of $7.25 per share. The Option is exercisable for a period of seven years, and is subject to a vesting schedule over the initial 24-month period where 6,250 shares are released and become eligible for purchase at the end of each quarterly period during the 24-month vesting term, provided the Engagement Agreement between the Company and Hawk Associates, Inc. has remained in effect at the end of the quarterly period then in effect.

     Also in 2002, the Company extended its international investor relations consultant arrangement with G.M. Capital Partners, Ltd. to assist in investor relations and capital formation from potential investors, which are neither U.S. citizens nor U.S. residents (see Item 12 — Certain Relationships and Related Transactions for a description of compensation and related transactions).

     In December 1999, William Hyde, a financial consultant, was granted an option from SmartGate, L.C. for providing consulting services related to banking relationships and business development. The Option was for the purchase of 14,074 shares of the Company’s common stock at a purchase price of $1.07 per share. The Option was partly exercised in December 2002 for the purchase of 12,198 shares, and the remaining shares were not exercised and the Option expired at the end of December 2002.

     In March 2003, the Company engaged Crescent Fund, Inc. as a financial consultant to provide investor-related consulting services. Pursuant to this Consulting Agreement, the Company has issued 14,285 shares of its authorized, but unissued common stock, and may issue additional shares at the rate of 7,142.5 shares per month for the term that the Agreement continues. The Company may terminate the Consulting Agreement upon ten days’ notice.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     For information regarding securities authorized for issuance under Equity Compensation Plans, and the equity compensation plan information table see Item 5.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to a Merger, on February 26, 2002, we acquired Radio Metrix Inc., a Florida corporation (“RadioMetrix”). RadioMetrix was formed in 1992 by certain individuals who founded SmartGate, L.C. RadioMetrix became the exclusive worldwide licensee of the InvisaShield™ technology in 1992. It began research and development efforts following obtaining the exclusive worldwide license and in 1997, granted a sublicense limited to powered closure applications to SmartGate, L.C.. The assets of RadioMetrix were acquired more than two years before its acquisition by Invisa, with the exception of a patent. The patent was purchased by RadioMetrix on January 8, 2002 pursuant to a Purchase Agreement dated October 9, 2000. The purchase price paid by RadioMetrix for the patent was $1,200,000 of which $50,000 was paid by RadioMetrix as a deposit against the purchase price. The RadioMetrix agreement to purchase the patent required a closing, with payment, by January 8, 2002, which was before the closing of the planned acquisition of RadioMetrix by Invisa. Accordingly, as part of its acquisition of RadioMetrix, Invisa loaned approximately $550,000 to RadioMetrix to enable RadioMetrix to timely close its purchase of the patent by paying the remaining $550,000 due at closing. In acquiring RadioMetrix, Invisa acquired ownership of the patent and the $550,000 loan to RadioMetrix became an intercompany debt. The purchase price paid by the Company for RadioMetrix is discussed later in this section. Reference is made to Note B to the financial statements for additional information regarding the Company’s $550,000 loan to RadioMetrix.

     Pursuant to this acquisition, RadioMetrix was merged into a subsidiary, which we incorporated specifically for this transaction. Because each of the RadioMetrix shareholders had pre-existing relationships with us, the transaction was approved by the Board Members having no affiliation, stock ownership or other relationship with RadioMetrix (“Independent Committee of Directors”). The Independent Committee of Directors was represented by legal counsel. Additionally, it received advice as to the financial fairness of the transaction from a national firm experienced in financial valuation and consulting. The relationships of our officers, directors or substantial shareholders with RadioMetrix at the date of the acquisition were:

			% Ownership in	% Ownership in
	Invisa, Inc.	Radio Metrix Inc.	Radio Metrix Inc.	Invisa, Inc.
Stephen A. Michael	Director, President, and shareholder of Invisa, Inc., and founder, manager and former member of SmartGate, L.C.	Director, President, and Principal Shareholder	42.5%	22.82%

Elizabeth Duffey	Principal Shareholder	Principal Shareholder	21.3%	10.33%
Irrevocable Trust(1)

Spencer Duffey	Principal Shareholder	Principal Shareholder	21.3%	10.33%
Irrevocable Trust(1)

Samuel S. Duffey(1)	Chairman, Director, and shareholder of Invisa, Inc., and founder, manager and former member of SmartGate, L.C.	Officer and Director		1.90%

Robert T. Roth	Shareholder, Director, and former manager and member of SmartGate, L.C.	Director and Shareholder	10.0%	5.22%

William W. Dolan(2)	Officer and Shareholder, and former member of SmartGate, L.C.	Officer and Shareholder	4.9%	3.02%

     (1).These are family trusts created by Samuel S. Duffey for his adult children who are the beneficiaries.

     (2).Mr. Dolan is the Trustee of the family trusts created for Mr. Duffey’s adult children.

     At the closing of Invisa’s purchase of RadioMetrix, the patent was subject to a previous pledge as collateral for a twenty-four (24) month Promissory Note in the principal amount of $600,000, which was made by RadioMetrix when it purchased the patent. The party that sold the patent to RadioMetrix was not affiliated with either the RadioMetrix shareholders or Invisa™. As a further result of the acquisition of RadioMetrix, the Company eliminated its obligation to pay ongoing royalty fees in connection with its sale of powered closure safety products based upon the InvisaShield™ technology while expanding its access to all presence sensing market categories outside of safety, including access to the security market and other markets (“Technology Purchase from RadioMetrix”).

     The aggregate consideration paid for the purchase of RadioMetrix through the date hereof, is: (i) 3,685,000 shares of restricted common stock; (ii) $1,300,000 (plus accrued and unpaid interest) payable by two promissory notes consisting of: (a) a $500,000 promissory note, payable at 10% interest per annum until August 25, 2003, at which time the interest rate becomes 15%. This promissory note is due in one installment on February 25, 2006; and (b) an $800,000 promissory note payable at 15% interest due monthly, and all principal due in one installment on February 25, 2004. Both promissory notes may be prepaid without penalty. Neither promissory note is collateralized; and (iii) a 7% royalty on all revenue earned from the sale of products based upon the RadioMetrix technology other than safety products which constituted the Company’s core business prior to the Merger. The royalty may be terminated by the Company for a one-time payment based upon appraisal. Additionally, Note B to the financial statements details obligations of RadioMetrix, including approximately $175,000 in accrued compensation payable to stockholders of RadioMetrix that remained in place and was assumed by the Company at the acquisition of RadioMetrix. As a result of an Amendment to the RadioMetrix Merger Agreement, no earn-out or other consideration will be paid by the Company except as described above.

     On February 9, 2000 we purchased SmartGate, L.C. principally from the same group of related parties that previously owned RadioMetrix. As a result, on February 9, 2000, we issued 7,743,558 shares of Invisa™ common stock to the SmartGate, L.C. members which represented approximately 74% of our outstanding capital stock at that date. As a result of this transaction, we agreed to subsequently make loans to certain of the SmartGate, L.C. members should same be required to fund IRS recapture tax obligations imposed as a result of this transaction. As a result of this obligation, in October 2001, we loaned approximately $74,384 to Mr. Michael, and approximately $71,810 to Mr. Duffey, pursuant to unsecured five-year Promissory Notes.

     Pursuant to an agreement made in 1992 between RadioMetrix and an individual who introduced RadioMetrix to the inventors of the InvisaShield™ technology, RadioMetrix was obligated to pay up to $200,000 contingent upon sales. Under the Agreement, the obligation terminates when RadioMetrix has paid an aggregate of $200,000. The obligation arose out of an introduction to the inventors of the RadioMetrix Technology and the anticipation of future assistance to be provided by the finder in connection with the commercialization of the technology. In 1999, as a result of the unavailability of the finder, and the lack of any ongoing support from the finder, RadioMetrix asserted breach of the Agreement and provided notice of termination. The termination has not been contested, and the Company has had no contact with the finder following such termination.

     We have the following royalty obligations:

          (i) We are obligated to pay to Carl Burnett, the inventor, a royalty of the smaller of $1.00 or 1% of the amount collected from the sale of each finished product in which the technology designed to eliminate or filter electronic interference is utilized. In instances where we license this technology independent of our other technology, a royalty of 10% of the licensed fees or royalties received is due. In instances where we license this invention as part of further potential technology other than the InvisaShield™, a royalty of 1% of the licensed fees or royalties received is due. We currently utilize this invention only in our safety products and we do not currently anticipate utilizing this invention in other product categories;

          (ii) We are obligated to pay a royalty equal to two percent of net profits from the sale of InvisaShield™ safety products for parking gates, sliding gates and overhead doors to an independent engineering consultant, Pete Lefferson. Based on further consulting from Mr.

Lefferson, we anticipate that we may extend this royalty obligation to additional products or product categories.; and

          (iii) We are obligated to pay a royalty equal to 7% of revenue to affiliated parties with regard to all categories of our business, other than the safety category. This obligation arose from the consideration to be paid by us in the business combination transaction with Radio Metrix Inc. which has been previously discussed above in this Item 12. This royalty-based payment may be terminated by us at any time for a one-time payment in an amount to be determined by appraisal.

     The following officers or directors entered into loan transactions associated with the purchase of common stock with SmartGate, L.C. before it was acquired by us and became a wholly owned subsidiary. As a result of these pre-acquisition transactions, we have the following notes receivable: Stephen A. Michael — $375,000, Samuel S. Duffey — $375,000 and Edmund C. King - $210,000.

     One of the Company’s principal shareholders is H.R. Williams (“Mr. Williams”) and his family limited partnership, the H.R. Williams Family Limited Partnership (“HRW Partnership”). The Company’s transactions with Mr. Williams or the HRW Partnership are summarized below:

1.	In March 1999, Mr. Williams subscribed for 446,804 shares of the Company’s wholly owned subsidiary, SmartGate, L.C. As part of the subscription, Mr. Williams: (a) paid $59,523 in cash; (b) agreed to loan the Company $25,000 pursuant to a Promissory Note with interest at prime (“the $25,000 Note”); (c) agreed to sublease SmartGate, L.C. space to conduct its operations in a building leased by the HRW Partnership; and (d) agreed to guarantee a line of credit for SmartGate, L.C. at the Regions Bank in Bradenton, Florida in the amount of $150,000 (“Credit Facility”). As part of the Subscription Agreement, SmartGate, L.C. granted the HRW Partnership (see Security Ownership of Certain Beneficial Owners and Management) an option to purchase 446,804 shares at a purchase price of $1.07 per share. The Option will remain exercisable until the last to occur of: (i) 245 days following either the Company’s payoff of a Credit Facility guaranteed by H.R. Williams; (ii) the date Mr. Williams’ guarantee of the Credit Facility is released; or (iii) one year following the date when certain shares owned by Mr. Williams or HRW Partnership are free of transfer restrictions.

2.	In May 2001, the Company issued 164,799 shares of its common stock to the HRW Partnership as its landlord. Pursuant to the Sublease Agreement entered into between SmartGate, L.C. and the HRW Partnership as landlord in March 1999, SmartGate, L.C. was granted the right to pay its rent to the HRW Partnership as landlord, either in cash or in stock, and if paid in stock, it would be paid at the rate of one share for each $0.50 of rent owed. For the period from the inception of the Lease in March 1999 through August 2000, the Company elected to pay the approximate 19 months of rent with stock resulting in this issuance of 164,799 shares to the HRW Partnership as landlord. This Agreement has terminated.

3.	In March 2002, the Company repaid the $25,000 Note in full.

4.	In October 2002, Mr. Williams agreed to guarantee an additional $150,000 of credit in addition to the $150,000 currently outstanding. We agreed to issue 5,000 shares to HRW Partnership in consideration for this additional guarantee. We further agreed that, to the extent we borrow any funds under the extended guarantee (i.e. — in excess of the original $150,000 line of credit) we will grant to HRW Partnership an option to purchase, at $2.50 per share, one share of our common stock for each dollar borrowed. To date, no such additional credit facility has been established and the referenced shares and additional options have not been issued under this arrangement, and we do not anticipate that such credit facility will be established in the future or such additional shares issued or options ultimately granted.

     In 2001, the Company made a demand loan of $3,500 to significant employee, Carl Parks, for a personal matter. The loan is shown as an “interest free” note receivable on the Company’s books.

     In 2002, a stock option entitling G.M. Capital Partners, Ltd., a consultant in international investor relations (see Item 11 — Security Ownership of Certain Beneficial Owners and Management — Other Advisors), to purchase 500,000 shares of the Company’s common stock at $3.50 per share, with certain registration rights attached, was issued in prepayment of the consulting fee for the year. The agreed value of the stock option and the consulting services was established at $120,000. The stock option is considered fully vested and will be exercisable until December 31, 2005. Provided that the shares which may be purchased upon the exercise of the stock option have not been covered by a previous Registration Statement, the holder may, commencing on January 1, 2004 demand that the Company file and exercise reasonable efforts to effect a Registration Statement covering 250,000 shares. Additionally, provided that all 500,000 shares which may be purchased under the stock option have not been covered by a previous Registration Statement, commencing on July 1, 2005 the holder may demand that the Company file and exercise reasonable efforts to effect a Registration Statement covering the remaining 250,000 shares which may be purchased upon the exercise of the stock option. Both Registration Statements shall be at the cost of the Company. In April 2003, the Company issued 500,000 shares of its authorized but unissued common stock to GM Capital Partners, Ltd. in recognition of its support in the Company’s past and current access to capital and matters related thereto.

     Stephen A. Michael, Samuel S. Duffey and Robert T. Roth may be considered founders or promoters of SmartGate, L.C. The consideration paid to these individuals is discussed elsewhere herein. Bob Knight and G.M. Capital Partners, Ltd. may be considered founders or promoters of the Company. Discussion of the consideration received by them is discussed elsewhere in this document.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

     (a)       Exhibits

INDEX TO EXHIBITS

ITEM NO.	DESCRIPTION

2.1	Agreement of Merger and Plan of Reorganization dated 2/25/02 by and among SmartGate Inc., SmartGate/RadioMetrix Acquisition Corp. and Radio Metrix Inc., Letter of Clarification, and Amendment dated as of April 24, 2003

3(i)	Articles of Incorporation, as amended

3(ii)	Bylaws of the Company

4.1	Specimen of Invisa, Inc. Common Stock Certificate

ITEM NO.	DESCRIPTION

10.1	Indemnity Agreement by and among the Company and Stephen A. Michael, Spencer Charles Duffey Irrevocable Trust u/a/d July 29, 1998, Elizabeth Rosemary Duffey Irrevocable Trust u/a/d July 29, 1998, Robert T. Roth, William W. Dolan dated as of February 25, 2002

10.2	Form of Promissory Notes to Stephen A. Michael, Spencer Charles Duffey Irrevocable Trust Under Agreement Dated 7/29/98, Elizabeth Rosemary Duffey Irrevocable Trust Under Agreement Dated 7/29/98, Robert T. Roth, and William W. Dolan — February 25, 2002

10.3	Form of Promissory Notes to Stephen A. Michael, Spencer Charles Duffey Irrevocable Trust Under Agreement Dated 7/29/98, Elizabeth Rosemary Duffey Irrevocable Trust Under Agreement Dated 7/29/98, Robert T. Roth, and William W. Dolan — February 25, 2002

10.4	Consulting Agreement with Hawk Associates, Inc. dated January 16, 2002

10.5	Contribution Agreement dated 2/9/00 between SmartGate Inc. and SmartGate, L.C.

10.6	Promissory Note from Stephen A. Michael to the Company — October 15, 2001

10.7	Promissory Note from Samuel S. Duffey to the Company — October 15, 2001

10.8	Distribution Agreement with H.S. Jackson & Son (Fencing) Limited — August 23, 2001, and April 10, 2002 and March 31, 2003 Amendments thereto

10.9	Employment Agreement with Stephen A. Michael

10.10	Employment Agreement with Samuel S. Duffey

10.12	Employment Agreement with Edmund C. King

10.13	Employment Agreement with William W. Dolan

10.14	Employment Agreement with Carl Parks

10.15	Employment Agreement with Bob Fergusson

10.16	Office Lease with DTS Commercial Interiors, Inc.

10.17	Office Lease with 4396 Independence Court, Inc.

10.18	Quarterly Revenue Based Payment Agreement by and among the Company and Stephen A. Michael, Spencer Charles Duffey Irrevocable Trust u/a/d July 29, 1998, Elizabeth Rosemary Duffey Irrevocable Trust u/a/d July 29, 1998, Robert T. Roth, William W. Dolan dated as of February 25, 2002; and Amendment dated as of April 24, 2003

10.19	Net Profit Royalty Letter Agreement between Radio Metrix Inc. and Pete Lefferson dated September 23, 1993 as amended by Letter Agreement dated December 1, 1994 (“Lefferson Royalty Agreement”)

10.20	Agreement between Radio Metrix Inc. and Carl Burnett dated October 13, 1996 (“Burnett Agreement”)

10.21	The Agreement between Radio Metrix Inc. and Namaqua Limited Partnership (“Namaqua”) dated December 13, 1993 (“Namaqua Agreement”), and related Security Agreement (“Namaqua Security Agreement”)

10.22	Agreement between Radio Metrix Inc. and Robert Wilson dated March 18, 1992 (“Wilson Agreement”)

10.23	Closing Agreement between Radio Metrix Inc., SDR Metro Inc. and Brent Simon dated January 8, 2002

10.24	Promissory Note to SDR Metro Inc. dated January 8, 2002

ITEM NO.	DESCRIPTION

10.25	Security Agreement between Radio Metrix Inc. and SDR Metro Inc. dated January 8, 2002

10.26	Remedy upon Default Agreement between Radio Metrix Inc. and SDR Metro Inc. dated January 8, 2002

10.27	Consulting Agreement Memo re: Brent Simon dated August 28, 2000

10.28	Original Equipment and Independent Distribution License Agreement between the Company and Rytec Corporation

10.29	Disbursement Request and Authorization, Promissory Note, and Business Loan Agreement with Regions Bank — July 15, 2002

10.30	Promissory Note, Security Agreement, and Escrow Agreement — Re:
Daimler Capital Partners, Ltd. — loan and stock options; Stock Option Agreement with Daimler Capital Partners, Ltd. — October 28, 2002; Stock Option Agreement with Daimler Capital Partners, Ltd. — February 28, 2003

10.31	Stock Option Agreement with H.R. Williams Family Limited Partnership — February 9, 2000 and Amendment thereto

10.32	SmartGate, Inc. 2000 Employee, Director, Consultant and Advisor Stock Compensation Plan (“Plan 2000”)

10.33	Form of Plan 2000 Option Agreement with Stephen A. Michael — July 26, 2000 (including form of Letter of Investment Intent for Stephen A. Michael, Robert Knight, Edmund C. King, and Duffey & Dolan, P.A.)

10.34	Form of Plan 2000 Option Agreement with Robert Knight and Edmund C. King — July 26, 2000

10.35	Form of Plan 2000 Option Agreement with Duffey & Dolan, P.A. — July 26, 2000

10.36	Form of Plan 2000 Option Agreements with employees/consultants — July 26, 2000 and December 20, 2000 (including form of Letters of Investment Intent) for these and the May 17, 2001, June 28, 2001, and August 6, 2001 Plan 2000 Option Agreements listed below

10.37	Form of Plan 2000 Option Agreement with John E. Scates — May 17, 2001

10.38	Form of Plan 2000 Option Agreement with Linda L. Kauffman — June 28, 2001

10.39	Form of Plan 2000 Option Agreement with Carl Parks — August 6, 2001

10.40	SmartGate Inc. 2002 Incentive Plan (“Plan 2002”)

10.41	Form of Plan 2002 Option Agreements with Stephen A. Michael, Samuel S. Duffey and William W. Dolan — January 22, 2002 (including form of Letters of Investment Intent for all Plan 2002 Option Agreements)

10.42	Form of Plan 2002 Option Agreements with Robert Knight and Edmund C. King — January 22, 2002

10.43	Form of Plan 2002 Option Agreements with employees — January 22, 2002

10.44	Form of Promissory Note and Security Agreement re: Stephen A. Michael, Edmund C. King, Scott Tannehill, Barbara Baker, Nicole A. Longridge and Edward A. Berstling Option to Exercise/Stock Purchase (also form of Security Agreement per Exhibit 10.46)

10.45	Form of Modification Agreement re: Edmund C. King, Scott Tannehill, Barbara J. Baker, and Nicole A. Longridge Promissory Notes re: Option Exercise/Stock Purchase

10.46	Form of Replacement Promissory Note, Assignment and Security Agreement re: Grace Duffey Irrevocable Trust u/a/d 1/26/00 and Debra Finehout Option to

ITEM NO.	DESCRIPTION

Exercise/Stock Purchase (for form of Security Agreement, see Exhibit 10.44 above).

10.47	Registration Rights Agreement by and among the Company and Stephen A. Michael, Spencer Charles Duffey Irrevocable Trust u/a/d July 29, 1998, Elizabeth Rosemary Duffey Irrevocable Trust u/a/d July 29, 1998, Robert T. Roth, William W. Dolan dated as of February 25, 2002

10.48	Voluntary Resale Restriction Agreement with Robert T. Roth — November 19, 2001

10.49	Stock Option Agreement with Hawk Associates, Inc. — January 16, 2002

10.50	Amended and Restated Stock Option Agreement with G.M. Capital Partners Limited L.P. — November 8, 2002

10.51	Form of Plan 2002 Option Agreement with Gregory Newell — June 13, 2002

10.52	Form of Plan 2002 Option Agreement with John E. Scates — June 27, 2002

10.53	Delbrueck Bank Warrant #1

10.54	Delbrueck Bank Warrant #2

10.55	Form of Plan 2000 Option Agreement with Nicole A. Longridge

10.56	Form of Plan 2000 Option Agreement with Duane Cameron

10.57	Invisa, Inc. 2003 Incentive Plan

10.58	Form of Plan 2003 Option Agreement with Joseph F. Movizzo — May 13, 2003 (including form of Letter of Investment Intent)

10.59	Consulting Agreement — March 2003 between Crescent Fund, Inc. and the Company

10.60	Agreement dated as of April 24, 2003 between Alan A. Feldman and the Company

10.61	Financing Agreement dated as of May 9, 2003 between BarBell Group, Inc. and the Company

10.62	Series 2003A 7% Convertible Note Due June 9, 2004, dated May 9, 2003 from the Company to BarBell Group, Inc.

10.63	Investment Agreement dated as of May 9, 2003 between BarBell Group, Inc. and the Company

10.4	Warrant to Purchase Shares of Common Stock dated as of May 9, 2003, issued by the Company to BarBell Group, Inc.

10.65	Registration Rights Agreement dated as of May 9, 2003 between the Company and BarBell Group, Inc.

10.66	Broker-Dealer Placement Agent Selling Agreement — May 2003 between Capstone Partners LC and the Company

14	Code of Business Conduct and Ethics and Compliance Program

21	Subsidiaries of Registrant

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

     (b)       8-K Reports

                         The Company has not filed any 8-K Reports.

Item  14   CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subject to their evaluation.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Invisa has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

INVISA, INC.

Dated: June 23, 2003	/s/ Stephen A. Michael, President

Stephen A. Michael
As its President

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Invisa and in the capacities and on the dates indicated.

Date:	June	23, 2003	/s/ Stephen A. Michael Stephen A. Michael, Director

Date:	June	23, 2003	/s/ Samuel S. Duffey Samuel S. Duffey, Director

Date:	June	23, 2003	/s/ Edmund C. King Edmund C. King, Director

Date:	June	23, 2003	/s/ Robert Knight Robert Knight, Director

Date:	June	23, 2003	/s/ Gregory J. Newell Gregory J. Newell, Director

Date:	June	23, 2003	/s/ John E. Scates John E. Scates, Director

Date:	June	23, 2003	/s/ Joseph F. Movizzo Joseph F. Movizzo, Director

CERTIFICATIONS

I, Stephen A. Michael, certify that:

     1.          I have reviewed this annual report on Form 10-KSB of Invisa, Inc. (“Invisa”);

     2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Invisa as of and for, the periods presented in this annual report;

     4.          Invisa’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Invisa and have:

          a.     Designed such disclosure controls and procedures to ensure that material information relating to Invisa, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.     Evaluated the effectiveness of Invisa’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c.     Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.          Invisa’s other certifying officers and I have disclosed, based on our most recent evaluation, to Invisa’s auditors and the audit committee of Invisa’s board of directors (or persons performing the equivalent functions):

          a.     All significant deficiencies in the design or operation of internal controls which could adversely affect Invisa’s ability to record, process, summarize and report financial data and have identified for Invisa’s auditors any material weaknesses in internal controls; and

          b.     Any fraud, whether or not material, that involves management or other employees who have a significant role in Invisa’s internal controls; and

     6.          Invisa’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June	, 2003	/s/ Stephen A. Michael, President Stephen A. Michael
President

I, Edmund C. King, certify that:

     1.          I have reviewed this annual report on Form 10-KSB of Invisa, Inc;

     2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Invisa as of and for, the periods presented in this annual report;

     4.          Invisa’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Invisa and have:

          a.     Designed such disclosure controls and procedures to ensure that material information relating to Invisa, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.     Evaluated the effectiveness of Invisa’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c.     Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.          Invisa’s other certifying officers and I have disclosed, based on our most recent evaluation, to Invisa’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          a.     All significant deficiencies in the design or operation of internal controls which could adversely affect Invisa’s ability to record, process, summarize and report financial data and have identified for Invisa’s auditors any material weaknesses in internal controls; and

          b.     Any fraud, whether or not material, that involves management or other employees who have a significant role in Invisa’s internal controls; and

     6.          Invisa’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June	, 2003	/s/ Edmund C. King Edmund C. King
Chief Financial Officer

Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Invisa, Inc.

We have audited the consolidated balance sheets of Invisa, Inc. (a development stage enterprise) as of December 31, 2001 and 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the twelve month periods then ended and the period February 12, 1997 (date of inception) through December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invisa, Inc. as of December 31, 2001 and 2002 and the consolidated results of operations and cash flows for the twelve month periods then ended and the period February 12, 1997 (date of inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C, The Company incurred a net loss during the year ended December 31, 2002 of $3,581,186 and for the period February 12, 1997 (date of inception) through December 31, 2002 of $8,963,815. These factors, among others as discussed in Note C to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Tampa, Florida
May 30, 2003

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$1,612,524	$98,410
Accounts receivable	37,179	73,180
Inventories	88,892	296,608
Refundable deposits	82,704	69,190

Total current assets	1,821,299	537,388
Note receivable – related party	152,094	160,898
Furniture, fixtures and equipment, net	69,147	121,647
Patent, net	—	3,641,375
Other assets	9,784	5,008

Total assets	$2,052,324	$4,466,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$60,585	$294,082
Accrued expenses	138,191	85,089
Current portion of notes payable	27,500	—
Line of credit	98,403	123,402
Notes payable	—	116,367
Due to related party	6,121	6,121
Due to shareholders and officers	355,074	747,716

Total current liabilities	685,874	1,372,777
Notes payable to related parties	330,500	1,300,000
Notes payable, less current portion	—	600,000
Deferred revenue	—	300,000
Stockholders’ equity
Preferred stock, 5,000,000 shares authorized ($.001 par value) no shares issued	—	—
Common stock; 95,000,000 shares authorized ($.001 par value), 11,965,580 and 12,990,488 shares issued and outstanding, respectively	11,965	12,990
Additional paid-in capital	7,509,814	11,006,664
Stock subscriptions receivable	(1,103,200)	(1,162,300)
Deficit accumulated during the development stage	(5,382,629)	(8,963,815)

Total stockholders’ equity	1,035,950	893,539

Total liabilities and stockholders’ equity	$2,052,324	$4,466,316

The accompanying notes are an integral part of these statements.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS

			February 12,
			1997 (Date of
			inception)
	Year Ended	Year Ended	Through
	December 31,	December 31,	December 31,
	2001	2002	2002

Net sales	$167,111	$257,118	$547,903
Cost of goods sold	92,766	175,900	342,742

Gross profit	74,345	81,218	205,161
Research and development costs	452,482	660,844	2,266,144
Selling, general and administrative expenses	2,315,055	2,813,897	6,629,985

Loss from operations	(2,693,192)	(3,393,523)	(8,690,968)
Interest expense, net	9,708	187,663	272,847

Loss before income tax	(2,702,900)	(3,581,186)	(8,963,815)
Income tax	—	—	—

Net loss	$(2,702,900)	$(3,581,186)	$(8,963,815)

Net loss per common share:
Basic and diluted	$(0.24)	$(0.28)

Weighted average common stock shares outstanding
Basic and diluted	11,234,610	12,754,832

The accompanying notes are an integral part of these statements.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Deficit
	COMMON STOCK				Accumulated
			Additional	Stock	During the
			Paid-In	Subscriptions	Development
	SHARES	Amount	Capital	Receivable	Stage	Total

FEBRUARY 12, 1997 (INCEPTION)	—	$—	$—	$—	$—	$—
Issuance of common stock to founders	6,105,128	5,980	(5,980)	—	—	—
Net loss	—	—	—	—	(351,207)	(351,207)

BALANCE AT MARCH 31, 1998	6,105,128	5,980	(5,980)	—	(351,207)	(351,207)
Issuance of common stock for cash	690,759	691	233,199	—	—	233,890
Net loss	—	—	—	—	(249,612)	(249,612)

BALANCE AT MARCH 31, 1999	6,795,887	6,671	227,219	—	(600,819)	(366,929)
Common stock issuable for rent	125,079	125	64,743	—	—	64,868
Exercise of stock options	924,214	924	984,076	(985,000)	—	—
Issuance of common stock related to reorganization	2,009,000	2,009	227,991	—	—	230,000
Issuance of common stock for cash	681,380	681	1,102,878	—	—	1,103,559
Net loss	—	—	—	—	(792,932)	(792,932)

BALANCE AT MARCH 31, 2000	10,535,560	10,410	2,606,907	(985,000)	(1,393,751)	238,566
Common stock issuable for rent	39,720	165	23,341	—	—	23,506
Interest accrued on notes related to stock subscription receivable	—	—	59,100	(59,100)	—	—
Issuance of common stock for cash	238,000	238	657,075	—	—	657,313
Issuance of common stock options for services	—	—	248,102	—	—	248,102
Net loss	—	—	—	—	(1,285,978)	(1,285,978)

BALANCE AT DECEMBER 31, 2000	10,813,280	10,813	3,594,525	(1,044,100)	(2,679,729)	(118,491)
Issuance of common stock for cash	1,057,300	1,057	3,280,504	—	—	3,281,561
Interest accrued on notes related to stock subscription receivable	—	—	59,100	(59,100)	—	—
Issuance of common stock for services	95,000	95	332,450	—	—	332,545
Issuance of common stock options for services	—	—	243,235	—	—	243,235
Net loss	—	—	—	—	(2,702,900)	(2,702,900)

BALANCE AT DECEMBER 31, 2001	11,965,580	11,965	7,509,814	(1,103,200)	(5,382,629)	1,035,950
Issuance of common stock and units for cash	589,908	590	1,746,429	—	—	1,747,019
Issuance of common stock related to Radio Metrix merger	435,000	435	1,522,065	—	—	1,522,500
Interest accrued on notes related to stock subscription receivable	—	—	59,100	(59,100)	—	—
Issuance of common stock options for services	—	—	25,256	—	—	25,256
Original issue discount	—	—	144,000	—	—	144,000
Net loss	—	—	—	—	(3,581,186)	(3,581,186)

BALANCE AT DECEMBER 31, 2002	12,990,488	$12,990	$11,006,664	$(1,162,300)	$(8,963,815)	$893,539

The accompanying notes are an integral part of this statement.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			February 12,
			1997 (Date of
			inception)
	Year Ended	Year Ended	Through
	December 31,	December 31,	December 31,
	2001	2002	2002

Cash flows from operating activities:
Net loss	$(2,702,900)	$(3,581,186)	$(8,963,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,000	407,701	435,061
Stock options issued for employee services	243,235	—	516,593
Common stock and options exchanged for services	332,545	25,256	420,794
Changes in operating assets and liabilities:
Accounts and notes receivable	(170,618)	(44,805)	(234,078)
Inventories	54,643	(207,716)	(296,608)
Refundable deposits and other assets	(82,479)	18,290	(74,199)
Accounts payable, trade	41,534	233,497	294,082
Accrued expenses	155,911	(217,526)	35,089
Deferred revenue	—	300,000	300,000
Due to employees and related parties, net	(10,000)	332,066	578,837

Net cash used in operating activities	(2,129,129)	(2,734,423)	(6,988,244)

Cash flows from investing activities:
Patent acquisition	—	(550,000)	(550,000)
Transaction costs in connection with RMI business combination	—	(121,475)	(121,475)
Purchases of furniture, fixtures and equipment	(19,711)	(82,601)	(179,107)

Net cash used in investing activities	(19,711)	(754,076)	(850,582)

Cash flows from financing activities:
Net change in line of credit	(37,124)	24,999	123,401
Proceeds from (payment of) notes payable	—	—	358,001
Proceeds from note payable	—	202,367	202,367
Proceeds from sale of common stock, net	3,281,561	1,747,019	7,023,467
Cash received with combination transaction	—	—	230,000

Net cash provided by financing activities	3,244,437	1,974,385	7,937,236

Net increase (decrease) in cash	1,095,597	(1,514,114)	98,410
Cash at beginning of period	516,927	1,612,524	—

Cash at end of period	$1,612,524	$98,410	$98,410

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

			February 12,
			1997 (Date of
			inception)
	Year Ended	Year Ended	Through
	December 31,	December 31,	December 31,
	2001	2002	2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$58,704	$53,667	$134,237

Notes payable incurred during the period:
In connection with merger transactions	$—	$1,300,000	$1,300,000

Notes payable canceled in connection with merger transaction	$—	$337,489	$337,489

Common stock issued in connection with merger transaction (435,000 shares)	$—	$1,522,500	$1,522,500

Due to employees assumed in connection with merger transaction	$—	$175,000	$175,000

Accrued expenses assumed in connection with merger transaction	$—	$50,000	$50,000

Common stock (164,799 shares) exchanged for rent	$—	$—	$88,374

The accompanying notes are an integral part of these statements.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – DESCRIPTION OF ORGANIZATION AND BUSINESS

Invisa, Inc. (formerly known as “SmartGate, Inc.”) (“the Company” or “Invisa”) is a development stage enterprise that incorporates safety system technology and products into automated closure devices, such as parking gates, sliding gates, overhead garage doors and commercial overhead doors. The Company has not fully implemented its sales and marketing plan and has, therefore, not emerged from the development stage.

For the years ended December 31, 2001 and 2002, the Company was related through common ownership to Radio Metrix, Inc. (RMI), which since 1992 has owned the licensing rights to the underlying technology used by Invisa and since 2000 has owned the right to purchase the underlying patent from an unrelated party. The patent was purchased by RMI in January 2002 for $1.2 million consisting of $600,000 in cash, which was principally borrowed from the Company, and a $600,000 note. The Company purchased RMI in February 2002 (see Note B).

NOTE B – BUSINESS COMBINATIONS

Purchase of SmartGate L.C.

Effective February 9, 2000, the Company acquired all of the membership units of SmartGate L.C. in exchange (the Exchange) for approximately 7,744,000 shares of common stock, representing 74% of the Company’s common stock outstanding at that time. Prior to the Exchange, Invisa, Inc. (a privately held company formed in February 1997) had substantially no operations. For accounting purposes, the Exchange was recorded as a reverse acquisition, with SmartGate L.C. as the accounting acquirer. As a result, the historical financial information presented prior to the Exchange is solely that of SmartGate L.C. The operating results of Invisa, Inc. are combined with those of SmartGate L.C. following the Exchange.

The stockholders’ equity presented prior to the exchange represents the number of the Company’s shares of common stock exchanged for shares of SmartGate L.C. in connection with the exchange. The Company’s net assets were recognized as of the exchange date at historical cost.

Purchase of RMI

In February 2002, the Company purchased 100% of the outstanding capital stock of RMI, a company owned by the principal shareholders of Invisa, Inc. RMI had virtually no operations since its inception and, therefore, the Company has determined that by acquiring RMI, the Company acquired an asset (a patent) and not a business. At closing, the Company issued two promissory notes totaling $1,300,000 ($500,000 is payable in one installment 48 months from the closing with interest payable monthly, and $800,000 is payable in one installment 14 months from the closing with interest payable monthly) and issued 435,000 shares of Invisa common stock. The $800,000 note maturity date was subsequently amended to April 25, 2004. The Company also agreed to pay royalties of 7% of all revenue generated from the RMI technology (exclusive of safety applications), which will be recognized as expense when incurred. The revenue agreement is effective until terminated by mutual agreement of the respective parties. Additionally, contingent consideration to be paid by the Company was as follows prior to amendment:

•	Upon the emergence from the development stage of the product line incorporating RMI security technology,

(a)	a $4,500,000 promissory note payable in one installment due 60 months from the first commercial sale with accrued interest. While outstanding, the promissory note may, at the discretion of the holder, be converted into shares of Invisa, Inc. common stock at the conversion ratio of one share of Invisa, Inc. common stock for each $5.00 of principal and interest.

(b)	1,125,000 shares of Invisa common stock, which may be increased by the Board of Directors of Invisa, Inc. in order that the aggregate market value of the shares issued is at least $4,500,000 on the issuance date.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – BUSINESS COMBINATIONS – Continued

•	3,750,000 shares of Invisa, Inc. common stock, upon the first to occur (i) $25,000,000 in revenue from RMI technology (security technology), (ii) $4,000,000 in pre-tax profits from RMI technology (security technology) and earned royalties, (iii) any 30-day period during which Invisa’s common stock has an average closing price which exceeds $15.00 per share, or (iv) a change in control.

Invisa recorded the cost of the patent, which consists of the consideration paid, the liabilities assumed and the fair value of the stock issued (based on a $3.50 per share offering price) as follows:

Promissory notes issued	$1,300,000
Stock issued	1,522,500
Liabilities assumed (1)	1,018,257
Costs relating to the acquisition	120,218

$3,960,975

(1)     Liabilities assumed includes $600,000 note payable to the original owner of the patent, $550,000 note payable to the Company, $357,000 receivable from the Company, $175,000 payable to the shareholders of RMI and $50,000 of other liabilities.

The Company has obtained a third-party valuation of RMI, which supports the initial purchase price plus the contingent consideration referred to above.

During April 2003, through an amendment to the agreement, the Company agreed to issue 3,250,000 shares of its common stock for full satisfaction of the above contingent consideration. These shares were recorded at the fair value at that date of $3.00 per share and, as a result, patent cost was increased by $9,750,000 with a corresponding increase in additional paid-in capital during April 2003.

Amortization expense will be adjusted for the remaining life of the patent to reflect the additional patent costs. The Company follows the methodology presented in SFAS 144 to measure for impairment of the patent. The Company will continue to monitor its actual and forecasted results of operations and will consider them in its future impairment analyses.

NOTE C – OPERATING MATTERS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the twelve months ended December 31, 2002 and since the date of inception, the Company has had a net loss of $3,581,186 and $8,963,815, respectively. As of December 31, 2002, the Company has not emerged from the development stage and has negative working capital of approximately $835,000. In view of these matters, recoverability of recorded property and equipment, intangible assets and other asset amounts shown in the accompanying financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company improving its overall level of profitability. Since inception, the Company has financed its operations principally from the sale of equity securities, as the Company has not generated significant revenues from the sales of its products. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including increasing the available line of credit, term notes and proceeds from licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. Currently, the Company is in the process of offering up to 2,000,000 shares of common stock at a purchase price of $3.00 per share. In 2003, the Company has sold 68,000 shares pursuant to the Offering. During April 2003, the Company entered into a stock subscription agreement that requires the subscriber to purchase $1,200,000 of common stock over the course of one year. The price of common stock under this agreement is the greater of $3.00 per share or one half of the then current market price. The shares issued are redeemable at the option of the holder, payable in the form of a promissory note with a 13-month maturity. Subsequent to December 31, 2002, the Company has received firm commitments to sell, or has sold, common stock totaling $330,320. Additionally, subsequent to December 31, 2002, the Company has increased its note payable funding and related obligation payable to a third party from $200,000 to $300,000 which is payable during 2003. The sole recourse to the holder of this

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – OPERATING MATTERS – Continued

note upon default, is limited to recovery of 500,000 shares of common stock currently held in escrow. In addition, the Company is in licensing fee discussions with potential distributors of the Company’s future security products. While there can be no assurance that such sources will provide adequate funding for the Company’s operations, management believes such sources will be available to the Company.

NOTE D – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements as of December 31, 2001 include the accounts of Invisa, Inc. and its wholly owned subsidiary, SmartGate L.C. The consolidated financial statements as of December 31, 2002, include the accounts of Invisa and its wholly owned subsidiaries, SmartGate, L.C. and RMI. All intercompany balances and transactions have been eliminated.

Use of Estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable are due primarily from companies in the gate manufacturing industry located throughout the United States and the United Kingdom. Credit is extended based on an evaluation of the customers’ financial condition and, generally, collateral is not required. Bad debts have not been significant. For the year ended December 31, 2002, a customer located in the United Kingdom accounted for 30% of total Company sales.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Furniture, Fixtures and Equipment

Furniture, fixtures, and equipment are depreciated on a straight-line basis over their estimated useful lives, principally five years. Leasehold improvements are amortized over the term of the lease or the estimated useful lives, whichever is shorter. Accumulated depreciation and amortization was $27,360 and $57,460 at December 31, 2001 and 2002, respectively. Accelerated methods are used for tax depreciation.

Patent

The patent for the Company’s underlying technology is amortized on a straight-line method over 10 years, which represents the remaining life of the patent. Accumulated amortization at December 31, 2002 approximates $319,600.

Revenue

Sales under fixed price arrangements are recognized as revenue upon shipment of product (when title transfers to the purchaser) and collectibility is assured.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

In July of 2002, the Company entered into a five-year agreement with Rytec Corporation, whereby Rytec became the exclusive licensee in North America for certain industrial doors. Under the agreement, Rytec paid the Company $300,000 which represents an advance payment to be applied towards the purchase of the first 3,000 units by Rytec. As of December 31, 2002, no sales transactions had occurred under the agreement.

Research and Development Costs

Research and development costs consist of direct and indirect costs that are associated with the development of the Company’s technology. These costs are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. During the years ended December 31, 2001 and 2002, advertising expense was $87,866 and $267,532, respectively.

Warranty Costs

Estimated warranty costs are recognized in the period product is shipped. However, there have been no significant warranty costs incurred through December 31, 2002, nor are any significant amounts expected to occur subsequently. Accordingly, no warranty liability has been recognized for any period presented.

Income Taxes

The Company elected to be taxed as a partnership under the Internal Revenue Code for periods prior to the Exchange. Therefore, the stockholders reported income, deductions, and certain credits on their individual income tax returns. Following the Exchange, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts of these financial instruments approximate their fair value, due to the short-term nature of these items. The carrying amounts of the line of credit and notes payable approximate their fair value due to the use of market rates of interest.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets or asset groups, including patents, whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related asset may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. The value of the patent is particularly sensitive to the achievement of forecasted revenue. As a result, management will compare its actual to budgeted results during 2003 and will consider unfavorable variances in future impairment analyses. There have been no impairment losses in any of the periods presented.

Earnings Per Common Share

Basic and diluted earnings per share are computed based on the weighted average number of common stock outstanding during the period. Common stock equivalents are not considered in the calculation of diluted earnings per share for the periods presented because their effect would be anti-dilutive.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Stock Based Compensation

The Company follows Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), which establishes a fair value based method of accounting for stock-based employee compensation plans; however, the Company has elected to account for its employee stock compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, with pro forma disclosures of net earnings and earnings per share as if the fair value based method of accounting defined in SFAS 123 had been applied. The Company amortizes compensation costs related to the pro forma disclosure using the straight-line method over the vesting period of the employees’ common stock options.

Had compensation cost for the Company’s stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123, the Company’s net loss and net loss per common share would have been the pro forma amounts indicated below (see also Note M):

	Year Ended	Year Ended
	December 31,	December 31,
	2001	2002

Net loss, as reported	$(2,702,900)	$(3,581,186)
Less: stock-based employee compensation cost under the fair value based method, net of related tax effects	(303,683)	(367,746)

Pro forma net loss	$(3,006,583)	$(3,948,932)

Net loss per common share-basic and diluted:
as reported	$(.24)	$(.28)

pro forma	$(.27)	$(.31)

Also included in net loss in 2001 is 243,235 of employee stock based compensation recognized as a variable stock award.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The adoption of these standards did not have a material impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of this statement are effective for the year beginning January 1, 2002. The adoption of this standard did not have a material impact on the Company’s financial statements.

In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities the Company initiates after that date.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

In December 2002, the FASB issued Statement 148 (SFAS 148), Accounting for Stock-Based Compensation — Transition and Disclosure: an amendment of FASB Statement 123 (SFAS 123), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement addresses the accounting for certain financial instruments that, under previous guidance, could be accounted for as equity. SFAS 150 requires that those instruments be classified as liabilities in the statement of financial position. In addition, SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of certain entities. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management has not fully evaluated the effect of adopting this standard.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantors Accounting and Disclosure Requirement for Guarantors, including Indirect Guarantors of Indebtedness to Others (FIN 45). FIN 45 creates new disclosure and liability recognition requirements for certain guarantees, including obligations to stand ready to perform. The initial recognition and measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statement periods ending after December 15, 2002.

NOTE E – INVENTORIES

Inventories consist of the following:

	December 31,

	2001	2002

Finished goods	$16,973	$80,701
Raw materials	71,919	215,907

	$88,892	$296,608

NOTE F – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,

	2001	2002

Accrued compensation	$101,426	$10,268
Accrued interest	23,530	7,953
Other accrued expenses	13,235	66,868

	$138,191	$85,089

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – LINE OF CREDIT

The line of credit at December 31, 2001 and 2002, consists of a $150,000 secured working capital line of credit with a bank. This line of credit was renewed and matures in July 2003. Interest is payable monthly at prime plus one percent, or approximately 5.75% at December 31, 2002. Approximately $26,000 is available for borrowing under the line of credit as of December 31, 2002. The line of credit may be used to finance short term operating capital and all inventories are pledged as security. There are no financial covenants associated with this line of credit. A shareholder guarantees the line of credit.

In October 2002, one of the Company’s principal shareholders agreed to guarantee an additional $150,000 of credit in addition to the $150,000 currently available on the line of credit. The Company has agreed to issue 5,000 shares to the shareholder in consideration for this agreement. The Company further agreed that, to the extent they borrow any funds under the extended guarantee (i.e. – in excess of the original $150,000 line of credit) they will grant to the shareholder an option to purchase, at $2.50 per share, one share of common stock for each dollar borrowed. An agreement with a lender has not been executed with regard to this additional guaranteed amount and, the Company does not anticipate that such an agreement with a lender will be entered into in the future.

NOTE H – NOTES PAYABLE TO RELATED PARTIES AND NOTES PAYABLE

Notes payable consist of the following:

	December 31,

	2001	2002

Related parties:
Notes payable to RMI, due in installments from February 21, 2007 through March 11, 2008, together with interest at 6%, compounded annually (Satisfied with the RMI acquisition in 2002.)	$330,500	$—
Note payable, due March 31, 2002, together with interest at prime, compounded annually	27,500	—
Notes payable to principal shareholders and others in connection with RMI acquisition:
Due February 25, 2006; interest at 10% for first 180 days, 15% thereafter, payable monthly	—	500,000
Due April 25, 2004, as amended; interest at 15% payable monthly	—	800,000
Other Notes Payable:
Note payable issued in connection with acquisition of patent, due January 8, 2004; interest at 8% payable quarterly; secured by underlying patent	—	600,000
Note payable, net of unamortized original issue discount of $83,633, principal of $200,000, due October 28, 2003, as amended; interest at 15% secured by 500,000 shares of Company common stock	—	116,367

	358,000	2,016,367
Less current maturities	(27,500)	(116,367)

	$330,500	$1,900,000

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – NOTES PAYABLE TO RELATED PARTIES AND NOTES PAYABLE – Continued

At December 31, 2002, aggregate maturities of notes payable are as follows:

Year ending December 31,
2003	$116,367
2004	1,400,000
2005	—
2006	500,000

$2,016,367

In October 2002, the Company borrowed $200,000 from a non-affiliated party. The loan bears interest at 15% per annum, payable in advance. The Company issued a four-year warrant, together with registration rights commencing after June 28, 2004, to purchase 200,000 shares of common stock at an exercise price varying from $1.00 to $3.00 per share depending upon the date of loan repayment. Based on the unpaid status of the notes, the exercise price of the warrant is $1.00 per share. As a result of this transaction, the Company recognized an original issue discount of $144,000. Included in interest expense is $58,000 arising from the amortization of the original issue discount. The Company pledged 500,000 shares of common stock as collateral for the loan, which will be returned to the Company upon loan repayment or delivered to the lender as full loan repayment in the event of default. Those shares are not recognized as issued and outstanding. All principal and interest are payable on February 28, 2003, subject to extension to April 28, 2003, upon the issuance of a four-year option to purchase an additional 50,000 shares at $1.00 per share. The loan was subsequently increased to $300,000. Management has not finalized all terms associated with this modification.

NOTE I – DUE TO SHAREHOLDERS AND OFFICERS

Due to shareholders and officers consists principally of deferred payments of base compensation, bonuses and interest payable to two principal shareholders. The amounts payable are non-interest bearing.

NOTE J – ACQUIRED INTANGIBLE ASSETS

The following summarizes the carrying amounts of acquired intangible assets and related amortization.

	As of December 31, 2002

	Gross
	Carrying	Accumulated
	Amount	Amortization

Amortized Patents	$3,960,975	$319,600
Amortization expense:
For year ended 12/31/02	$319,600
Estimated amortization expense:
For year ended 12/31/03	$396,098
For year ended 12/31/04	$396,098
For year ended 12/31/05	$396,098
For year ended 12/31/06	$396,098
For year ended 12/31/07	$396,098

As more fully discussed in Note B, during 2002, the Company acquired a patent which cost totals $3,960,975. The Company is amortizing the cost of the patent over a ten-year period, which is the remaining life of the patent.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	December 31,

	2001	2002

Numerator:
Net loss	$(2,702,900)	$(3,581,186)

Denominator:
For basic loss per share – weighted average shares	11,234,610	12,754,832
Effect of dilutive securities – stock options	—	—

For diluted loss per share	11,234,610	12,754,832

Net loss per common share – basic and diluted	$(0.24)	$(0.28)

Options and warrants to purchase 1,650,880 and 3,621,129 shares of common stock as of December 31, 2001 and 2002 are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive. Additionally, common stock issuable as contingent consideration in connection with the patent purchase (Note B) is not considered in the calculation of basic or diluted loss per share.

NOTE L – COMMON STOCK

In March 2001, the Company authorized a private common stock offering of up to 1,500,000 shares at $3.50 per share (the “March 2001 Offering”). Related to the March 2001 Offering, the Company issued 412,325 shares of common stock and realized proceeds of $1,210,749 during 2002 (net of $232,389 in offering costs). In April 2002, the March 2001 Offering was terminated and in May 2002, the Company commenced a new offering consisting of up to 3,000,000 shares of common stock at $5.00 per share (the “May 2002 Offering”). The May 2002 Offering was amended to comprise only 1,000,000 units at a purchase price of $5.00 per unit (the “Unit Offering”). Each unit consists of one share of the Company’s common stock, and one warrant to purchase one additional share (the “Unit”). The exercise price of each warrant shall be $5.00 per share until August 15, 2003 (the “Initial Warrant Year”), and from August 16, 2003 through August 15, 2004 the exercise price is the greater of the average closing trading price for the Company’s common stock during the initial warrant year or $8.00, whichever is greater. As part of the Unit Offering, the Company has committed to issue to brokers/dealers warrants to purchase common stock at $5.50 per share equal to 10% of the units placed. The Unit Offering was amended to reflect an effective unit price of $4.00 per share in May 2002. Under the Unit Offering, during the year ended December 31, 2002, the Company issued 83,750 units and realized proceeds of $271,450 (net of $63,550 in cash offering costs). In 2002, the Company also issued 93,833 shares of common stock and realized proceeds of $244,820 (net of $36,680 in offering costs).

In December 2001, the Company issued 95,000 shares of common stock to shareholders/management in exchange for services rendered. The shares were valued at $3.50 based on recent selling prices.

On January 3, 2003, the Company’s shareholders approved an increase in the Company’s authorized stock to 100,000,000 shares, consisting of 95,000,000 Common and 5,000,000 Preferred shares; rights and preferences of the Preferred are to be set by the Board of Directors. This authorization is reflected in the Company’s financial statements at December 31, 2002.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – STOCK OPTIONS

In July 2000, the Company established a stock compensation plan (the “2000 Plan”), which provides for the granting of options to purchase the Company’s common stock to employees, directors, consultants and advisors who have rendered, are rendering, or expected to continue to render services to the Company. The options granted are subject to a vesting schedule as set forth in each individual option agreement. The 2000 Plan provides for a maximum of 1,500,000 shares of Common Stock of the Company to be issued. The 2000 Plan shall terminate upon the earlier of (i) September 1, 2010, or (ii) the date on which all shares available for issuance under the 2000 Plan shall have been issued. Options totaling 1,080,000 were issued in 2000 under the Plan ranging in price from $3.00 to $4.96 per share; of these 9,998 were cancelled. Under the Plan, 120,000 options were issued in 2001, ranging in price from $4.27 to $5.32. In December 2001, the Company’s Board closed the 2000 Plan.

In 2002, the Company adopted a stock compensation plan (the “2002 Plan”). Under the 2002 Plan, the Company has reserved an additional 1,500,000 shares of common stock eligible for current and prospective employees, consultants, and directors. The options granted are subject to a vesting schedule as set forth in each individual option agreement. During the year ended December 31, 2002, the Company granted 1,130,000 common stock options under the 2002 Plan. The 2002 Plan shall continue until the earlier of (i) its termination by the Board; or (ii) the date on which all shares of common stock available for issuance under the 2002 Plan have been issued and all restrictions on such shares under the terms of the 2002 Plan and the agreements evidencing options granted under the 2002 Plan have lapsed; or (iii) ten years from its effective date. In January 2003, the Company’s Board closed the 2002 Plan.

During the year ended December 31, 2002, the Company granted 842,125 common stock options that were outside the above plans. At the grant date, the exercise price of the options was equal to the market price, except for an option for 200,000 shares, which was below market.

During 1999, the Company granted 985,000 common stock options to certain employees and officers. In December 1999, all the options were exercised with notes payable to the Company, which notes included terms requiring variable plan accounting for certain of these shareholders. These terms allowed for early repayment and for settlement by tendering common stock of the Company. As a result of this transaction, for the period ended December 31, 2001, the Company recognized approximately $243,000, in compensation expense that is included in the consolidated statement of operations in selling, general and administrative expenses. Effective January 1, 2002, the terms of the notes were modified to fix the price of the in-substance options. Specifically, the notes were modified such that both the number of shares and the price per share became fixed. This was accomplished by requiring a fixed amount of interest to be paid regardless of the date principal is paid and by removing the ability to satisfy the notes with the tendering of common stock. Accordingly, fixed plan accounting was subsequently recognized for these stock awards.

Activity with respect to all stock options is summarized as follows, including 83,750 warrants associated with the $4.00 unit offering:

	Options Outstanding

			Weighted-
			average
		Range of	Option price
	Shares	Exercise Prices	per share

Balance at December 31, 2000	1,530,880	$1.07-4.96	$2.45
Options granted	120,000	4.27-5.32	5.15
Options exercised	—	—	—
Options canceled	—	—	—

Balance at December 31, 2001	1,650,880	1.07-5.32	2.65
Options granted	1,972,125	1.00-7.25	3.64
Options canceled	(1,876)	1.07	1.07

Balance at December 31, 2002	3,621,129	$1.00-7.25	3.19

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – STOCK OPTIONS – Continued

The range of exercise prices, shares, weighted-average remaining contractual life and weighted-average exercise price for the options outstanding at December 31, 2002 is presented below:

		Weighted-average
Range of		Remaining	Weighted-average
Exercise prices	Shares	Contractual life	Exercise price

$1.00-1.07	659,002	2.1 years	$1.05
$3.00-3.85	2,554,168	4.0 years	$3.39
$4.27-7.25	407,959	5.5 years	$5.38

The range of exercise prices, shares and weighted-average exercise price for the options exercisable at December 31, 2002 are presented below:

		Weighted
Range of		average
Exercise prices	Shares	Exercise price

$1.00-1.07	659,002	$1.05
$3.00-3.50	1,446,918	$3.17
$4.27-7.25	218,332	$5.27

For pro forma disclosure purposes (see Note D), the fair value of the options granted in 2001 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the above years:

	2001	2002

Dividend yield	0.00%	0.00%
Expected volatility	31.00%	31.00%
Risk free interest rates	5.5%	3.0%
Expected lives	3 years	3 years

The weighted-average grant date fair value for options granted during 2001 and 2002 was approximately $.47 and $.46, respectively.

NOTE N – COMMITMENTS AND CONTINGENCIES

Operating Leases

Prior to June 2002, the Company subleased its manufacturing and office space under an operating sublease agreement from a shareholder. In June 2002, the Company entered into a new two-year lease for its existing facility at an annual lease payment of $103,200 (“New Lease”). This New Lease is with an unrelated party. The lease has an option to purchase the premise during the term at $836,000. In March 2002, the Company entered into a two-year lease for additional facilities at an approximate annual lease payment of $97,200. The lease has an option to purchase the premise at $698,000 during year one and $750,000 during year two.

Future minimum lease payments are as follows:

2003	$200,400
2004	75,900

$276,300

Total related party rent expense for the years ended December 31, 2001 and 2002 amounted to $60,598 and $57,800, respectively. Total rent expense for the years ended December 31, 2001 and 2002 amounted to $60,598 and $172,960, respectively.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – COMMITMENTS AND CONTINGENCIES – Continued

Royalty Obligations

In addition to royalties as disclosed in Note B, the Company is obligated to pay the lesser of $1.00 or 1% of each sale for products incorporating certain electronic or mechanical interference related technology. The royalty amount is 10% where the Company licenses the technology to third parties. The Company is also obligated to pay a royalty to a consultant; an amount equal to 2% of net profits arising from sales of certain safety products. There are no significant royalty obligations for any period presented.

Legal and Other Matters

The Company is, from time to time, subject to litigation related to claims arising out of its operations in the ordinary course of business. The Company believes that no such claims should have a material adverse impact on its financial condition or results of operations.

NOTE O – RELATED PARTY TRANSACTIONS

At December 31, 2001 and 2002, advances to an affiliated company were approximately $6,100.

Patent License

Prior to February 2002, the Company was party to a sublicense agreement with RMI for the proprietary safety technology used in the Company’s products. The sublicense agreement contained the same financial terms and conditions included in the primary license agreement between RMI and an unrelated third-party entity. Those terms provided for the payment of royalties calculated based on an adjusted earnings amount. Due to the losses incurred since inception of the Company, no payments have been required under the license agreement (see Note B).

The Company has two promissory notes and related interest receivable from shareholders totaling approximately $152,000 and $161,000 at December 31, 2001 and 2002, respectively. The notes pay interest at 4.59% and all principal and interest are due at February 9, 2005.

On January 8, 2002, the Company, in anticipation of its business combination with RMI, loaned RMI $550,000 in the form of a promissory note, payable in full on January 7, 2003. The loan proceeds were used by RMI to make the initial payment of acquiring the patent used in the Company’s and RMI’s products and applications. The note bears interest at 9% per annum and is collateralized by certain patents and license agreements of RMI. As part of this transaction, prior primary and sub-license agreements are no longer in effect. As a result of the business combination with RMI, which was completed on February 26, 2002, the Company assumed the RMI note, which is now eliminated in the accompanying consolidated financial statements.

Employment Agreements

Effective February 2000, the Company entered into five-year employment agreements with two of its principal shareholders. Each of these agreements provides for the payment of an annual salary of $150,000 ($30,000 of which is deferred), bonuses (including an ongoing monthly bonus of $2,000 effective February 2000), an annual car allowance of $8,400 and other fringe benefits, subject to increases based upon certain operating goals. The 2001 and 2002 amounts expensed (exclusive of the deferred portion of $30,000 and bonus payable of $30,000) totaled approximately $152,400 in each year under each of these agreements.

Legal and Consulting Expenses

The Company incurred legal and consulting fees totaling approximately $465,377 and $312,435 for the year ended December 31, 2001 and 2002, respectively, to a law firm of which one of the partners is a principal shareholder of the Company.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – INCOME TAXES

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the years ended December 31, 2001 or 2002.

Reconciliation of the federal statutory income tax rate of 34.0% to the effective income tax rate is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2001	2002

Federal statutory income tax rate	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	(3.5)	(3.5)
Deferred tax asset valuation allowance	37.5	37.5

	—%	—%

Deferred tax asset and liability components were as follows:

	December 31,	December 31,
	2001	2002

Deferred tax assets:
Compensation payable	$90,244	$224,614
Net operating loss	1,451,171	2,643,885
Basis difference for C
Corporation conversion	203,513	188,153
Other	—	21,750

	1,744,928	3,078,402
Deferred tax liabilities:
Patent	—	915,515

Net deferred tax assets	1,744,928	2,162,887
Less valuation allowance	(1,744,928)	(2,162,887)

Net deferred income taxes	$—	$—

The deferred tax valuation allowance was determined based on the development stage status of the Company and the historical losses incurred since inception.

As of December 31, 2002, the Company had net operating loss carryforwards for Federal and State income tax purposes totaling $7,050,000, which expire beginning in 2019.

NOTE Q – SUBSEQUENT EVENTS (UNAUDITED)

In January 2003, the Company adopted a stock compensation plan (the “2003 Plan”). Under the 2003 Plan, the Company has reserved up to 1,500,000 shares of the Company’s common stock. The 2003 Plan retained all provisions of the 2002 Plan (see Note M).

In March 2003, the Company entered into a six-month consulting agreement with Crescent Fund, Inc. The agreement calls for Crescent to provide management-consulting, public relations and to act as an investment-banking liaison for the Company. The Company will issue to Crescent 28,569 shares of restricted common stock over the term of the agreement.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q – SUBSEQUENT EVENTS (UNAUDITED) – Continued

In April 2003, the Company entered into a twelve-month agreement with an investor, whereby the investor will provide the Company $1,200,000 in cash from May 2003 to April 2004, in monthly payments ranging from $50,000 to $150,000. The Company received $150,000 on May 1, 2003, related to this arrangement. In return, the Company will issue to the investor the requisite number of common shares by dividing the above monthly payment amounts by $3.00 per share or 50% of the closing price (whichever is greater). The investor has the right to require the Company to re-purchase all of the common shares issued to the investor during the duration of the agreement. The re-purchase price paid by the Company will equal the per share investment paid by the investor, as described above, and will be paid by the Company in the form of a promissory note payable in one installment 13 months from the date of the promissory note.

In April 2003, the Company approved the issuance of 500,000 shares of common stock to an investment advisor. The shares were granted in recognition of past performance associated with common stock private placement offerings and in contemplation of continued involvement by this advisor in future fundraising activities.

In May 2003, the Company entered into an agreement pursuant to which the Company borrowed $250,000. The borrowing may be converted into common stock at a 25% discount from the then prevailing market price. The Company has the right, but not the obligation, to sell additional registered shares under the Agreement at a 25% discount from the then prevailing market price to a maximum of an additional $750,000. Pursuant to the Agreement, the Company issued a Warrant to purchase 75,000 shares of the Company’s common stock at an exercise price of $2.76 per share, of which 25,000 shares are vested and the balance will vest only in the event the Company exercises its right to sell additional shares of registered stock under the Agreement.

INDEX TO EXHIBITS

ITEM
NO.	DESCRIPTION

2.1	Agreement of Merger and Plan of Reorganization dated 2/25/02 by and among SmartGate Inc., SmartGate/RadioMetrix Acquisition Corp. and Radio Metrix Inc., Letter of Clarification, and Amendment dated as of April 24, 2003
3(i)	Articles of Incorporation, as amended
3(ii)	Bylaws of the Company
4.1	Specimen of Invisa, Inc. Common Stock Certificate
10.1	Indemnity Agreement by and among the Company and Stephen A. Michael, Spencer Charles Duffey Irrevocable Trust u/a/d July 29, 1998, Elizabeth Rosemary Duffey Irrevocable Trust u/a/d July 29, 1998, Robert T. Roth, William W. Dolan dated as of February 25, 2002
10.2	Form of Promissory Notes to Stephen A. Michael, Spencer Charles Duffey Irrevocable Trust Under Agreement Dated 7/29/98, Elizabeth Rosemary Duffey Irrevocable Trust Under Agreement Dated 7/29/98, Robert T. Roth, and William W. Dolan — February 25, 2002
10.3	Form of Promissory Notes to Stephen A. Michael, Spencer Charles Duffey Irrevocable Trust Under Agreement Dated 7/29/98, Elizabeth Rosemary Duffey Irrevocable Trust Under Agreement Dated 7/29/98, Robert T. Roth, and William W. Dolan — February 25, 2002
10.4	Consulting Agreement with Hawk Associates, Inc. dated January 16, 2002
10.5	Contribution Agreement dated 2/9/00 between SmartGate Inc. and SmartGate, L.C.
10.6	Promissory Note from Stephen A. Michael to the Company — October 15, 2001
10.7	Promissory Note from Samuel S. Duffey to the Company — October 15, 2001
10.8	Distribution Agreement with H.S. Jackson & Son (Fencing) Limited — August 23, 2001, and April 10, 2002 and March 31, 2003 Amendments thereto
10.9	Employment Agreement with Stephen A. Michael
10.10	Employment Agreement with Samuel S. Duffey
10.12	Employment Agreement with Edmund C. King
10.13	Employment Agreement with William W. Dolan
10.14	Employment Agreement with Carl Parks
10.15	Employment Agreement with Bob Fergusson
10.16	Office Lease with DTS Commercial Interiors, Inc.
10.17	Office Lease with 4396 Independence Court, Inc.
10.18	Quarterly Revenue Based Payment Agreement by and among the Company and Stephen A. Michael, Spencer Charles Duffey Irrevocable Trust u/a/d July 29, 1998, Elizabeth Rosemary Duffey Irrevocable Trust u/a/d July 29, 1998, Robert T. Roth, William W. Dolan dated as of February 25, 2002; and Amendment dated as of April 24, 2003
10.19	Net Profit Royalty Letter Agreement between Radio Metrix Inc. and Pete Lefferson dated September 23, 1993 as amended by Letter Agreement dated December 1, 1994 (“Lefferson Royalty Agreement”)
10.20	Agreement between Radio Metrix Inc. and Carl Burnett dated October 13, 1996 (“Burnett Agreement”)

10.21	The Agreement between Radio Metrix Inc. and Namaqua Limited Partnership (“Namaqua”) dated December 13, 1993 (“Namaqua Agreement”), and related Security Agreement (“Namaqua Security Agreement”)
10.22	Agreement between Radio Metrix Inc. and Robert Wilson dated March 18, 1992 (“Wilson Agreement”)
10.23	Closing Agreement between Radio Metrix Inc., SDR Metro Inc. and Brent Simon dated January 8, 2002
10.24	Promissory Note to SDR Metro Inc. dated January 8, 2002
10.25	Security Agreement between Radio Metrix Inc. and SDR Metro Inc. dated January 8, 2002
10.26	Remedy upon Default Agreement between Radio Metrix Inc. and SDR Metro Inc. dated January 8, 2002
10.27	Consulting Agreement Memo re: Brent Simon dated August 28, 2000
10.28	Original Equipment and Independent Distribution License Agreement between the Company and Rytec Corporation
10.29	Disbursement Request and Authorization, Promissory Note, and Business Loan Agreement with Regions Bank — July 15, 2002
10.30	Promissory Note, Security Agreement, and Escrow Agreement — Re: Daimler Capital Partners, Ltd. — loan and stock options; Stock Option Agreement with Daimler Capital Partners, Ltd. — October 28, 2002; Stock Option Agreement with Daimler Capital Partners, Ltd. — February 28, 2003
10.31	Stock Option Agreement with H.R. Williams Family Limited Partnership — February 9, 2000 and Amendment thereto
10.32	SmartGate, Inc. 2000 Employee, Director, Consultant and Advisor Stock Compensation Plan (“Plan 2000”)
10.33	Form of Plan 2000 Option Agreement with Stephen A. Michael — July 26, 2000 (including form of Letter of Investment Intent for Stephen A. Michael, Robert Knight, Edmund C. King, and Duffey & Dolan, P.A.)
10.34	Form of Plan 2000 Option Agreement with Robert Knight and Edmund C. King — July 26, 2000
10.35	Form of Plan 2000 Option Agreement with Duffey & Dolan, P.A. — July 26, 2000
10.36	Form of Plan 2000 Option Agreements with employees/consultants — July 26, 2000 and December 20, 2000 (including form of Letters of Investment Intent) for these and the May 17, 2001, June 28, 2001, and August 6, 2001 Plan 2000 Option Agreements listed below
10.37	Form of Plan 2000 Option Agreement with John E. Scates — May 17, 2001
10.38	Form of Plan 2000 Option Agreement with Linda L. Kauffman — June 28, 2001
10.39	Form of Plan 2000 Option Agreement with Carl Parks — August 6, 2001
10.40	SmartGate Inc. 2002 Incentive Plan (“Plan 2002”)
10.41	Form of Plan 2002 Option Agreements with Stephen A. Michael, Samuel S. Duffey and William W. Dolan — January 22, 2002 (including form of Letters of Investment Intent for all Plan 2002 Option Agreements)
10.42	Form of Plan 2002 Option Agreements with Robert Knight and Edmund C. King — January 22, 2002
10.43	Form of Plan 2002 Option Agreements with employees — January 22, 2002

10.44	Form of Promissory Note and Security Agreement re: Stephen A. Michael, Edmund C. King, Scott Tannehill, Barbara Baker, Nicole A. Longridge and Edward A. Berstling Option to Exercise/Stock Purchase (also form of Security Agreement per Exhibit 10.46)
10.45	Form of Modification Agreement re: Edmund C. King, Scott Tannehill, Barbara J. Baker, and Nicole A. Longridge Promissory Notes re: Option Exercise/Stock Purchase
10.46	Form of Replacement Promissory Note, Assignment and Security Agreement re: Grace Duffey Irrevocable Trust u/a/d 1/26/00 and Debra Finehout Option to Exercise/Stock Purchase (for form of Security Agreement, see Exhibit 10.44 above).
10.47	Registration Rights Agreement by and among the Company and Stephen A. Michael, Spencer Charles Duffey Irrevocable Trust u/a/d July 29, 1998, Elizabeth Rosemary Duffey Irrevocable Trust u/a/d July 29, 1998, Robert T. Roth, William W. Dolan dated as of February 25, 2002
10.48	Voluntary Resale Restriction Agreement with Robert T. Roth - November 19, 2001
10.49	Stock Option Agreement with Hawk Associates, Inc. — January 16, 2002
10.50	Amended and Restated Stock Option Agreement with G.M. Capital Partners Limited L.P. — November 8, 2002
10.51	Form of Plan 2002 Option Agreement with Gregory Newell — June 13, 2002
10.52	Form of Plan 2002 Option Agreement with John E. Scates — June 27, 2002
10.53	Delbrueck Bank Warrant #1
10.54	Delbrueck Bank Warrant #2
10.55	Form of Plan 2000 Option Agreement with Nicole A. Longridge
10.56	Form of Plan 2000 Option Agreement with Duane Cameron
10.57	Invisa, Inc. 2003 Incentive Plan
10.58	Form of Plan 2003 Option Agreement with Joseph F. Movizzo — May 13, 2003 (including form of Letter of Investment Intent)
10.59	Consulting Agreement — March 2003 between Crescent Fund, Inc. and the Company
10.60	Agreement dated as of April 24, 2003 between Alan A. Feldman and the Company
10.61	Financing Agreement dated as of May 9, 2003 between BarBell Group, Inc. and the Company
10.62	Series 2003A 7% Convertible Note Due June 9, 2004, dated May 9, 2003 from the Company to BarBell Group, Inc.
10.63	Investment Agreement dated as of May 9, 2003 between BarBell Group, Inc. and the Company
10.64	Warrant to Purchase Shares of Common Stock dated as of May 9, 2003, issued by the Company to BarBell Group, Inc.
10.65	Registration Rights Agreement dated as of May 9, 2003 between the Company and BarBell Group, Inc.
10.66	Broker-Dealer Placement Agent Selling Agreement — May 2003 between Capstone Partners LC and the Company

14	Code of Business Conduct and Ethics and Compliance Program
21	Subsidiaries of Registrant
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer