Form 10QSB
period 2003-03-31
INVISA INC
filed 2003-06-24
CIK 1172706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-50081

Invisa, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

65-1005398

(I.R.S. Employer Identification No.)

4400 Independence Court
Sarasota, Florida 34234

(Address of principal executive offices)

(941) 355-9361

(Issuer’s telephone number)

The Issuer had 16,898,971 shares of common stock issued and outstanding as of June 4, 2003.

Invisa, Inc.
Form 10-QSB

PART I — FINANCIAL INFORMATION

Item 1 Financial Statements

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	March 31,
	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$98,410	$10,926
Accounts receivable	73,180	19,667
Inventories	296,608	325,918
Refundable deposits and other	69,190	89,192

Total current assets	537,388	445,703
Note receivable — related party	160,898	160,898
Furniture, fixtures and equipment, net	121,647	113,230
Patent, net	3,641,375	3,545,987
Other assets	5,008	—

Total assets	$4,466,316	$4,265,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$294,082	$457,385
Accrued expenses	85,089	84,731
Line of credit	123,402	149,402
Notes payable	116,367	771,017
Due to related party	6,121	6,121
Due to shareholders and officers	747,716	929,713

Total current liabilities	1,372,777	2,398,369
Notes payable to related parties	1,300,000	1,300,000
Notes payable	600,000	—
Deferred revenue	300,000	300,000
Stockholders’ equity
Preferred stock, 5,000,000 shares authorized ($.001 par value) no shares issued	—	—
Common stock; 95,000,000 shares authorized ($.001 par value), 12,990,488 and 13,070,686 shares issued and outstanding, respectively	12,990	13,071
Additional paid-in capital	11,006,664	11,211,738
Stock subscriptions receivable	(1,162,300)	(1,177,075)
Deficit accumulated during the development stage	(8,963,815)	(9,780,285)

Total stockholders’ equity	893,539	267,449

Total liabilities and stockholders’ equity	$4,466,316	$4,265,818

The accompanying notes are an integral part of these consolidated statements.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			February 12,
			1997 (Date of
			inception)
			Through
	Three Months Ended March 31,		March 31,

	2002	2003	2003

Net sales	$71,160	$43,405	$591,308
Cost of goods sold	45,754	27,158	369,900

Gross profit	25,406	16,247	221,408
Research and development costs	196,980	110,299	2,376,443
Selling, general and administrative expenses	524,768	607,921	7,237,906

Loss from operations	(696,342)	(701,973)	(9,392,941)
Interest expense, net	10,873	114,497	387,344

Loss before income tax	(707,215)	(816,470)	(9,780,285)
Income tax	—	—	—

Net loss	$(707,215)	$(816,470)	$(9,780,285)

Net loss per common share:
Basic and diluted	$(0.06)	$(0.06)

Weighted average common stock shares outstanding
Basic and diluted	12,142,593	13,029,708

The accompanying notes are an integral part of these consolidated statements.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

					Deficit
	COMMON STOCK				Accumulated
			Additional	Stock	During the
			Paid-In	Subscriptions	Development
	SHARES	Amount	Capital	Receivable	Stage	Total

FEBRUARY 12, 1997 (INCEPTION)	—	$—	$—	$—	$—	$—
Issuance of common stock to founders	6,105,128	5,980	(5,980)	—	—	—
Net loss	—	—	—	—	(351,207)	(351,207)

BALANCE AT MARCH 31, 1998	6,105,128	5,980	(5,980)	—	(351,207)	(351,207)
Issuance of common stock for cash	690,759	691	233,199	—	—	233,890
Net loss	—	—	—	—	(249,612)	(249,612)

BALANCE AT MARCH 31, 1999	6,795,887	6,671	227,219	—	(600,819)	(366,929)
Common stock issuable for rent	125,079	125	64,743	—	—	64,868
Exercise of stock options	924,214	924	984,076	(985,000)	—	—
Issuance of common stock related to reorganization	2,009,000	2,009	227,991	—	—	230,000
Issuance of common stock for cash	681,380	681	1,102,878	—	—	1,103,559
Net loss	—	—	—	—	(792,932)	(792,932)

BALANCE AT MARCH 31, 2000	10,535,560	10,410	2,606,907	(985,000)	(1,393,751)	238,566
Common stock issuable for rent	39,720	165	23,341	—	—	23,506
Interest accrued on notes related to stock subscription receivable	—	—	59,100	(59,100)	—	—
Issuance of common stock for cash	238,000	238	657,075	—	—	657,313
Issuance of common stock options for services	—	—	248,102	—	—	248,102
Net loss	—	—	—	—	(1,285,978)	(1,285,978)

BALANCE AT DECEMBER 31, 2000	10,813,280	10,813	3,594,525	(1,044,100)	(2,679,729)	(118,491)
Issuance of common stock for cash	1,057,300	1,057	3,280,504	—	—	3,281,561
Interest accrued on notes related to stock subscription receivable	—	—	59,100	(59,100)	—	—
Issuance of common stock for services	95,000	95	332,450	—	—	332,545
Issuance of common stock options for services	—	—	243,235	—	—	243,235
Net loss	—	—	—	—	(2,702,900)	(2,702,900)

BALANCE AT DECEMBER 31, 2001	11,965,580	11,965	7,509,814	(1,103,200)	(5,382,629)	1,035,950
Issuance of common stock and units for cash	589,908	590	1,746,429	—	—	1,747,019
Issuance of common stock related to Radio Metrix merger	435,000	435	1,522,065	—	—	1,522,500
Interest accrued on notes related to stock subscription receivable	—	—	59,100	(59,100)	—	—
Issuance of common stock options for services	—	—	25,256	—	—	25,256
Original issue discount	—	—	144,000	—	—	144,000
Net loss	—	—	—	—	(3,581,186)	(3,581,186)

BALANCE AT DECEMBER 31, 2002	12,990,488	12,990	11,006,664	(1,162,300)	(8,963,815)	893,539
Issuance of common stock for cash	80,198	81	190,299	—	—	190,380
Interest accrued on notes related to stock subscriptions receivable	—	—	14,775	(14,775)	—	—
Net loss	—	—	—	—	(816,470)	(816,470)

BALANCE AT MARCH 31, 2003	13,070,686	$13,071	$11,211,738	$(1,177,075)	$(9,780,285)	$267,449

The accompanying notes are an integral part of this consolidated statement.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			February 12,
			1997 (Date of
			inception)
			Through
	Three Months Ended March 31,		March 31,

	2002	2003	2003

Cash flows from operating activities:
Net loss	$(707,215)	$(816,470)	$(9,780,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,210	168,522	603,583
Stock options issued for services	—	—	516,593
Common stock and options exchanged for services	—	—	420,794
Changes in operating assets and liabilities:
Accounts receivable	(38,130)	53,513	(180,565)
Inventories	18,227	(29,310)	(325,918)
Refundable deposits and other assets	(83,939)	(14,994)	(89,193)
Note receivable — related party	(8,804)	—	—
Accounts payable, trade	171,954	163,303	457,385
Accrued expenses	(240,121)	(358)	34,731
Deferred revenue	—	—	300,000
Due to shareholders and officers	61,338	181,997	760,834

Net cash used in operating activities	(792,480)	(293,797)	(7,282,041)
Cash flows from investing activities:
Patent acquisition	(550,000)	—	(550,000)
Transaction costs in connection with RMI business combination	(121,475)	—	(121,475)
Purchases of furniture, fixtures and equipment	(28,409)	(1,717)	(180,824)

Net cash used in investing activities	(699,884)	(1,717)	(852,299)
Cash flows from financing activities:
Net change in line of credit	—	26,000	149,401
Proceeds from (payment of) notes payable	—	(8,350)	552,018
Proceeds from sale of common stock, net	880,750	190,380	7,213,847
Cash received with combination transaction	—	—	230,000

Net cash provided by financing activities	880,750	208,030	8,145,266

Net increase (decrease) in cash	(611,614)	(87,484)	10,926
Cash at beginning of period	1,612,524	98,410	—

Cash at end of period	$1,000,910	$10,926	$10,926

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(UNAUDITED)

			February 12,
			1997 (Date of
			inception)
	Three Months Ended March 31,		Through
			March 31,
	2002	2003	2003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$20,851	$13,764	$148,001

Notes payable incurred during the period:
In connection with merger transactions	$1,300,000	$—	$1,300,000

Notes payable canceled in connection with merger transaction	$337,489	$—	$337,489

Common stock issued in connection with merger transaction (435,000 shares)	$1,522,500	$—	$1,522,500

Due to employees assumed in connection with merger transaction	$175,000	$—	$175,000

Accrued expenses assumed in connection with merger transaction	$50,000	$—	$50,000

Common stock (164,799 shares) exchanged for rent	$—	$—	$88,374

The accompanying notes are an integral part of these consolidated statements.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 10-02 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Invisa, Inc. for the year ended December 31, 2002. When used in these notes, the terms “Company”, “we,” “us” or “our” mean Invisa, Inc. and its subsidiaries. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Invisa, Inc. (formerly known as “SmartGate, Inc.”) (the “Company” or “Invisa”) is a development stage enterprise that incorporates safety system technology and products into automated closure devices, such as parking gates, sliding gates, overhead garage doors and commercial overhead doors. The Company has not fully implemented its sales and marketing plan and has, therefore, not emerged from the development stage.

NOTE B — OPERATING MATTERS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2003 and since the date of inception, the Company has had a net loss of $816,470 and $9,780,285, respectively. As of March 31, 2003, the Company has not emerged from the development stage and has negative working capital of approximately $1,952,666. In view of these matters, recoverability of recorded property and equipment, intangible assets and other asset amounts shown in the accompanying financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company improving its overall level of profitability. Since inception, the Company has financed its operations principally from the sale of equity securities, as the Company has not generated significant revenues from the sale of its products. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

Currently, the Company is in the process of offering up to 2,000,000 shares of common stock at a purchase price of $3.00 per share. In 2003, the Company has sold 68,000 shares pursuant to the offering. During April 2003, the Company entered into a stock subscription agreement that requires the subscriber to purchase $1,200,000 of common stock over the course of one year. The price of common stock under this agreement is the greater of $3.00 per share or one half of the then current market price. The shares issued are redeemable at the option of the holder, payable in the form of a promissory note with a 13-month maturity. Also in April 2003, the Company borrowed an additional $100,000 from a non-affiliated party (Note G). In May 2003, the Company entered into an agreement pursuant to which the Company borrowed $250,000 (Note G). In addition, the Company is in licensing fee discussions with potential distributors of the Company’s future security products. While there can be no assurance that such sources will provide adequate funding for the Company’s operations, management believes such sources will be available to the Company.

NOTE C — CRITICAL ACCOUNTING ESTIMATES

Patents — The recorded cost of the patent is based on the fair value of consideration paid for it. The ultimate consideration was originally based on a valuation performed by a third party and approved by those Board Members with no affiliation with the seller. The patent costs are amortized over the remaining life of the patent at the date of its acquisition. The fair value of the patent is reviewed for recoverability whenever events or changes in circumstances indicate that its recorded value may not be recoverable. No impairment has been recognized through March 31, 2003.

NOTE D — NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities the Company initiates after that date. The adoption of this standard did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure: an amendment of FASB Statement 123 (SFAS 148), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock Based Compensation (SFAS 123), to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement addresses the accounting for certain financial instruments that, under previous guidance, could be accounted for as equity. SFAS 150 requires that those instruments be classified as liabilities in statement of financial position. In addition, SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of certain entities. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not fully evaluated the effect of adopting this standard.

NOTE E — STOCK BASED COMPENSATION

In January 2003, the Company adopted a stock compensation plan (the “2003 Plan”). Under the 2003 Plan, the Company has reserved up to 1,500,000 shares of the Company’s common stock. The 2003 Plan retained all provisions of the 2002 Plan.

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

The Company follows SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which establishes a fair value based method of accounting for stock-based employee compensation plans; however, the Company has elected to account for its employee stock compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, with pro forma disclosures of net earnings and earnings per share as if the fair value based method of accounting defined in SFAS 123 had been applied. The Company amortizes compensation costs related to the pro forma disclosure using the straight-line method over the vesting period of the employees’ common stock options.

Had compensation cost for the Company’s stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123, the Company’s net loss and net loss per common share would have been the pro forma amounts indicated below:

	Three Months Ended
	March 31,

	2002	2003

Net loss as reported	$(707,215)	$(816,470)
Less: stock-based employee compensation cost under the fair value based method net of related tax effects	(124,396)	(67,459)

Pro forma net loss	$(831,611)	$(883,929)

Net loss per common share-basic and diluted
as reported	$(0.06)	$(0.06)

pro forma	$(0.07)	$(0.07)

NOTE F — LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,

	2002	2003

Numerator:
Net loss	$(707,215)	$(816,470)

Denominator:
For basic loss per share — weighted average shares	12,142,593	13,029,708
Effect of dilutive securities — stock options
for diluted loss per share	12,142,593	13,029,708

Net loss per common share — basic and diluted	$(0.06)	$(0.06)

Options and warrants to purchase 2,710,880 and 3,628,929 shares of common stock as of March 31, 2002 and 2003 are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive. Additionally, 3,250,000 shares of common stock issuable as consideration in connection with the patent purchase agreement, as amended (Note G), is not considered in the calculation of basic or diluted loss per share.

NOTE G — SUBSEQUENT EVENTS

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

In October 2002, the Company borrowed $200,000 from a non-affiliated party. All principal and interest were payable on February 28, 2003, subject to extension to April 28, 2003, upon the issuance of a four-year option to purchase an additional 50,000 shares at $1.00 per share. The extension option was issued and the loan was extended to April 2003. The maturity of the loan was extended further and, in May 2003, the loan was increased by $100,000. Management has not finalized all terms associated with this modification to the loan agreement.

During April 2003, through an amendment to the patent purchase agreement, the Company agreed to issue 3,250,000 shares of its common stock for full satisfaction of future contingent consideration. These shares were recorded at the fair value at that date of $3.00 per share and, as a result, patent cost was increased by $9,750,000 with a corresponding increase in stockholders’ equity during April 2003.

In May 2003, the Company issued 14,285 shares of its authorized but unissued common stock to Crescent Fund, Inc., pursuant to a Consulting Agreement. The Company may issue additional shares of its common stock to Crescent Fund, Inc. under this Consulting Agreement.

In May 2003, the Company entered into an agreement pursuant to which the Company borrowed $250,000. The borrowing may be converted into common stock at a 25% discount from the then prevailing market price. The Company has the right but not the obligation to sell additional registered shares under the Agreement at a 25% discount from the then prevailing market price to a maximum of $1,000,000, including the $250,000 amount if converted. Pursuant to the Agreement, the Company issued a Warrant to purchase 75,000 shares of the Company’s common stock at an exercise price of $2.76 per share, of which 25,000 shares are vested and the balance will vest only in the event the Company exercises its right to sell additional shares of registered stock under the Agreement.

In May 2003, the Company granted, pursuant to its 2003 Plan, options to purchase 80,000 shares to a director of the Company. The exercise price is $3.00 per share. The option vests at the rate of 5,000 shares per quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-QSB. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Form 10-QSB.

Liquidity and Capital Resources

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through March 31, 2003 we raised cash of $7,213,847 net of issuance costs, through private placements of common stock financings. At March 31, 2003 we had cash and cash equivalents totaling $10,926.

Since our inception through March 31, 2002 we have incurred approximately $2,376,443 of research and development expenses. These research and development costs were directed principally toward our InvisaShield™ technology and safety products. Management estimates that sixty (60%) percent was expended toward the development of our core presence sensing technology, twenty (20%) percent was expended in the miniaturization of our circuitry, fifteen (15%) percent was expended in the design and development of safety products, and five (5%) percent was expended in the design and development of additional products for the security sector of our business.

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

On February 26, 2002 we acquired Radio Metrix Inc. (the “Merger”), principally from affiliated parties, see Item 12 “Certain Relationships and Related Party Transactions” for a discussion of the transaction. We paid the following purchase price for RadioMetrix: (i) 3,685,000 shares of restricted common stock; (ii) $1,300,000 payable by two promissory notes consisting of: (a) a $500,000 promissory note, payable at 10% interest per annum until August 25, 2003, at which time the interest rate becomes 15%. This promissory note is due in one installment on February 25, 2006; and (b) an $800,000 promissory note payable at 15% interest due monthly, and all principal due in one installment on February 25, 2004. Both promissory notes may be prepaid without penalty. Neither promissory note is collateralized; and (iii) a 7% royalty on all revenue earned from the sale of products based upon the RadioMetrix technology other than safety products which constituted the Company’s core business prior to the Merger. The royalty may be terminated by the Company for a one-time payment based upon appraisal. Additionally, Note B to the financial statements contained in the 10-KSB for the period ended December 31, 2002 (filed June 23, 2003) details obligations of RadioMetrix, including approximately $175,000 in accrued compensation payable to stockholders of RadioMetrix that remained in place and was assumed by the Company at the acquisition of RadioMetrix. We believe the acquisition of RadioMetrix will affect our results of operations in a number of respects including: (i) the potential business opportunity represented by the assets acquired from RadioMetrix may result in additional sales revenue in future periods; (ii) the 7% royalty required to be paid will affect our results of operations as an expense; (iii) research and development expenses which may be incurred in connection with the RadioMetrix technology will affect our results of operations; (iv) we will recognize as an expense, the amortization of the patent included in the purchase over an approximately ten-year period (see Note B to our financial statements contained in the 10-KSB for the period ended December 31, 2002 (filed June 23, 2003); and (v) we will comply with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and accordingly, in the event of an impairment in the value of the assets acquired from RadioMetrix, we would recognize an expense.

At December 31, 2002, we had a $150,000 bank line of credit, which was personally guaranteed by a shareholder, Mr. H.R. Williams (see Item 12 “Certain Relationships and Related Transactions”). The line of credit required the payment of interest monthly at prime plus 1%, which was 5.75% on March 31, 2002. The line of credit was renewed on July 15, 2002 and matures on July 15, 2003. The current interest rate is prime plus 1%, which, at July 15, 2002, was 5.75%.

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

In May 2003, the Company entered into an agreement with BarBell Group, Inc., a Panamanian corporation, pursuant to which the Company borrowed $250,000. The Company intends to file a Registration Statement. The borrowing may be converted into common stock at a 25% discount from the then prevailing market price. The Company has the right but not the obligation to sell additional registered shares under the Agreement at a 25% discount from the then prevailing market price to a maximum of $1,000,000, including the $250,000 amount if converted. Pursuant to the Agreement, the Company issued a Warrant to purchase 75,000 shares of the Company’s common stock at an exercise price of $2.76 per share, of which 25,000 shares are vested and the balance will vest only in the event the Company exercises its right to sell additional shares of registered stock under the Agreement.

The Company issued an aggregate of 6,000 shares to Crescent Fund, Inc. and Capstone Partners, LP, which served as co-finders in the transaction.

We have incurred significant net losses and negative cash flows from operations since our inception. As of March 31, 2003 we had an accumulated deficit of $9,780,285 and a working capital deficit of $1,952,666.

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

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement addresses the accounting for certain financial instruments that, under previous guidance, could be accounted for as equity. SFAS 150 requires that those instruments be classified as liabilities in statement of financial position. In addition, SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of certain entities. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not fully evaluated the effect of adopting this standard.

For the Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2003

Net Sales and Gross Profit — During the three months ended March 31, 2002 and 2003, net sales totaled $71,160 and $43,405 respectively. The decrease was due to the decrease in sales of safety products for powered parking gates. The Company’s sales to date have been limited. We had a gross profit of $25,406 for the three months ended March 31, 2002 and $16,247 for the three months ended March 31, 2003.

Research and Development Expenses — During the three months ended March 31, 2002 and 2003, research and development expenses totaled $196,980 and $110,299, respectively. The decrease of $86,681 was due principally to the reduction in materials purchased. Salary/wages and payroll taxes decreased due to employee layoffs, all offset by increased facility costs.

Selling, General and Administrative Expenses — During the three months ended March 31, 2001 and 2002, selling, general and administrative expenses totaled $524,768 and $607,921, respectively. The increase of $83,153 was attributable principally to the following categories: Increases were due to patent amortization as a result of the patent acquisition at the end of February 2002; expanded office space and related expenses, and regulatory compliance reporting costs; advertising and marketing costs in connection with demonstrating products at a tradeshow; insurance expense attributable principally to Directors and Officers coverage; officer’s salary rate increase and depreciation expense as a result of furniture and equipment additions. Decreases were due to wages and related payroll taxes as a result of employee layoffs; reductions in advertising and marketing; and reductions in professional consulting fees.

Interest Expense — Net — During the three months ended March 31, 2002 and March 31, 2003 net interest expense totaled $10,873 and $114,499 respectively. The increase was due principally to additional interest expense in connection with the RMI acquisition notes payable and the borrowings incurred in October 2002.

Critical Accounting Estimates

Patents and Trademarks — The recorded cost of the patent is based on the fair value of consideration paid for it. The ultimate consideration was originally based on a valuation performed by a third party and approved by those Board Members with no affiliation with the seller. The patent costs are amortized over the remaining life of the patent at the date of its acquisition. The fair value of the patent is reviewed for recoverability whenever events or changes in circumstances indicate that its recorded value may not be recoverable. No impairment has been recognized through December 31, 2002.

Item 3. Controls and Procedures

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

Note on Forward-Looking Statements

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Changes in Securities

On March 24, 2003, Invisa amended its Certificate of Incorporation and now is authorized to issue up to 100,000,000 shares of capital stock authorized of which 95,000,000 are common stock, with a par value of $0.001 per share, and 5,000,000 shares of preferred stock, with a par value of $0.001 per share. No shares of preferred shares have been issued and the rights and preferences of the preferred stock have not been established by the Board of Directors.

The Company issued the following shares of common stock and options during the period of this report.

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

In February 2002, the Company issued 435,000 shares of its common stock as part of the closing of an Agreement of Merger and Plan of Reorganization by and among the Company, SmartGate/RadioMetrix Acquisition Corp. and Radio Metrix Inc. (“Merger”). Pursuant to the Merger, additional shares were required to be issued upon the satisfaction of certain performance criteria (the “Earn-Out Shares”). All potential Earn-Out Shares were issued in April 2003, resulting in an additional 3,250,000 shares being issued under the Merger. There were no underwriters involved in the issuance. As the issuance of the shares to the five RadioMetrix shareholders, pursuant to the Merger represented a transaction by an issuer (i.e. — the Company) not involving any public offering, the shares were issued pursuant to the private offering exemption set forth in Section 4(2) of the Act (see Item 7 “Certain Relations and Related Transactions”).

In May 2002 pursuant to an international investor relations consultant arrangement with G.M. Capital Partners, Ltd., the Company issued a stock option to G.M. Capital Partners, Ltd., which was amended and restated in November 2002 for the purchase of 500,000 shares at $3.50 per share. The stock option is fully vested and exercisable until December 31, 2005. Provided that the shares which may be purchased upon the exercise of the stock option have not been covered by a previous Registration Statement, the holder may, commencing on January 1, 2004 demand that the Company file and exercise reasonable efforts to effect a Registration Statement covering 250,000 shares. Additionally, provided that all 500,000 shares which may be purchased under the stock option have not been covered by a previous Registration Statement, commencing on July 1, 2005 the holder may demand that the Company file and exercise reasonable efforts to effect a Registration Statement covering the remaining 250,000 shares which may be purchased upon the exercise of the stock option. Both Registration Statements shall be at the cost of the Company. This Option was issued pursuant to Rule 701 of the Act. In April 2003, the Company issued 500,000 shares of its authorized but unissued common stock to GM Capital Partners, Ltd. in recognition of its support in the Company’s past and current access to capital and matters related thereto. There were no underwriters involved in the issuance. As the issuance represented a transaction by an issuer (i.e. — the Company) not involving any public offering, the shares were issued pursuant to the private offering exemption set forth in Section
4(2) of the Act.

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

Sales were limited to non-US investors and there were no underwriters involved in the sale of the Units. To date, the Units were sold to one purchaser who is a suitable and sophisticated non-U.S. resident. The Units were sold for cash at $4.00 per Unit (initially $5.00 per Unit and subsequently reduced to $4.00) at an aggregate offering price to date of $335,000 and aggregate finder’s fees of $33,500, with aggregate offering expenses of $10,050. In addition, finders were granted placement warrants to purchase an amount of shares equal to 10% of the Units placed (i.e. — 8,375 warrants). The per-share exercise price of shares which may be purchased under the placement warrant shall be $5.50. The placement warrant shall have a term of 60 months and shall not be exercisable during the initial 13 months following issuance. Following the 13-month non-exercisable period, holders, acting in unison, shall have the right on one occasion to demand that the Company file and exercise reasonable efforts to effect a Registration Statement covering the shares which may be purchased upon the exercise of the placement warrant. Such right to demand registration shall terminate once the Company files a Registration Statement for registration of the shares which may be purchased upon the exercise of the placement warrant. Additionally, following the 13-month non-exercisable period, the holders, acting in unison, shall have the right on one occasion to have the shares which may be purchased upon the exercise of the warrants included in any other Registration Statement filed by the Company provided that the inclusion of such shares does not adversely affect the registration purpose or statement and provided that the shares have not previously been registered by the Company.

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

In October 2002, Mr. H. R. Williams, one of the Company’s principal shareholders, (see Item 11. “Security Ownership of Certain Beneficial Owners and Management” and Item 12. “Certain Relationships and Related Transactions”) agreed to guarantee an additional $150,000 of credit in addition to the $150,000 currently outstanding. We agreed to issue 5,000 shares to H. R. Williams Family Limited Partnership (“HRW Partnership”) in consideration for this additional guarantee. We further agreed that, to the extent we borrow any funds under the extended guarantee (i.e. — in excess of the original $150,000 line of credit we will grant to HRW Partnership an option to purchase, at $2.50 per share, one share of our common stock for each dollar borrowed. To date, no such additional credit facility has been established and the referenced shares and additional options have not been issued under this arrangement, and we do not anticipate that such credit facility will be established in the future or such additional shares issued or options ultimately granted. As the proposed issuance represents a transaction by an issuer (i.e. — the Company) not involving any public offering, the shares and option would be issued pursuant to the private offering exemption set forth in Section 4(2) of the Act.

On October 28, 2002, we borrowed $200,000 from a non-affiliated party. The loan bears interest at 15% per annum, payable in advance. We issued a four-year Warrant, together with registration rights commencing after June 28, 2004 to purchase 200,000 shares of our common stock at an exercise price of $1.00 per share. We pledged 500,000 shares of our common stock as collateral for the loan, which will be returned to the Company upon loan repayment or delivered to the lender as full loan repayment in the event of default. Pursuant to the terms of the loan, the date for repayment of all principal and interest was extended from February 28, 2003 to April 28, 2003, and in connection with said extension, we issued the lender, on February 28, 2003, a thirty-eight month option to purchase 50,000 shares of common stock at an exercise price of $1.00 per share, with registration rights as described above. There were no underwriters involved in the issuance. As the issuance represented a transaction by an issuer (i.e. — the Company) not involving any public offering, the shares and option were issued pursuant to the private offering exemption set forth in Section 4(2) of the Act. We borrowed an additional $100,000 from the non-affiliated party in 2003. The terms of this additional advance are currently being negotiated, but are believed to be substantially similar to those of the original $200,000 borrowing. Additionally, the parties are negotiating an extension to the due date of the entire amount borrowed.

In January 2003, pursuant to the exercise of an option granted in December 1999, the Company issued to one purchaser, 12,198 shares of the Company’s common stock for an aggregate exercise price of $13,000. There were no underwriters involved in the sale. As the issuance represented a transaction by an issuer (i.e. — the Company) not involving any public offering, the shares were issued pursuant to the private offering exemption set forth in Section 4(2) of the Act.

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

In May 2003, the Company issued 14,285 shares of its authorized but unissued common stock to Crescent Fund, Inc., pursuant to a Consulting Agreement. The Company may issue additional shares of its common stock to Crescent Fund, Inc. under this Consulting Agreement. There were no underwriters involved in the issuance. As the issuance represented a transaction by an issuer (i.e. — the Company) not involving any public offering, the shares were issued pursuant to the private offering exemption set forth in Section 4(2) of the Act.

In May 2003, the Company entered into an agreement with BarBell Group, Inc., a Panamanian corporation, pursuant to which the Company borrowed $250,000. The Company intends to file a Registration Statement. The borrowing may be converted into common stock at a 25% discount from the then prevailing market price. The Company has the right but not the obligation to sell additional registered shares under the Agreement at a 25% discount from the then prevailing market price to a maximum of $1,000,000 including the $250,000 amount if converted. Pursuant to the Agreement, the Company issued a Warrant to purchase 75,000 shares of the Company’s common stock at an exercise price of $2.76 per share, of which 25,000 shares are vested and the balance will vest only in the event the Company exercises its right to sell additional shares of registered stock under the Agreement. There were no underwriters involved in the issuance. The Company issued an aggregate of 6,000 shares to Crescent Fund, Inc. and Capstone Partners, LP, which served as co-finders in the transaction. As the issuance represented a transaction by an issuer (i.e. — the Company) not involving any public offering, the shares were issued pursuant to the private offering exemption set forth in Section 4(2) of the Act.

In May 2003, the Company granted, pursuant to its 2003 Plan, options to purchase 80,000 shares to Joseph Movizzo, a director of the Company. The exercise price is $3.00 per share. The option vests at the rate of 5,000 shares per quarter. There were no underwriters involved in the issuance. As the issuance represented a transaction by an issuer (i.e. — the Company) not involving any public offering, the option was issued pursuant to the private offering exemption set forth in Section 4(2) of the Act.

Item 3. Defaults by the Company on its Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

*	Previously filed on June 23, 2003 with Invisa’s Form 10-KSB for the fiscal year ended 12/31/02 and are incorporated by reference:

**	Filed herewith

Index
Number	Description

*2.1	Agreement of Merger and Plan of Reorganization dated 2/25/02 by and among SmartGate Inc., SmartGate/RadioMetrix Acquisition Corp. and Radio Metrix Inc., Letter of Clarification, and Amendment dated as of April 24, 2003

*3(i)	Articles of Incorporation, as amended

*3(ii)	Bylaws of the Company

*4.1	Specimen of Invisa, Inc. Common Stock Certificate

*10.1	Indemnity Agreement by and among the Company and Stephen A. Michael, Spencer Charles Duffey Irrevocable Trust u/a/d July 29, 1998, Elizabeth Rosemary Duffey Irrevocable Trust u/a/d July 29, 1998, Robert T. Roth, William W. Dolan dated as of February 25, 2002

*10.2	Form of Promissory Notes to Stephen A. Michael, Spencer Charles Duffey Irrevocable Trust Under Agreement Dated 7/29/98, Elizabeth Rosemary Duffey Irrevocable Trust Under Agreement Dated 7/29/98, Robert T. Roth, and William W. Dolan — February 25, 2002
*10.3	Form of Promissory Notes to Stephen A. Michael, Spencer Charles Duffey Irrevocable Trust Under Agreement Dated 7/29/98, Elizabeth Rosemary Duffey Irrevocable Trust Under Agreement Dated 7/29/98, Robert T. Roth, and William W. Dolan — February 25, 2002

Index
Number	Description

*10.4	Consulting Agreement with Hawk Associates, Inc. dated January 16, 2002

*10.5	Contribution Agreement dated 2/9/00 between SmartGate Inc. and SmartGate, L.C.

*10.6	Promissory Note from Stephen A. Michael to the Company — October 15, 2001

*10.7	Promissory Note from Samuel S. Duffey to the Company — October 15, 2001

*10.8	Distribution Agreement with H.S. Jackson & Son (Fencing) Limited — August 23, 2001, and April 10, 2002 and March 31, 2003 Amendments thereto

*10.9	Employment Agreement with Stephen A. Michael

*10.10	Employment Agreement with Samuel S. Duffey

*10.12	Employment Agreement with Edmund C. King

*10.13	Employment Agreement with William W. Dolan

*10.14	Employment Agreement with Carl Parks

*10.15	Employment Agreement with Bob Fergusson

*10.16	Office Lease with DTS Commercial Interiors, Inc.

*10.17	Office Lease with 4396 Independence Court, Inc.

*10.18	Quarterly Revenue Based Payment Agreement by and among the Company and Stephen A. Michael, Spencer Charles Duffey Irrevocable Trust u/a/d July 29, 1998, Elizabeth Rosemary Duffey Irrevocable Trust u/a/d July 29, 1998, Robert T. Roth, William W. Dolan dated as of February 25, 2002; and Amendment dated as of April 24, 2003

*10.19	Net Profit Royalty Letter Agreement between Radio Metrix Inc. and Pete Lefferson dated September 23, 1993 as amended by Letter Agreement dated December 1, 1994 (“Lefferson Royalty Agreement”)

*10.20	Agreement between Radio Metrix Inc. and Carl Burnett dated October 13, 1996 (“Burnett Agreement”)

*10.21	The Agreement between Radio Metrix Inc. and Namaqua Limited Partnership (“Namaqua”) dated December 13, 1993 (“Namaqua Agreement”), and related Security Agreement (“Namaqua Security Agreement”)

*10.22	Agreement between Radio Metrix Inc. and Robert Wilson dated March 18, 1992 (“Wilson Agreement”)

*10.23	Closing Agreement between Radio Metrix Inc., SDR Metro Inc. and Brent Simon dated January 8, 2002

*10.24	Promissory Note to SDR Metro Inc. dated January 8, 2002

*10.25	Security Agreement between Radio Metrix Inc. and SDR Metro Inc. dated January 8, 2002

*10.26	Remedy upon Default Agreement between Radio Metrix Inc. and SDR Metro Inc. dated January 8, 2002

*10.27	Consulting Agreement Memo re: Brent Simon dated August 28, 2000

*10.28	Original Equipment and Independent Distribution License Agreement between the Company and Rytec Corporation

*10.29	Disbursement Request and Authorization, Promissory Note, and Business Loan Agreement with Regions Bank — July 15, 2002

*10.30	Promissory Note, Security Agreement, and Escrow Agreement — Re: Daimler Capital Partners, Ltd. — loan and stock options; Stock Option Agreement with Daimler Capital Partners, Ltd. — October 28, 2002; Stock Option Agreement with Daimler Capital Partners, Ltd. — February 28, 2003

Index
Number	Description

*10.31	Stock Option Agreement with H.R. Williams Family Limited Partnership — February 9, 2000 and Amendment thereto

*10.32	SmartGate, Inc. 2000 Employee, Director, Consultant and Advisor Stock Compensation Plan (“Plan 2000”)

*10.33	Form of Plan 2000 Option Agreement with Stephen A. Michael — July 26, 2000 (including form of Letter of Investment Intent for Stephen A. Michael, Robert Knight, Edmund C. King, and Duffey & Dolan, P.A.)

*10.34	Form of Plan 2000 Option Agreement with Robert Knight and Edmund C. King — July 26, 2000

*10.35	Form of Plan 2000 Option Agreement with Duffey & Dolan, P.A. — July 26, 2000

*10.36	Form of Plan 2000 Option Agreements with employees/consultants — July 26, 2000 and December 20, 2000 (including form of Letters of Investment Intent) for these and the May 17, 2001, June 28, 2001, and August 6, 2001 Plan 2000 Option Agreements listed below

*10.37	Form of Plan 2000 Option Agreement with John E. Scates — May 17, 2001

*10.38	Form of Plan 2000 Option Agreement with Linda L. Kauffman — June 28, 2001

*10.39	Form of Plan 2000 Option Agreement with Carl Parks — August 6, 2001

*10.40	SmartGate Inc. 2002 Incentive Plan (“Plan 2002”)

*10.41	Form of Plan 2002 Option Agreements with Stephen A. Michael, Samuel S. Duffey and William W. Dolan — January 22, 2002 (including form of Letters of Investment Intent for all Plan 2002 Option Agreements)

*10.42	Form of Plan 2002 Option Agreements with Robert Knight and Edmund C. King — January 22, 2002

*10.43	Form of Plan 2002 Option Agreements with employees — January 22, 2002

*10.44	Form of Promissory Note and Security Agreement re: Stephen A. Michael, Edmund C. King, Scott Tannehill, Barbara Baker, Nicole A. Longridge and Edward A. Berstling Option to Exercise/Stock Purchase (also form of Security Agreement per Exhibit 10.46)

*10.45	Form of Modification Agreement re: Edmund C. King, Scott Tannehill, Barbara J. Baker, and Nicole A. Longridge Promissory Notes re: Option Exercise/Stock Purchase

*10.46	Form of Replacement Promissory Note, Assignment and Security Agreement re: Grace Duffey Irrevocable Trust u/a/d 1/26/00 and Debra Finehout Option to Exercise/Stock Purchase (for form of Security Agreement, see Exhibit 10.44 above).

*10.47	Registration Rights Agreement by and among the Company and Stephen A. Michael, Spencer Charles Duffey Irrevocable Trust u/a/d July 29, 1998, Elizabeth Rosemary Duffey Irrevocable Trust u/a/d July 29, 1998, Robert T. Roth, William W. Dolan dated as of February 25, 2002

*10.48	Voluntary Resale Restriction Agreement with Robert T. Roth - November 19, 2001

*10.49	Stock Option Agreement with Hawk Associates, Inc. — January 16, 2002

*10.50	Amended and Restated Stock Option Agreement with G.M. Capital Partners Limited L.P. — November 8, 2002

*10.51	Form of Plan 2002 Option Agreement with Gregory Newell — June 13, 2002

Index
Number	Description

*10.52	Form of Plan 2002 Option Agreement with John E. Scates — June 27, 2002

*10.53	Delbrueck Bank Warrant #1

*10.54	Delbrueck Bank Warrant #2

*10.55	Form of Plan 2000 Option Agreement with Nicole A. Longridge

*10.56	Form of Plan 2000 Option Agreement with Duane Cameron

*10.57	Invisa, Inc. 2003 Incentive Plan

*10.58	Form of Plan 2003 Option Agreement with Joseph F. Movizzo — May 13, 2003 (including form of Letter of Investment Intent)

*10.59	Consulting Agreement — March 2003 between Crescent Fund, Inc. and the Company

*10.60	Agreement dated as of April 24, 2003 between Alan A. Feldman and the Company

*10.61	Financing Agreement dated as of May 9, 2003 between BarBell Group, Inc. and the Company

*10.62	Series 2003A 7% Convertible Note Due June 9, 2004, dated May 9, 2003 from the Company to BarBell Group, Inc.

*10.63	Investment Agreement dated as of May 9, 2003 between BarBell Group, Inc. and the Company

*10.64	Warrant to Purchase Shares of Common Stock dated as of May 9, 2003, issued by the Company to BarBell Group, Inc.

*10.65	Registration Rights Agreement dated as of May 9, 2003 between the Company and BarBell Group, Inc.

*10.66	Broker-Dealer Placement Agent Selling Agreement — May 2003 between Capstone Partners LC and the Company

*14	Code of Business Conduct and Ethics and Compliance Program

*21	Subsidiaries of Registrant

**99.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002(***)

**99.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002(***)

***	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

     (b)  Reports on Form 8-K

     The Company has not filed any 8-K Reports.

SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVISA, INC.

Date: June 24, 2003	By:	/s/ Stephen A. Michael

Stephen A. Michael President

Date: June 24, 2003	By:	/s/ Edmund C. King

Edmund C. King Chief Financial Officer

CERTIFICATION

I, Stephen A. Michael certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Invisa, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 24, 2003

/s/ Stephen A. Michael

Stephen A. Michael
President

CERTIFICATION

I, Edmund C. King certify that:

I have reviewed this quarterly report on Form 10-QSB of Invisa, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 24, 2003

/s/ Edmund C. King

Edmund C. King
Chief Financial Officer