Form 10QSB/A
period 2003-03-31
INVISA INC
filed 2003-06-27
CIK 1172706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB/A

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

Yes [x] No [  ]

The Issuer had 16,898,971 shares of common stock issued and outstanding as of June 4, 2003.

Invisa, Inc.
Form 10-QSB/A

Index

Page
Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures
Part II. Other Information
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signatures
Certifications

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-QSB/A This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Form 10-QSB/A.

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

On February 9, 2000, we purchased SmartGate, L.C. The total purchase price for SmartGate, L.C. was the issuance of 7,743,558 shares of Invisa, Inc. common stock to the SmartGate, L.C. members, which represented approximately 74% of our outstanding common stock at that date. SmartGate, L.C. was the acquirer for accounting purposes and, as such, our operations reflect the operations of SmartGate, L.C. since its inception.

On February 26, 2002 we acquired Radio Metrix Inc. (the “Merger”), principally from affiliated parties. We paid the following purchase price for RadioMetrix: (i) 3,685,000 shares of restricted common stock; (ii) $1,300,000 payable by two promissory notes consisting of: (a) a $500,000 promissory note, payable at 10% interest per annum until August 25, 2003, at which time the interest rate becomes 15%. This promissory note is due in one installment on February 25, 2006; and (b) an $800,000 promissory note payable at 15% interest due monthly, and all principal due in one installment on February 25, 2004. Both promissory notes may be prepaid without penalty. Neither promissory note is collateralized; and (iii) a 7% royalty on all revenue earned from the sale of products based upon the RadioMetrix technology other than safety products which constituted the Company’s core business prior to the Merger. The royalty may be terminated by the Company for a one-time payment based upon appraisal. Additionally, Note B to the financial statements contained in the 10-KSB for the period ended December 31, 2002 (filed June 23, 2003) details obligations of RadioMetrix, including approximately $175,000 in accrued compensation payable to stockholders of RadioMetrix that remained in place and was assumed by the Company at the acquisition of RadioMetrix. We believe the acquisition of RadioMetrix will affect our results of operations in a number of respects including: (i) the potential business opportunity represented by the assets acquired from RadioMetrix may result in additional sales revenue in future periods; (ii) the 7% royalty required to be paid will affect our results of operations as an expense; (iii) research and development expenses which may be incurred in connection with the RadioMetrix technology will affect our results of operations; (iv) we will recognize as an expense, the amortization of the patent included in the purchase over an approximately ten-year period (see Note B to our financial statements contained in the 10-KSB for the period ended December 31, 2002 (filed June 23, 2003); and (v) we will comply with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and accordingly, in the event of an impairment in the value of the assets acquired from RadioMetrix, we would recognize an expense.

At December 31, 2002, we had a $150,000 bank line of credit, which was personally guaranteed by a shareholder, Mr. H.R. Williams. The line of credit required the payment of interest monthly at prime plus 1%, which was 5.75% on March 31, 2002. The line of credit was renewed on July 15, 2002 and matures on July 15, 2003. The current interest rate is prime plus 1%, which, at July 15, 2002, was 5.75%.

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

The Company will be dependent upon our existing cash and cash equivalents, together with anticipated net proceeds from private placements of common stock and potential license fees, and sales of our products to finance our planned operations through at least the next 12 months. Accordingly, we plan to access additional cash from a variety of potential sources, which may include: public equity financing, private equity financing, license fees, grants, and public or private debt. The Report of Independent Certified Public Accountants included in the Company's Form 10KSB for the year ended December 31, 2002 includes a going concern modification.

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

In January 2003, pursuant to the exercise of an option granted in December 1999, the Company issued to one purchaser, 12,198 shares of the Company’s common stock for an aggregate exercise price of $13,000. There were no underwriters involved in the sale. As the issuance represented a transaction by an issuer (i.e. — the Company) not involving any public offering, the shares were issued pursuant to the private offering exemption set forth in Section 4(2) of the Securities Act of 1933, as amended ("Act").

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

Pursuant to an Agreement of Merger and Plan of Reorganization by and among the Company, SmartGate/RadioMetrix Acquisition Corp. and Radio Metrix Inc. of February 25, 2002 ("Merger"), certain consideration was paid at closing, and upon the satisfaction of certain performance criteria, additional "earn-out" consideration was required to be paid which included a $4,500,000 Convertible Promissory Note and the issuance of 4,875,000 shares. In order to eliminate the uncertainty of the potential earn-out cost and because of the Company's view of the current status of marketing opportunities, the Company, in April 2003, entered into an amendment to the Merger Agreement to reduce the potential earn-out consideration to be paid by eliminating all such earn-out consideration in exchange for the one-time issuance of 3,250,000 shares being issued under the Merger. There were no underwriters involved in the issuance. As the issuance of the shares to the five RadioMetrix shareholders, pursuant to the Merger represented a transaction by an issuer (i.e. -the Company) not involving any public offering, the shares were issued pursuant to the private offering exemption set forth in Section 4(2) of the Act.

In April 2003, the Company issued 500,000 shares of its authorized but unissued common stock to GM Capital Partners, Ltd. in recognition of its support in the Company's past and current access to capital and matters related thereto. There were no underwriters involved in the issuance. As the issuance represented a transaction by an issuer (i.e. -the Company) not involving any public offering, the shares were issued pursuant to the private offering exemption set forth in Section 4(2) of the Act.

In February 2003, the Company extended the repayment date of an outstanding obligation to a non-affiliated party to April 28, 2003. In connection with said extension, we issued the lender, on February 28, 2003, a thirty-eight month option to purchase 50,000 shares of common stock at an exercise price of $1.00 per share, with registration rights commencing June 28, 2004. There were no underwriters involved in the issuance. As the issuance represented a transaction by an issuer (i.e. -the Company) not involving any public offering, the option was issued pursuant to the private offering exemption set forth in Section 4(2) of the Act. We borrowed an additional $100,000 from the non-affiliated party in April 2003. The terms of this additional advance are currently being negotiated, but are believed to be substantially similar to those of the original $200,000 borrowing. Additionally, the parties are negotiating an extension to the due date of the entire amount borrowed.

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

Item 3. Defaults by the Company on its Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On January 3, 2003, the Company held its annual meeting of shareholders ("Meeting"). Present in person or by proxy (constituting a quorum) where the holders of approximately 59.3% of the shares of the Company issued and outstanding on the record date for the determining those shareholders entitled to vote at the Meeting.

The Meeting involved the election of directors. The nominees were: Samuel S. Duffey, Stephen A. Michael, Edmund C. King, Robert Knight, Gregory J. Newell, and John E. Scates, consisting of all the directors, each of whom was unanimously elected.

In addition to the election of directors, the following matters were voted upon at the Meeting:

-	The Company's 2003 Incentive Plan (the "2003 Plan") and the reservation and issuance of up to 1,500,000 shares of the Company's Common Stock under the 2003 Plan was unanimously approved.
-	The Company's 2002 Incentive Plan (the "2002 Plan") and the reservation and issuance of up to 1,500,000 shares of the Company's Common Stock under the 2002 Plan was unanimously approved.
-	The Company's 2000 Employee, Director, Consultant and Advisor Stock Compensation Plan (the "2000 Plan") and the reservation and issuance of up to 1,500,000 shares thereunder was unanimously ratified.
-	The authorization of an amendment to the Company's Articles of Incorporation to increase the authorized shares of capital stock and to provide for a class of Blank Check Preferred Stock. The Company will file a report on Form 8-K following any issuance of Preferred Stock describing the terms of the Preferred Stock and the issuance thereof. The Amendment to the Articles of Incorporation, which is set forth below, was unanimously approved:
"ARTICLE IV The amount of the total authorized capital stock of the corporation shall be One Hundred Million (100,000,000) shares consisting of Ninety-Five Million (95,000,000) shares of Common Stock, par value $.001 per share, and Five Million (5,000,000) shares of Preferred Stock, par value $.001 per share. The rights and preferences of the Preferred Stock shall be set by the Board of Directors."
-	The appointment of Grant Thornton LLP, independent public accountants, as auditors of the Company was unanimously ratified.

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

INVISA, INC.

Date: June 27, 2003	By:	/s/ Stephen A. Michael

Stephen A. Michael President

Date: June 27, 2003	By:	/s/ Edmund C. King

Edmund C. King Chief Financial Officer

CERTIFICATION

I, Stephen A. Michael certify that:

1.     I have reviewed this quarterly report on Form 10-QSB/A of Invisa, Inc.;

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

Date: June 27, 2003

/s/ Stephen A. Michael

Stephen A. Michael
President

CERTIFICATION

I, Edmund C. King certify that:

I have reviewed this quarterly report on Form 10-QSB/A of Invisa, Inc.;

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

Date: June 27, 2003

/s/ Edmund C. King

Edmund C. King
Chief Financial Officer