Form 10QSB
period 2003-06-30
INVISA INC
filed 2003-08-01
CIK 1172706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes [X] or No  [  ]

The Issuer had 16,983,471 shares of common stock issued and outstanding as of June 30, 2003.

Invisa, Inc.

Form 10-QSB

PART I — FINANCIAL INFORMATION

Item 1 Financial Statements

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$98,410	$127,669
Accounts receivable	73,180	39,348
Inventories	296,608	298,547
Refundable deposits, prepaid expenses and deferred charges	69,190	135,714

Total current assets	537,388	601,278
Note receivable — related parties	160,898	160,898
Furniture, fixtures and equipment, net	121,647	104,252
Patent, net	3,641,375	12,936,593
Other assets	5,008	—

Total assets	$4,466,316	$13,803,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$294,082	$388,110
Accrued expenses	85,089	109,233
Line of credit	123,402	149,402
Notes payable	116,367	956,603
Due to related party	6,121	24,501
Due to shareholders and officers	747,716	1,134,918

Total current liabilities	1,372,777	2,762,767
Notes payable to related parties	1,300,000	1,300,000
Notes payable	600,000	—
Deferred revenue	300,000	300,000
Redeemable common stock	—	150,000
Stockholders’ equity Preferred stock, 5,000,000 shares authorized ($.001 par value) no shares issued	—	—
Common stock; 95,000,000 shares authorized ($.001 par value), 12,990,488 and 16,983,471 shares issued and outstanding, respectively	12,990	16,983
Additional paid-in capital	11,006,664	22,365,351
Stock subscriptions receivable	(1,162,300)	(1,191,850)
Deferred offering costs	—	(937,000)
Deficit accumulated during the development stage	(8,963,815)	(10,963,230)

Total stockholders’ equity	893,539	9,290,254

Total liabilities and stockholders’ equity	$4,466,316	$13,803,021

The accompanying notes are an integral part of these consolidated statements.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					February 12,
					1997 (Date of
					inception)
					Through
	Three Months Ended June 30,		Six Month Ended June 30,		June 30,

	2002	2003	2002	2003	2003

Net sales	$43,503	$56,592	$114,663	$99,997	$647,900
Cost of goods sold	54,729	26,925	100,483	54,083	396,825

Gross profit (loss)	(11,226)	29,667	14,180	45,914	251,075
Research and development costs	193,480	134,255	390,460	244,554	2,510,698
Selling, general and administrative expenses	780,665	1,007,972	1,305,433	1,570,922	8,245,878

Loss from operations	(985,371)	(1,112,560)	(1,681,713)	(1,769,562)	(10,505,501)
Interest expense, net	37,905	70,385	48,778	229,853	457,729

Loss before income tax	(1,023,276)	(1,182,945)	(1,730,491)	(1,999,415)	(10,963,230)
Income tax	—	—	—	—	—

Net loss	$(1,023,276)	$(1,182,945)	$(1,730,491)	$(1,999,415)	$(10,963,230)

Net loss per common share:
Basic and diluted	$(0.08)	$(0.08)	$(0.14)	$(0.14)

Weighted average common stock shares outstanding Basic and diluted	12,795,432	15,757,792	12,631,345	14,410,752

The accompanying notes are an integral part of these consolidated statements.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

						Deficit
	COMMON STOCK					Accumulated
			Additional	Stock	Deferred	During the
			Paid-In	Subscriptions	Offering	Development
	SHARES	Amount	Capital	Receivable	Costs	Stage	Total

FEBRUARY 12, 1997 (INCEPTION)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founders	6,105,128	5,980	(5,980)	—	—	—	—
Net loss	—	—	—	—	—	(351,207)	(351,207)

BALANCE AT MARCH 31, 1998	6,105,128	5,980	(5,980)	—	—	(351,207)	(351,207)
Issuance of common stock for cash	690,759	691	233,199	—	—	—	233,890
Net loss	—	—	—	—	—	(249,612)	(249,612)

BALANCE AT MARCH 31, 1999	6,795,887	6,671	227,219	—	—	(600,819)	(366,929)
Common stock issuable for rent	125,079	125	64,743	—	—	—	64,868
Exercise of stock options	924,214	924	984,076	(985,000)	—	—	—
Issuance of common stock related to reorganization	2,009,000	2,009	227,991	—	—	—	230,000
Issuance of common stock for cash	681,380	681	1,102,878	—	—	—	1,103,559
Net loss	—	—	—	—	—	(792,932)	(792,932)

BALANCE AT MARCH 31, 2000	10,535,560	10,410	2,606,907	(985,000)	—	(1,393,751)	238,566
Common stock issuable for rent	39,720	165	23,341	—	—	—	23,506
Interest accrued on notes related to stock subscription receivable	—	—	59,100	(59,100)	—	—	—
Issuance of common stock for cash	238,000	238	657,075	—	—	—	657,313
Issuance of common stock options for services	—	—	248,102	—	—	—	248,102
Net loss	—	—	—	—	—	(1,285,978)	(1,285,978)

BALANCE AT DECEMBER 31, 2000	10,813,280	10,813	3,594,525	(1,044,100)	—	(2,679,729)	(118,491)
Issuance of common stock for cash	1,057,300	1,057	3,280,504	—	—	—	3,281,561
Interest accrued on notes related to stock subscription receivable	—	—	59,100	(59,100)	—	—	—
Issuance of common stock for services	95,000	95	332,450	—	—	—	332,545
Issuance of common stock options for services	—	—	243,235	—	—	—	243,235
Net loss	—	—	—	—	—	(2,702,900)	(2,702,900)

BALANCE AT DECEMBER 31, 2001	11,965,580	11,965	7,509,814	(1,103,200)	—	(5,382,629)	1,035,950
Issuance of common stock and units for cash	589,908	590	1,746,429	—	—	—	1,747,019
Issuance of common stock related to Radio Metrix merger	435,000	435	1,522,065	—	—	—	1,522,500
Interest accrued on notes related to stock subscription receivable	—	—	59,100	(59,100)	—	—	—
Issuance of common stock options for services	—	—	25,256	—	—	—	25,256
Original issue discount	—	—	144,000	—	—	—	144,000
Net loss	—	—	—	—	—	(3,581,186)	(3,581,186)

BALANCE AT DECEMBER 31, 2002	12,990,488	12,990	11,006,664	(1,162,300)	—	(8,963,815)	893,539
Issuance of common stock for cash	222,698	223	362,534	—	—	—	362,757
Offering costs	500,000	500	936,500	—	(937,000)	—	—
Original issue discount on notes payable	—	—	201,518	—	—	—	201,518
Issuance of common stock for services	14,285	14	42,841	—	—	—	42,855
Other	6,000	6	38,994	—	—	—	39,000
Issuance of common stock related to Radio Metrix merger	3,250,000	3,250	9,746,750	—	—	—	9,750,000
Interest accrued on notes related to stock subscriptions receivable	—	—	29,550	(29,550)	—	—	—
Net loss	—	—	—	—	—	(1,999,415)	(1,999,415)

BALANCE AT JUNE 30, 2003	16,983,471	$16,983	$22,365,351	$(1,191,850)	$(937,000)	$(10,963,230)	$9,290,254

The accompanying notes are an integral part of this consolidated statement.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			February 12,
			1997 (Date of
			inception)
	Six Months Ended June 30,		Through
			June 30,
	2002	2003	2003

Cash flows from operating activities:
Net loss	$(1,730,491)	$(1,999,415)	$(10,963,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	93,900	574,776	1,009,837
Common stock and options exchanged for services	—	81,855	1,019,242
Changes in operating assets and liabilities:
Accounts receivable	(24,201)	33,832	(200,246)
Inventories	(11,982)	(1,939)	(298,547)
Refundable deposits and prepaid expenses	(63,881)	(14,016)	(88,214)
Note receivable — related party	(8,804)	—	—
Accounts payable, trade	97,211	94,028	388,110
Accrued expenses	(79,022)	24,144	59,233
Deferred revenue	—	—	300,000
Due to shareholders and officers	57,283	405,582	984,419

Net cash used in operating activities	(1,669,987)	(801,153)	(7,789,396)
Cash flows from investing activities:
Patent acquisition	(550,000)	—	(550,000)
Transaction costs in connection with RMI business combination	(121,475)	—	(121,475)
Purchases of furniture, fixtures and equipment	(69,773)	(2,495)	(181,603)

Net cash used in investing activities	(741,248)	(2,495)	(853,078)
Cash flows from financing activities:
Net change in line of credit	—	26,000	149,402
Proceeds from (payment of) notes payable and redeemable common stock	(27,500)	444,150	1,004,517
Proceeds from sale of common stock, net	1,033,429	362,757	7,386,224
Cash received with combination transaction	—	—	230,000

Net cash provided by financing activities	1,005,929	832,907	8,770,143

Net increase (decrease) in cash	(1,405,306)	29,259	127,669
Cash at beginning of period	1,612,524	98,410	—

Cash at end of period	$207,218	$127,669	$127,669

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(UNAUDITED)

			February 12,
			1997 (Date of
			inception)
	Six Months Ended June 30,		Through
			June 30,
	2002	2003	2003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$34,851	$28,464	$162,701

Notes payable incurred during the period:
In connection with merger transactions	$1,300,000	$—	$1,300,000

Notes payable canceled in connection with merger transaction	$337,489	$—	$337,489

Common stock issued representing common stock offering costs	$—	$1,500,000	$1,500,000

Common stock issued in connection with merger transaction (3,685,000 shares)	$1,522,500	$9,750,000	$11,272,500

Due to employees assumed in connection with merger transaction	$175,000	$—	$175,000

Accrued expenses assumed in connection with merger transaction	$50,000	$—	$50,000

The accompanying notes are an integral part of these consolidated statements.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 10-02 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Invisa, Inc. for the year ended December 31, 2002. When used in these notes, the terms “Company”, “we,” “us” or “our” mean Invisa, Inc. and its subsidiaries. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

NOTE B — OPERATING MATTERS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2003 and since the date of inception, the Company has had a net loss of $1,999,415 and $10,963,230, respectively. As of June 30, 2003, the Company has not emerged from the development stage and has negative working capital of approximately $2,161,000. In view of these matters, recoverability of recorded property and equipment, intangible assets and other asset amounts shown in the accompanying financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company improving its overall level of profitability. Since inception, the Company has financed its operations principally from the sale of equity securities, as the Company has not generated significant revenues from the sale of its products. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

During the six months ended June 30, 2003, the Company received net proceeds from debt and equity financing transactions totaling approximately $807,000. The Company is currently in the process of offering units, consisting of one share of the Company’s common stock and: one warrant to purchase one share of common stock at an exercise price of $2.00 per share; one warrant to purchase one share of common stock at an exercise price of $3.00 per share; and one warrant to purchase one share of common stock at an exercise price of $4.00 per share. Previous offerings have been terminated and a commitment from a third party to purchase up to $1.2 million of common stock has not been fulfilled. However, management expects to raise sufficient capital from the current unit offering and future offerings to fund operations for 2003. Additionally, management is in licensing fee discussions with potential distributors of the Company’s future security products. While there can be no assurance that such sources will provide adequate funding for the Company’s operations, management believes that such sources will be available to the Company.

NOTE C — CRITICAL ACCOUNTING ESTIMATES

Patents — The recorded cost of the patent is based on the fair value of consideration paid for it. The total consideration is also supported by a valuation performed by a third party and approved by those Board Members with no affiliation with the seller. The patent costs are amortized over the remaining life of the patent at the date of its acquisition. The fair value of the patent is reviewed for recoverability whenever events or changes in circumstances indicate that its recorded value may not be recoverable. No impairment has been recognized through June 30, 2003.

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
(Unaudited)

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

Had compensation cost for the Company’s stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123, the Company’s net loss and net loss per common share would have been the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Net loss as reported	$(1,023,276)	$(1,182,945)	$(1,730,491)	$(1,999,415)
Less: stock-based employee compensation cost under the fair value based method net of related tax effects	(123,637)	(69,939)	(228,805)	(130,400)

Pro forma net loss	$(1,146,913)	$(1,252,884)	$(1,959,296)	$(2,129,815)

Net loss per common share-basic and diluted as reported	$(0.08)	$(0.08)	$(0.14)	$(0.14)

pro forma	$(0.09)	$(0.08)	$(0.16)	$(0.15)

NOTE F — LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Numerator:
Net loss	$(1,023,276)	$(1,182,945)	$(1,730,491)	$(1,999,415)

Denominator:
For basic loss per share — weighted average shares	12,795,432	15,757,792	12,631,345	14,410,752
Effect of dilutive securities — stock options for diluted loss per share	—	—	—	—

	12,795,432	15,757,792	12,631,345	14,410,752

Net loss per common share — basic and diluted	$(0.08)	$(0.08)	$(0.14)	$(0.14)

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Options and warrants to purchase 3,029,004 and 3,826,129 shares of common stock as of June 30, 2002 and 2003 are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive.

NOTE G — FINANCING TRANSACTIONS

In April 2003, the Company entered into a twelve-month agreement with an investor, whereby the investor would provide the Company $1,200,000 in cash from May 2003 to April 2004, in monthly payments ranging from $50,000 to $150,000. The Company received $150,000 on May 1, 2003, but has not received additional funding related to this arrangement. The investor has the right to require the Company to re-purchase all of the common shares issued to the investor during the duration of the agreement. The re-purchase price paid by the Company will equal the per share investment paid by the investor, as described above, and will be paid by the Company in the form of a promissory note payable in one installment 13 months from the date of the promissory note. The initial sale of stock is recognized as redeemable common stock.

In April 2003, the Company approved the issuance of 500,000 shares of common stock to a third party. The shares were granted in recognition of past performance associated with common stock private placement offerings and in contemplation of continued involvement by this advisor in future fundraising activities. A total value of $1,500,000 was recognized as additional paid in capital associated with this issuance of common stock. Based on expected future proceeds from common stock offerings, the Company recorded deferred offering costs of $937,000, as a reduction of stockholders’ equity, associated with these shares. The Company recognized $563,000 as a reduction to additional paid in capital associated with current and prior financing activities.

In October 2002, the Company borrowed $200,000 from a non-affiliated party. All principal and interest were payable on February 28, 2003, subject to extension to April 28, 2003, upon the issuance of a four-year option to purchase an additional 50,000 shares at $1.00 per share, which was recorded as original issue discount in 2002. The extension option was issued and the loan was extended to April 2003. The maturity of the loan was extended further and, in May 2003, the loan was increased by $100,000. Management has not finalized all terms associated with this modification to the loan agreement.

During April 2003, through an amendment to the 2002 Radio Metrix, Inc. purchase agreement, the Company agreed to issue 3,250,000 shares of its common stock for full satisfaction of future contingent consideration. These shares were recorded at the fair value at that date of $3.00 per share and, as a result, patent cost was increased by $9,750,000 with a corresponding increase in stockholders’ equity during April 2003.

In May 2003, the Company issued 14,285 shares of its authorized but unissued common stock to Crescent Fund, Inc., pursuant to a Consulting Agreement. These shares were recorded at a fair value of $3.00 per share and included in selling, general and administrative expenses. The Company may issue additional shares of its common stock to Crescent Fund, Inc. under this Consulting Agreement.

In May 2003, the Company entered into an agreement pursuant to which the Company borrowed $250,000. The borrowing may be converted into common stock at a 25% discount from the then prevailing market price. The Company has the right, but not the obligation, to sell additional registered shares under the Agreement at a 25% discount from the then prevailing market price to a maximum of $1,000,000, including the $250,000 amount if converted. The agreement requires a minimum stock price of $2.50 per share and minimum trading volume requirements, both as defined in the agreement. Pursuant to the Agreement, the Company agreed to issue a Warrant to purchase 75,000 shares of the Company’s common stock at an exercise price of $2.76 per share, of which 25,000 shares are vested and the balance will vest only in the event the Company exercises its right to sell additional shares of registered stock under the Agreement. In July 2003, the note payable was converted into 132,022 registered shares of its common stock.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recognized original issue discount of approximately $202,000 associated with the value of warrants and the contingent beneficial conversion feature of the notes payable. The Company also recognized deferred costs of approximately $66,000. The discount and loan costs were amortized over the term of the loan and were subsequently fully expensed in July 2003 upon the conversion into common stock.

In May 2003, the Company granted, pursuant to its 2003 Plan, options to purchase 80,000 shares to a director of the Company. The exercise price is $3.00 per share. The option vests at the rate of 5,000 shares per quarter.

NOTE H – SUBSEQUENT EVENTS

In June and July 2003, the Company agreed to sell 350,500 Units at $2.00 per Unit, each Unit consisting of one share of the Company’s common stock and: one warrant to purchase one share of common stock at an exercise price of $2.00 per share; one warrant to purchase one share of common stock at an exercise price of $3.00 per share; and one warrant to purchase one share of common stock at an exercise price of $4.00 per share. The warrants are exercisable until June 30, 2005. As payment of the finder fee, the Company issued the finder, 45,500 of its $2.00 Units. The finder was also the purchaser of 50,500 of the $2.00 Units.

In July 2003, the Company issued an additional 14,285 shares of its authorized but unissued common stock to Crescent Fund, Inc., pursuant to a Consulting Agreement.

In July 2003, the Company engaged Source Capital Group, Inc., which is a registered as a securities broker dealer, as Invisa’s non-exclusive financial advisor primarily to assist Invisa is raising additional capital. Invisa issued 5,000 shares of common stock to Source Capital Group, Inc. as a retainer. Invisa has agreed to register the shares issued to Source Capital Group, Inc.

In July 2003, the Company entered into a Consultant Agreement with National Financial Consulting Corporation, also referred to as OTC Financial Network, a Massachusetts corporation, to assist the Company in public relations and shareholder communications. Under this Consulting Agreement, Invisa granted National Financial Consulting Corp. options to purchase: 25,000 shares of Invisa common stock at $3.00 per share, which is vested, 25,000 shares of Invisa common stock at $3.50 per share which vests on September 9, 2003, 25,000 shares of Invisa common stock at $4.00 per share, which vests on October 9, 2003, and 25,000 shares of Invisa common stock at $4.50 per share, which vests on November 9, 2003. The options may be exercised for a period of three years following the termination of the Agreement. The Agreement has a six-month term, which may be extended for an additional three months if such extension is approved by the Company. The Agreement may be terminated by either party upon 15 days’ notice.

In July 2003, the Company agreed to issue to Hawk Associates, Inc., the Company’s domestic investor relations representative, 37,000 shares of common stock in payment of $67,000 cash fees, which had accrued under the Company’s agreement with Hawk Associates, Inc. pursuant to which Hawk Associates, Inc. provides domestic investor relations services. Invisa has agreed to register the 37,000 shares.

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

Liquidity and Capital Resources

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through June 30, 2003 we raised cash of $7,546,224 net of issuance costs, through private placements of common stock and redeemable common stock financings. At June 30, 2003 we had cash and cash equivalents totaling $127,669.

Since our inception through June 30, 2002, we have incurred approximately $2,510,000 of research and development expenses. These research and development costs were directed principally toward our InvisaShield™ technology and safety products. Management estimates that sixty (60%) percent was expended toward the development of our core presence sensing technology, twenty (20%) percent was expended in the miniaturization of our circuitry, fifteen (15%) percent was expended in the design and development of safety products, and five (5%) percent was expended in the design and development of additional products for the security sector of our business.

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

On February 26, 2002 we acquired Radio Metrix Inc. (the “Merger”), principally from affiliated parties. We paid the following purchase price for RadioMetrix: (i) 3,685,000 shares of restricted common stock; (ii) $1,300,000 payable by two promissory notes consisting of: (a) a $500,000 promissory note, payable at 10% interest per annum until August 25, 2003, at which time the interest rate becomes 15%. This promissory note is due in one installment on February 25, 2006; and (b) an $800,000 promissory note payable at 15% interest due monthly, and all principal due in one installment on April 25, 2004. This promissory note has been extended until April 25, 2005. Both promissory notes may be prepaid without penalty. Neither promissory note is collateralized; and (iii) a 7% royalty on all revenue earned from the sale of products based upon the RadioMetrix technology other than safety products which constituted the Company’s core business prior to the Merger. The royalty may be terminated by the Company for a one-time payment based upon appraisal. Additionally, Note B to the financial statements contained in the 10-KSB for the period ended December 31, 2002 (filed June 23, 2003) details obligations of RadioMetrix, including approximately $175,000 in accrued compensation payable to stockholders of RadioMetrix that remained in place and was assumed by the Company at the acquisition of RadioMetrix. We believe the acquisition of RadioMetrix will affect our results of operations in a number of respects including: (i) the potential business opportunity represented by the assets acquired from RadioMetrix may result in additional sales revenue in future periods; (ii) the 7% royalty required to be paid will affect our results of operations as an expense; (iii) research and development expenses which may be incurred in connection with the RadioMetrix technology will affect our results of operations; (iv) we will recognize as an expense, the amortization of the patent included in the purchase over an approximately ten-year period (see Note B to our financial statements contained in the 10-KSB for the period ended December 31,

2002 (filed June 23, 2003); and (v) we will comply with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and accordingly, in the event of an impairment in the value of the assets acquired from RadioMetrix, we would recognize an expense.

During April 2003, through an amendment to the patent purchase agreement, the Company agreed to issue 3,250,000 shares of its common stock (included in the 3,685,000 referred to above) for full satisfaction of future contingent consideration. These shares were recorded at the fair value at that date of $3.00 per share and, as a result, patent cost was increased by $9,750,000 with a corresponding increase in stockholders’ equity during April 2003.

At December 31, 2002, we had a $150,000 bank line of credit, which was personally guaranteed by a shareholder, Mr. H.R. Williams. The line of credit required the payment of interest monthly at prime plus 1%, which was 5.75% on June 30, 2002. The line of credit was renewed on July 15, 2002 and matures on July 15, 2003. The current interest rate is prime plus 1%, which, at July 15, 2003, was 5.75%. The line of credit has not been repaid and the Company is currently in discussion with the bank to renew the line of credit.

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

In April 2003, the Company entered into an agreement with a non-affiliated party. Under this Agreement, this third party purchased 50,000 shares of the Company’s authorized but unissued common stock at $3.00 per share. The Company has the right, but not the obligation, to sell additional shares under the Agreement up to a maximum of an additional $1,050,000 with such sales in monthly increments at a purchase price equal to 50% of the then current market price for the Company’s common stock, but not less than $3.00 per share. The Agreement provides for redemption of the common stock under certain circumstances. Currently, the parties do not anticipate any further stock sales under this Agreement.

In May 2003, the Company entered into an Equity Line of Credit Agreement (the “ELC”) with BarBell Group Inc. (“BarBell”). Pursuant to the ELC, we filed a Registration Statement which became effective on July 7, 2003 (“Registration Statement”) and which registered: the shares, described below, which may be sold to BarBell under the ELC; the 75,000 shares, described below, which may be purchased by BarBell pursuant to a warrant; and the 6,000 shares, described below, which were issued as Finders Fees in connection with the establishment of the ELC. Under the ELC BarBell, a Panamanian corporation, engaged in finance and equity line of credit transactions, may purchase from us and resell up to an aggregate amount of 519,444 shares of our common stock. These shares include up to 444,444 of our authorized but previously unissued common stock up to a maximum total purchase price of $1,000,000 which BarBell is obligated to buy and which we may, in our discretion, elect to periodically sell to BarBell pursuant to the ELC. The purchase price for each share sold by us under the ELC is 75% of the market price of our common stock at the time of the purchase. We are not obligated to sell any shares under the ELC. We have decided not to sell any shares under the ELC at any time when our market price is below $3.00 per share, except upon conversion of the $250,000 convertible note discussed below, without first filing a Supplement to the Company’s Prospectus describing the ELC. Pursuant to the ELC, on May 9, 2003, we borrowed $250,000 from BarBell. The proceeds of the borrowing were used to fund current operations of the Company. Following the effectiveness of our Registration Statement, BarBell, pursuant to the ELC, converted the borrowing into 135,022 shares of our authorized but previously unissued common stock. Additionally, under the ELC, BarBell was granted a warrant to purchase up to 75,000 shares of our authorized but previously unissued common stock at $2.76 per share. (“Warrant”). Only 25,000 shares are currently vested and eligible for purchase by BarBell under the Warrant. Our Registration Statement covered the shares of our common stock which may be acquired by BarBell under the ELC and under the Warrant. BarBell may immediately sell any of the shares of our common stock purchased under the ELC or warrant. Capstone Partners, L.C. (“Capstone”), a registered securities broker-dealer, received 4,000 shares of our common stock as compensation for introducing us to BarBell. Crescent Fund Inc., an investor relations firm engaged by us, received 2,000 shares of our common stock as compensation for introducing us to Capstone. The Registration Statement also covered the shares issued as a Finders Fee.

On July 21, 2003, BarBell advanced to the Company $100,000 which was used by the Company to fund its current operations. BarBell is required to convert this advance into the purchase of stock under the ELC within 30 days of the date of the advance.

We have incurred significant net losses and negative cash flows from operations since our inception. As of June 30, 2003 we had an accumulated deficit of $10,963,230 and a working capital deficit of $2,161,489.

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

The Company will be dependent upon our existing cash and cash equivalents, together with anticipated net proceeds from private placements of common stock and potential license fees, and sales of our products to finance our planned operations through at least the next 12 months. Accordingly, we plan to access additional cash from a variety of potential sources, which may include: public equity financing, private equity financing, license fees, grants, and public or private debt. The Report of Independent Certified Public Accountants included in the Company’s Form 10-KSB for the year ended December 31, 2002 includes a going concern modification.

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

For the Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2003

Net Sales and Gross Profit — During the three months ended June 30, 2002 and 2003, net sales totaled $43,503 and $56,592 respectively. The increase was due to sales of additional safety products for powered parking gates. The Company’s sales to date have been limited. We had a negative gross profit of $11,226 for the three months ended June 30, 2002 and a positive gross profit of $29,666 for the three months ended June 30, 2003. The negative gross profit resulted from decreased volume and higher cost.

Research and Development Expenses — During the three months ended June 30, 2002 and 2003, research and development expenses totaled $193,480 and $134,255, respectively. The decrease of $59,225 was due principally to the reduction in materials purchased and due to employee layoffs, all offset in part by increased facility costs.

Selling, General and Administrative Expenses — During the three months ended June 30, 2002 and 2003, selling, general and administrative expenses totaled $780,665 and $1,007,972, respectively. The increase of $227,307 was attributable principally to the following categories: Increases were due to patent amortization as a result of the patent acquisition at the end of February 2002; expanded office space and related expenses, and regulatory compliance reporting costs; insurance expense attributable principally to Directors and Officers coverage; officer’s salary rate increase and depreciation expense as a result of furniture and equipment additions. Decreases were due to wages and related payroll taxes as a result of employee layoffs; reductions in professional consulting fees, and decreases in advertising and marketing costs as the Company did not attend any tradeshows in the second quarter of 2003.

Interest Expense — Net — During the three months ended June 30, 2002 and June 30, 2003 net interest expense totaled $37,905 and $70,385 respectively. The increase was due principally to additional interest expense in connection with amortization of original issue discounts on certain notes payable and the RMI acquisition notes payable.

For the Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2003

Net Sales and Gross Profit — During the six months ended June 30, 2002 and 2003, net sales totaled $114,663 and $99,997 respectively. The decrease was due to the decrease in sales of safety products for powered parking gates. The Company’s sales to date have been limited. We had a gross profit of $14,180 for the six months ended June 30, 2002 and $45,914 for the six months ended June 30, 2003. The lower gross margin for the six months ended 2002 is attributable to decreased volume and higher cost materials.

Research and Development Expenses — During the six months ended June 30, 2002 and 2003, research and development expenses totaled $390,460 and $244,554, respectively. The decrease of $145,906 was due principally to the reduction in materials purchased and due to employee layoffs, all offset in part by increased facility costs.

Selling, General and Administrative Expenses — During the six months ended June 30, 2002 and 2003, selling, general and administrative expenses totaled $1,305,433 and $1,570,922, respectively. The increase of $265,489 was attributable principally to the following categories: Increases were due to patent amortization as a result of the patent acquisition at the end of February 2002; expanded office space and related expenses, and regulatory compliance reporting costs; insurance expense attributable principally to Directors and Officers coverage; officer’s salary rate increase and depreciation expense as a result of furniture and equipment additions. Decreases were due to wages and related payroll taxes as a result of employee layoffs; reductions in advertising and marketing, as the Company attended only one tradeshow; and reductions in professional consulting fees.

Interest Expense — Net — During the six months ended June 30, 2002 and June 30, 2003 net interest expense totaled $48,778 and $229,853 respectively. The increase was due principally to additional interest expense in connection with the amortization of original issue discounts on certain notes payable and the RMI acquisition notes payable and other borrowings.

Critical Accounting Estimates

Patents — The recorded cost of the patent is based on the fair value of consideration paid for it. The ultimate consideration was originally based on a valuation performed by a third party and approved by those Board Members with no affiliation with the seller. The patent costs are amortized over the remaining life of the patent at the date of its acquisition. The fair value of the patent is reviewed for recoverability whenever events or changes in circumstances indicate that its recorded value may not be recoverable. No impairment has been recognized through June 30, 2003.

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

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

The information in this section of the 10Q-SB/A for the period ended March 31, 2003 filed June 27, 2003 is incorporated herein by reference.

Item 2. Changes in Securities

The Company issued the following shares of common stock and options during the period of this report.

Pursuant to an Agreement of Merger and Plan of Reorganization by and among the Company, SmartGate/RadioMetrix Acquisition Corp. and Radio Metrix Inc. of February 25, 2002 (“Merger”), certain consideration was paid at closing, and upon the satisfaction of certain performance criteria, additional “earn-out” consideration was required to be paid which included a $4,500,000 Convertible Promissory Note and the issuance of 4,875,000 shares. In order to eliminate the uncertainty of the potential earn-out cost and because of the Company’s view of the current status of marketing opportunities, the Company, in April 2003, entered into an amendment to the Merger Agreement to reduce the potential earn-out consideration to be paid by eliminating all such earn-out consideration in exchange for the one-time issuance of 3,250,000 shares being issued under the Merger. There were no underwriters involved in the issuance. As the issuance of the shares to the five RadioMetrix shareholders, pursuant to the Merger represented a transaction by an issuer (i.e. — the Company) not involving any public offering, the shares were issued pursuant to the private offering exemption set forth in Section 4(2) of the Securities Act of 1933 ("Act").

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

In April 2003, the Company entered into an agreement with a non-affiliated party. Under this Agreement, the party purchased 50,000 shares of the Company’s authorized but unissued common stock at $3.00 per share. There were no underwriters involved in the sale. The sale was made pursuant to an exemption from registration provided by Regulation S under the Act.

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

In May 2003, the Company granted, pursuant to its 2003 Plan, an option to purchase 80,000 shares to Joseph Movizzo, a director of the Company. The exercise price is $3.00 per share. The option vests at the rate of 5,000 shares per quarter. The term of the option is seven years. There were no underwriters involved in the issuance. As the issuance represented a transaction by an issuer (i.e. — the Company) not involving any public offering, the option was issued pursuant to the private offering exemption set forth in Section 4(2) of the Act.

In May 2003, we entered into an Equity Line of Credit (“ELC”) with BarBell Group Inc. (“BarBell”). As part of this ELC we borrowed $250,000 from BarBell. Further, as part of this ELC, we granted a warrant to BarBell to purchase 75,000 shares of our common stock with an exercise price of $2.76 per share (“Warrant”). 25,000 shares are vested under this Warrant and the balance of the shares will vest based upon performance under the ELC as follows: 25,000 shares will vest once the Company receives $500,000 under the ELC and 25,000 shares will vest once the Company has received an aggregate of $1,000,000 in financing under the ELC. Additionally, as part of the establishment of the ELC, the Company issued 4,000 shares of its common stock to Capstone Partners LC and 2,000 shares to Crescent Fund Inc. in payment of a Finders Fee for introducing the Company to BarBell. There were no underwriters involved in the issuances of the Warrant and the Finders Fee shares. As the issuance of the Warrant and the Finders Fee shares represented a transaction by an issuer (i.e. - the Company) not involving any public offering, these issuances were made pursuant to the private offering exemption set forth in Section 4(2) of the Act. On July 7, 2003 the Company’s Registration Statement #333-106439 relating to the foregoing ELC transaction and the shares described above became effective. To date, the Company has issued 135,022 shares of its common stock to BarBell under the Registration Statement. These shares were issued in satisfaction of the $250,000 borrowing which was established in May 2003 as part of the ELC. The proceeds of the borrowing were used to fund current operations of the Company. On July 21, 2003, BarBell advanced to the Company $100,000 which was used by the Company to fund its current operations. BarBell is required to convert the advance into the purchase of stock under the ELC within 30 days of the date of the advance. The Registration Statement covers the sales of shares by the selling stockholders which includes: shares purchased or which may be purchased by BarBell under the ELC; shares which may be purchased by BarBell under the Warrant; and the shares issued to the two finders. The Company will not receive any proceeds from the sale of shares by the selling stockholders. The Company will however, receive proceeds from any future issuance of its shares under the ELC and under the Warrant. In such event the Company intends to use such proceeds to fund its on-going operations. In the Registration Statement the Company estimated its expenses incurred in connection with the Registration Statement as follows: Securities and Exchange Commission Registration fee - $126.08; printing and engraving expenses - $4,000; accounting fees and expenses - $30,000. These expenses are in addition to the Finders Fee of $17,500 in cash and the 6,000 shares of common stock (described above) which have been paid by the Company. Additionally, the Company is obligated to pay a continuing Finders Fee equal to 13% of gross proceeds received by the Company under the ELC.

In June and July 2003, the Company agreed to sell 350,500 Units at $2.00 per Unit, each Unit consisting of one share of the Company’s common stock and: one warrant to purchase one share of common stock at an exercise price of $2.00 per share; one warrant to purchase one share of common stock at an exercise price of $3.00 per share; and one warrant to purchase one share of common stock at an exercise price of $4.00 per share. The warrants are exercisable until June 30, 2005. The sales were made pursuant to an exemption from registration provided by Regulation S under the Act. Sales were limited to non-U.S. investors and there are no underwriters involved in the sale. The shares were sold to four purchasers who are suitable and sophisticated non-U.S. residents. The Company has agreed to register the shares purchased as part of the Units and the shares which are issuable under the warrants contained in the Units, and accordingly, the Company intends to file a Registration Statement in connection therewith.

In addition to the $2.00 Units described in the paragraph above, the Company, in July 3003, agreed to issue the finder, G.M. Capital Partners, Ltd., an additional 45,500 of the $2.00 Units as a finder’s fee. Of the Units described in the paragraph above, G.M. Capital Partners, Ltd. was purchaser of 50,500 Units. The issuance of the Units was made pursuant to an exemption from registration provided by Regulation S under the Act and there are no underwritters invovled in the issuance The Company has agreed to register the shares issued as part of the Units and the shares which are issuable under the warrants contained in the Units, and accordingly, the Company intends to file a Registration Statement in connection therewith.

In July 2003, the Company issued 14,285 shares of its authorized but unissued common stock to Crescent Fund, Inc., pursuant to a Consulting Agreement. There were no underwriters involved in the issuance. As the issuance represented a transaction by an issuer (i.e. — the Company) not involving any public offering, the shares were issued pursuant to the private offering exemption set forth in Section 4(2) of the Act.

In July 2003, we engaged Source Capital Group, Inc., which is registered as a securities broker dealer, as Invisa’s non-exclusive financial advisor primarily to assist Invisa in raising additional capital. Invisa issued 5,000 shares of common stock to Source Capital Group, Inc. as a retainer. There were no underwriters involved in the issuance. As the issuance represented a transaction by an issuer (i.e. — the Company) not involving any public offering, the shares were issued pursuant to the private offering exemption set forth in Section 4(2) of the Act. The Company has agreed to register the shares issued to Source Capital Group, Inc., and accordingly, the Company intends to file a Registration Statement in connection therewith.

Also in July 2003, we entered into a Consultant Agreement with National Financial Consulting Corporation, also referred to as OTC Financial Network, a Massachusetts corporation, to assist us in public relations and shareholder communications. Under this Consulting Agreement, Invisa granted National Financial Consulting Corp. options to purchase: 25,000 shares of Invisa common stock at $3.00 per share, which is vested, 25,000 shares of Invisa common stock at $3.50 per share which vests on September 9, 2003, 25,000 shares of Invisa common stock at $4.00 per share, which vests on October 9, 2003, and 25,000 shares of Invisa common stock at $4.50 per share, which vests on November 9, 2003. The options may be exercised for a period of three years following the termination of the Agreement. The Agreement has a six-month term which may be extended for an additional three months if such extension is approved by the Company. The Agreement may be terminated by either party upon 15 days’ notice. There were no underwriters involved in the issuance. As the issuance represented a transaction by an issuer (i.e. — the Company) not involving any public offering, the shares were issued pursuant to the private offering exemption set forth in Section 4(2) of the Act. The Company has agreed to register the shares issuable under the warrants, and accordingly, the Company intends to file a Registration Statement in connection therewith.

In July 2003, the Company agreed to issue to Hawk Associates, Inc., the Company’s domestic investor relations representative, 37,000 shares of common stock in payment of $67,000 cash fees which had accrued under the Company’s agreement with Hawk Associates, Inc. pursuant to which Hawk Associates, Inc. provides domestic investor relations services. There were no underwriters involved in the issuance. As the issuance represented a transaction by an issuer (i.e. — the Company) not involving any public offering, the shares were issued pursuant to the private offering exemption set forth in Section 4(2) of the Act. The Company has agreed to register the 37,000 shares, and accordingly, the Company intends to file a Registration Statement in connection therewith.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

•	Previously filed on June 23, 2003 with Invisa’s Form 10-KSB for the fiscal year ended 12/31/02 and are incorporated by reference:

••	Filed herewith

Index Number	Description

*2.1	Agreement of Merger and Plan of Reorganization dated 2/25/02 by and among SmartGate Inc., SmartGate/RadioMetrix Acquisition Corp. and Radio Metrix Inc., Letter of Clarification, and Amendment dated as of April 24, 2003
*3(i)	Articles of Incorporation, as amended

*3(ii)	Bylaws of the Company

*4.1	Specimen of Invisa, Inc. Common Stock Certificate

*10.1	Indemnity Agreement by and among the Company and Stephen A. Michael, Spencer Charles Duffey Irrevocable Trust u/a/d July 29, 1998, Elizabeth Rosemary Duffey Irrevocable Trust u/a/d July 29, 1998, Robert T. Roth, William W. Dolan dated as of February 25, 2002

*10.2	Form of Promissory Notes to Stephen A. Michael, Spencer Charles Duffey Irrevocable Trust Under Agreement Dated 7/29/98, Elizabeth Rosemary Duffey Irrevocable Trust Under Agreement Dated 7/29/98, Robert T. Roth, and William W. Dolan — February 25, 2002

*10.3	Form of Promissory Notes to Stephen A. Michael, Spencer Charles Duffey Irrevocable Trust Under Agreement Dated 7/29/98, Elizabeth Rosemary Duffey Irrevocable Trust Under Agreement Dated 7/29/98, Robert T. Roth, and William W. Dolan — February 25, 2002

*10.4	Consulting Agreement with Hawk Associates, Inc. dated January 16, 2002

*10.5	Contribution Agreement dated 2/9/00 between SmartGate Inc. and SmartGate, L.C.

*10.6	Promissory Note from Stephen A. Michael to the Company — October 15, 2001

*10.7	Promissory Note from Samuel S. Duffey to the Company — October 15, 2001

*10.8	Distribution Agreement with H.S. Jackson & Son (Fencing) Limited — August 23, 2001, and April 10, 2002 and March 31, 2003 Amendments thereto

*10.9	Employment Agreement with Stephen A. Michael

*10.10	Employment Agreement with Samuel S. Duffey

*10.12	Employment Agreement with Edmund C. King

*10.13	Employment Agreement with William W. Dolan

*10.14	Employment Agreement with Carl Parks

*10.15	Employment Agreement with Bob Fergusson

*10.16	Office Lease with DTS Commercial Interiors, Inc.

*10.17	Office Lease with 4396 Independence Court, Inc.

*10.18	Quarterly Revenue Based Payment Agreement by and among the Company and Stephen A. Michael, Spencer Charles Duffey Irrevocable Trust u/a/d July 29, 1998, Elizabeth Rosemary Duffey Irrevocable Trust u/a/d July 29, 1998, Robert T. Roth, William W. Dolan dated as of February 25, 2002; and Amendment dated as of April 24, 2003

*10.19	Net Profit Royalty Letter Agreement between Radio Metrix Inc. and Pete Lefferson dated September 23, 1993 as amended by Letter Agreement dated December 1, 1994 (“Lefferson Royalty Agreement”)

*10.20	Agreement between Radio Metrix Inc. and Carl Burnett dated October 13, 1996 (“Burnett Agreement”)

*10.21	The Agreement between Radio Metrix Inc. and Namaqua Limited Partnership (“Namaqua”) dated December 13, 1993 (“Namaqua Agreement”), and related Security Agreement (“Namaqua Security Agreement”)

*10.22	Agreement between Radio Metrix Inc. and Robert Wilson dated March 18, 1992 (“Wilson Agreement”)

*10.23	Closing Agreement between Radio Metrix Inc., SDR Metro Inc. and Brent Simon dated January 8, 2002

*10.24	Promissory Note to SDR Metro Inc. dated January 8, 2002

*10.25	Security Agreement between Radio Metrix Inc. and SDR Metro Inc. dated January 8, 2002

*10.26	Remedy upon Default Agreement between Radio Metrix Inc. and SDR Metro Inc. dated January 8, 2002

*10.27	Consulting Agreement Memo re: Brent Simon dated August 28, 2000

*10.28	Original Equipment and Independent Distribution License Agreement between the Company and Rytec Corporation

*10.29	Disbursement Request and Authorization, Promissory Note, and Business Loan Agreement with Regions Bank — July 15, 2002

*10.30	Promissory Note, Security Agreement, and Escrow Agreement — Re: Daimler Capital Partners, Ltd. — loan and stock options; Stock Option Agreement with Daimler Capital Partners, Ltd. — October 28, 2002; Stock Option Agreement with Daimler Capital Partners, Ltd. — February 28, 2003

*10.31	Stock Option Agreement with H.R. Williams Family Limited Partnership — February 9, 2000 and Amendment thereto

*10.32	SmartGate, Inc. 2000 Employee, Director, Consultant and Advisor Stock Compensation Plan (“Plan 2000”)

*10.33	Form of Plan 2000 Option Agreement with Stephen A. Michael — July 26, 2000 (including form of Letter of Investment Intent for Stephen A. Michael, Robert Knight, Edmund C. King, and Duffey & Dolan, P.A.)

*10.34	Form of Plan 2000 Option Agreement with Robert Knight and Edmund C. King — July 26, 2000

*10.35	Form of Plan 2000 Option Agreement with Duffey & Dolan, P.A. — July 26, 2000

*10.36	Form of Plan 2000 Option Agreements with employees/consultants — July 26, 2000 and December 20, 2000 (including form of Letters of Investment Intent) for these and the May 17, 2001, June 28, 2001, and August 6, 2001 Plan 2000 Option Agreements listed below

*10.37	Form of Plan 2000 Option Agreement with John E. Scates — May 17, 2001

*10.38	Form of Plan 2000 Option Agreement with Linda L. Kauffman — June 28, 2001

*10.39	Form of Plan 2000 Option Agreement with Carl Parks — August 6, 2001

*10.40	SmartGate Inc. 2002 Incentive Plan (“Plan 2002”)

*10.41	Form of Plan 2002 Option Agreements with Stephen A. Michael, Samuel S. Duffey and William W. Dolan — January 22, 2002 (including form of Letters of Investment Intent for all Plan 2002 Option Agreements)

*10.42	Form of Plan 2002 Option Agreements with Robert Knight and Edmund C. King — January 22, 2002

*10.43	Form of Plan 2002 Option Agreements with employees — January 22, 2002

*10.44	Form of Promissory Note and Security Agreement re: Stephen A. Michael, Edmund C. King, Scott Tannehill, Barbara Baker, Nicole A. Longridge and Edward A. Berstling Option to Exercise/Stock Purchase (also form of Security Agreement per Exhibit 10.46)

*10.45	Form of Modification Agreement re: Edmund C. King, Scott Tannehill, Barbara J. Baker, and Nicole A. Longridge Promissory Notes re: Option Exercise/Stock Purchase

*10.46	Form of Replacement Promissory Note, Assignment and Security Agreement re: Grace Duffey Irrevocable Trust u/a/d 1/26/00 and Debra Finehout Option to Exercise/Stock Purchase (for form of Security Agreement, see Exhibit 10.44 above).

*10.47	Registration Rights Agreement by and among the Company and Stephen A. Michael, Spencer Charles Duffey Irrevocable Trust u/a/d July 29, 1998, Elizabeth Rosemary Duffey Irrevocable Trust u/a/d July 29, 1998, Robert T. Roth, William W. Dolan dated as of February 25, 2002

*10.48	Voluntary Resale Restriction Agreement with Robert T. Roth — November 19, 2001

*10.49	Stock Option Agreement with Hawk Associates, Inc. — January 16, 2002

*10.50	Amended and Restated Stock Option Agreement with G.M. Capital Partners Limited L.P. — November 8, 2002

*10.51	Form of Plan 2002 Option Agreement with Gregory Newell — June 13, 2002

*10.52	Form of Plan 2002 Option Agreement with John E. Scates — June 27, 2002

*10.53	Delbrueck Bank Warrant #1

*10.54	Delbrueck Bank Warrant #2

*10.55	Form of Plan 2000 Option Agreement with Nicole A. Longridge

*10.56	Form of Plan 2000 Option Agreement with Duane Cameron

*10.57	Invisa, Inc. 2003 Incentive Plan

*10.58	Form of Plan 2003 Option Agreement with Joseph F. Movizzo — May 13, 2003 (including form of Letter of Investment Intent)

*10.59	Consulting Agreement — March 2003 between Crescent Fund, Inc. and the Company

*10.60	Agreement dated as of April 24, 2003 between Alan A. Feldman and the Company

*10.61	Financing Agreement dated as of May 9, 2003 between BarBell Group, Inc. and the Company

*10.62	Series 2003A 7% Convertible Note Due June 9, 2004, dated May 9, 2003 from the Company to BarBell Group, Inc.

*10.63	Investment Agreement dated as of May 9, 2003 between BarBell Group, Inc. and the Company

*10.64	Warrant to Purchase Shares of Common Stock dated as of May 9, 2003, issued by the Company to BarBell Group, Inc.

*10.65	Registration Rights Agreement dated as of May 9, 2003 between the Company and BarBell Group, Inc.

*10.66	Broker-Dealer Placement Agent Selling Agreement — May 2003 between Capstone Partners LC and the Company

**10.67	Amended and Restated Regulation S Subscription Agreement — July 22, 2003 executed by Mandarin Management Services, Ltd. - subscribing for 125,000 units

**10.68	Amended and Restated Regulation S Subscription Agreement — July 22, 2003 executed by Nautilus Technologies, Ltd. - subscribing for 125,000 units

**10.69	Amended and Restated Regulation S Subscription Agreement — July 22, 2003 executed by GM Capital Partners, Ltd. subscribing for 50,500 units.

**10.70	Amended and Restated Regulation S Subscription Agreement — July 22, 2003 executed by Kallur Enterprises, Ltd. - subscribing for 50,000 units.

**10.71	Publicity Agreement — July 2003 between Capital Financial Media, Inc. and the Company

**10.72	Consulting Agreement — July 2003 between National Financial Communications Corp. and the Company

**10.73	Agreement — July 2003 between Brooks Houghton & Company, Inc. and the Company

**10.74	Non-Exclusive Financial Advisor Agreement — July 2003 between Source Capital Group, Inc. and the Company

**10.75	Consulting Agreement — July, 2003 between Patrick W.H. Garrard d/b/a The Garrard Group of West Redding, CT and the Company

**10.76	Investment Agreement Modification I dated as of July 21, 2003 by and among Invisa, Inc. and BarBell Group, Inc.

**10.77	Joint Development Agreement — July 2003 between Dominator International LTD and SmartGate, L.C.

*14	Code of Business Conduct and Ethics and Compliance Program

*21	Subsidiaries of Registrant

**32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002(***)

**32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002(***)

***	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

     (b)  Reports on Form 8-K

     The Company has not filed any 8-K Reports.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVISA, INC.

Date: August 1, 2003	By: /s/ Stephen A. Michael

Stephen A. Michael President

Date: August 1, 2003	By: /s/ Edmund C. King

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

Date: August 1, 2003

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

4.     The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules13a-14 and 15d-14) for the registrant and have:

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

Date: August 1, 2003

/s/ Edmund C. King

Edmund C. King
Chief Financial Officer