Form 10-Q/A
period 2003-09-30
INVISA INC
filed 2003-11-14
CIK 1172706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549



FORM 12b-25


NOTIFICATION OF LATE FILING	SEC. FILE NUMBER
000-50081
Check One): [ ] Form 10-K and Form 10-KSB   [ ] Form 20-F
[ ] Form 11-K   [ X ] Form 10-Q and Form 10-QSB [  ]
Form N-SAR	CUSIP NUMBER
		891063109
	For Period Ended: September 30, 2003
	[  ]  Transition Report on Form 10-K
	[  ] Transition Report on Form 20-F
	[  ] Transition Report on Form 11-K
	[  ] Transition Report on Form 10-Q
	[  ] Transition Report on Form N-SAR
	For the Transition Period Ended:
Nothing in this form shall be construed to imply that the Commission has verified any information contained herein. If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

PART I - REGISTRANT INFORMATION

Invisa, Inc.
Full Name of Registrant

Not applicable
Former Name if Applicable

4400 Independence Court
Address of Principal Executive Office
(Street and Number)

Sarasota, FL  34234
City, State and Zip Code

PART 11 - RULES 12b-25(b) AND (c)
If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed.
(Check box if appropriate).

[X]	(a)		The reasons described in reasonable
			detail in Part III of this form could
			not be eliminated without unreasonable
			effort or expense;
[X]	(b)		The subject annual report, semi-annual
			report, transition report on Form 10-K,
			Form 10-KSB, Form 20-F, 11-K or Form
			N-SAR, or portion thereof, will be filed
			on or before the fifteenth calendar day
			following the prescribed due date; or the
			subject quarterly report of transition report
			on Form 10-Q, or portion thereof will be filed
			on or before the fifth calendar day following
			the prescribed due date; and
[    ]	(c)		The accountant's statement or other exhibit
			required by Rule 12b-25(c) has been attached if applicable.

PART III - NARRATIVE
State below in reasonable detail the reasons why Forms
10-K and 10-KSB, 20-F, 11-K, 10-Q, N-SAR, or the transition report on portion thereof, could not be filed within the prescribed time period.
The Registrant is unable to file, without unreasonable effort and expense, its Form 10-QSB Quarterly Report for the period ended September 30, 2003 because its unaudited financial statements for that period have not been completed and as a result, the Registrant's auditors have not yet had an opportunity to complete their review of the unaudited financial statements. It is anticipated that the Form 10-QSB Quarterly Report, along with the unaudited financial statements, will be filed on or before the 5th calendar day following the prescribed due date of the Registrant's Form 10-QSB.
PART IV - OTHER INFORMATION

(1)
	Name and telephone number of person to contact in regard to this notification
William W. Dolan
(Name)

(941) 954-4536
(Area Code and Telephone Number)


(2)
Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section
30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s).


[X] Yes  [ ]

(3)
Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?


[  ] Yes  [X] No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made



Invisa, Inc.
(Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  November 14, 2003

By:   /s/ William Dolan
William W. Dolan
Secretarly

INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature.
If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.