Form 10QSB
period 2003-09-30
INVISA INC
filed 2003-11-19
CIK 1172706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Yes [X] or No [   ]

The Issuer had 17,647,415 shares of common stock issued and outstanding as of September 30, 2003.

Invisa, Inc.

Form 10-QSB

Index

		Page
Part I. Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets	1
	Consolidated Statements of Operations	2
	Consolidated Statement of Stockholders’ Equity	3
	Consolidated Statements of Cash Flows	4-5
	Notes to Consolidated Financial Statements (unaudited)	6-11
Item 2.	Management’s Discussion and Analysis or Plan of Operation	12-16
Item 3.	Controls and Procedures	16-17
Part II. Other Information
Item 1.	Legal Proceedings	17
Item 2.	Changes in Securities	17-20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits and Reports on Form 8-K	20-22
Signatures		22
Certifications		23-26

PART I — FINANCIAL INFORMATION

Item 1 Financial Statements

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$98,410	$11,622
Accounts receivable	73,180	44,616
Inventories	296,608	272,241
Refundable deposits, prepaid expenses and deferred charges	69,190	68,599

Total current assets	537,388	397,078
Note receivable — related parties	160,898	155,398
Furniture, fixtures and equipment, net	121,647	94,833
Patent, net	3,641,375	12,577,198
Other assets	5,008	—

Total assets	$4,466,316	$13,224,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$294,082	$422,615
Accrued expenses	85,089	177,812
Line of credit	123,402	149,402
Notes payable	116,367	900,000
Due to related party	6,121	4,096
Due to shareholders and officers	747,716	1,286,549

Total current liabilities	1,372,777	2,940,474
Notes payable to related parties	1,300,000	1,300,000
Notes payable	600,000	—
Deferred revenue	300,000	300,000
Redeemable common stock	—	—
Stockholders’ equity
Preferred stock, 5,000,000 shares authorized ($.001 par value) no shares issued	—	—
Common stock; 95,000,000 shares authorized ($.001 par value), 12,990,488 and 17,647,415 shares issued and outstanding, respectively	12,990	17,647
Additional paid-in capital	11,006,664	23,517,944
Stock subscriptions receivable	(1,162,300)	(1,206,625)
Deferred offering costs	—	(874,566)
Deficit accumulated during the development stage	(8,963,815)	(12,770,367)

Total stockholders’ equity	893,539	8,684,033

Total liabilities and stockholders’ equity	$4,466,316	$13,224,507

The accompanying notes are an integral part of these consolidated statements.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					February 12,
					1997 (Date of
					inception)
	Three Months Ended		Nine Month Ended		Through
	September 30,		September 30,		September 30,

	2002	2003	2002	2003	2003

Net sales	$55,538	$53,637	$170,201	$153,634	$701,537
Cost of goods sold	18,370	36,478	118,853	90,561	433,303

Gross profit	37,168	17,159	51,348	63,073	268,234
Research and development costs	135,821	120,812	526,281	365,366	2,631,510
Selling, general and administrative expenses	876,332	1,407,099	2,181,765	2,978,021	9,652,977

Loss from operations	(974,985)	(1,510,752)	(2,656,698)	(3,280,314)	(12,016,253)
Interest expense, net	34,542	296,385	83,320	526,238	754,114

Loss before income tax	(1,009,527)	(1,807,137)	(2,740,018)	(3,806,552)	(12,770,367)
Income tax	—	—	—	—	—

Net loss	$(1,009,527)	$(1,807,137)	$(2,740,018)	$(3,806,552)	$(12,770,367)

Net loss per common share:
Basic and diluted	$(.08)	$(.10)	$(.22)	$(.25)

Weighted average common stock shares outstanding
Basic and diluted	12,869,345	17,362,372	12,705,315	15,405,437

The accompanying notes are an integral part of these consolidated statements.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	COMMON STOCK
			Additional	Stock
			Paid-In	Subscriptions
	SHARES	Amount	Capital	Receivable

FEBRUARY 12, 1997 (INCEPTION)	—	$—	$—	$—
Issuance of common stock to founders	6,105,128	5,980	(5,980)	—
Net loss	—	—	—	—

BALANCE AT MARCH 31, 1998	6,105,128	5,980	(5,980)	—
Issuance of common stock for cash	690,759	691	233,199	—
Net loss	—	—	—	—

BALANCE AT MARCH 31, 1999	6,795,887	6,671	227,219	—
Common stock issuable for rent	125,079	125	64,743	—
Exercise of stock options	924,214	924	984,076	(985,000)
Issuance of common stock related to reorganization	2,009,000	2,009	227,991	—
Issuance of common stock for cash	681,380	681	1,102,878	—
Net loss	—	—	—	—

BALANCE AT MARCH 31, 2000	10,535,560	10,410	2,606,907	(985,000)
Common stock issuable for rent	39,720	165	23,341	—
Interest accrued on notes related to stock subscription receivable	—	—	59,100	(59,100)
Issuance of common stock for cash	238,000	238	657,075	—
Issuance of common stock options for services	—	—	248,102	—
Net loss	—	—	—	—

BALANCE AT DECEMBER 31, 2000	10,813,280	10,813	3,594,525	(1,044,100)
Issuance of common stock for cash	1,057,300	1,057	3,280,504	—
Interest accrued on notes related to stock subscription receivable	—	—	59,100	(59,100)
Issuance of common stock for services	95,000	95	332,450	—
Issuance of common stock options for services	—	—	243,235	—
Net loss	—	—	—	—

BALANCE AT DECEMBER 31, 2001	11,965,580	11,965	7,509,814	(1,103,200)
Issuance of common stock and units for cash	589,908	590	1,746,429	—
Issuance of common stock related to Radio Metrix merger	435,000	435	1,522,065	—
Interest accrued on notes related to stock subscription receivable	—	—	59,100	(59,100)
Issuance of common stock options for services	—	—	25,256	—
Original issue discount	—	—	144,000	—
Net loss	—	—	—	—

BALANCE AT DECEMBER 31, 2002	12,990,488	12,990	11,006,664	(1,162,300)
Issuance of common stock for cash	579,836	580	1,145,607	—
Offering costs	500,000	500	874,066	—
Conversion of note payable	135,022	135	249,865	—
Original issue discount on notes payable	—	—	201,518	—
Issuance of common stock for services	186,069	186	210,155	—
Other	6,000	6	38,994	—
Issuance of common stock related to Radio Metrix merger	3,250,000	3,250	9,746,750	—
Interest accrued on notes related to stock subscriptions receivable	—	—	44,325	(44,325)
Net loss	—	—	—	—

BALANCE AT SEPTEMBER 30, 2003	17,647,415	$17,647	$23,517,944	$(1,206,625)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Deficit
		Accumulated
	Deferred	During the
	Offering	Development
	Costs	Stage	Total

FEBRUARY 12, 1997 (INCEPTION)	$—	$—	$—
Issuance of common stock to founders	—	—	—
Net loss	—	(351,207)	(351,207)

BALANCE AT MARCH 31, 1998	—	(351,207)	(351,207)
Issuance of common stock for cash	—	—	233,890
Net loss	—	(249,612)	(249,612)

BALANCE AT MARCH 31, 1999	—	(600,819)	(366,929)
Common stock issuable for rent	—	—	64,868
Exercise of stock options	—	—	—
Issuance of common stock related to reorganization	—	—	230,000
Issuance of common stock for cash	—	—	1,103,559
Net loss	—	(792,932)	(792,932)

BALANCE AT MARCH 31, 2000	—	(1,393,751)	238,566
Common stock issuable for rent	—	—	23,506
Interest accrued on notes related to stock subscription receivable	—	—	—
Issuance of common stock for cash	—	—	657,313
Issuance of common stock options for services	—	—	248,102
Net loss	—	(1,285,978)	(1,285,978)

BALANCE AT DECEMBER 31, 2000	—	(2,679,729)	(118,491)
Issuance of common stock for cash	—	—	3,281,561
Interest accrued on notes related to stock subscription receivable	—	—	—
Issuance of common stock for services	—	—	332,545
Issuance of common stock options for services	—	—	243,235
Net loss	—	(2,702,900)	(2,702,900)

BALANCE AT DECEMBER 31, 2001	—	(5,382,629)	1,035,950
Issuance of common stock and units for cash	—	—	1,747,019
Issuance of common stock related to Radio Metrix merger	—	—	1,522,500
Interest accrued on notes related to stock subscription receivable	—	—	—
Issuance of common stock options for services	—	—	25,256
Original issue discount	—	—	144,000
Net loss	—	(3,581,186)	(3,581,186)

BALANCE AT DECEMBER 31, 2002	—	(8,963,815)	893,539
Issuance of common stock for cash	—	—	1,146,187
Offering costs	(874,566)	—	—
Conversion of note payable	—	—	250,000
Original issue discount on notes payable	—	—	201,518
Issuance of common stock for services	—	—	210,341
Other	—	—	39,000
Issuance of common stock related to Radio Metrix merger	—	—	9,750,000
Interest accrued on notes related to stock subscriptions receivable	—	—	—
Net loss	—	(3,806,552)	(3,806,552)

BALANCE AT SEPTEMBER 30, 2003	$(874,566)	$(12,770,367)	$8,684,033

The accompanying notes are an integral part of this consolidated statement.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			February 12,
			1997 (Date of
			inception)
			Through
	Nine Months Ended September 30,		September 30,

	2002	2003	2003

Cash flows from operating activities:
Net loss	$(2,740,018)	$(3,806,552)	$(12,770,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	247,648	1,140,943	1,570,022
Common stock and options exchanged for services	—	249,340	1,186,727
Changes in operating assets and liabilities:
Accounts and notes receivable	(42,836)	28,564	(200,014)
Inventories	(193,176)	24,367	(272,241)
Refundable deposits and prepaid expenses	25,746	5,599	(68,599)
Note receivable — related party	—	5,500	—
Accounts payable, trade	264,998	128,533	422,615
Accrued expenses	(211,968)	92,723	127,812
Deferred revenue	300,000	—	300,000
Due to shareholders and officers	44,038	536,808	1,115,645

Net cash used in operating activities	(2,305,568)	(1,594,175)	(8,588,400)
Cash flows from investing activities:
Patent acquisition	(550,000)	—	(550,000)
Transaction costs in connection with RMI business combination	(121,475)	—	(121,475)
Purchases of furniture, fixtures and equipment	(80,453)	(6,382)	(185,491)

Net cash used in investing activities	(751,928)	(6,382)	(856,966)
Cash flows from financing activities:
Net change in line of credit	—	26,000	149,402
Proceeds from notes payable and redeemable common stock	—	341,582	908,000
Proceeds from sale of common stock, net	1,502,199	1,146,187	8,169,586
Cash received with combination transaction	—	—	230,000

Net cash provided by financing activities	1,502,199	1,513,769	9,456,988

Net increase (decrease) in cash	(1,555,297)	(86,788)	11,622
Cash at beginning of period	1,612,524	98,410	—

Cash at end of period	$57,227	$11,622	$11,622

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(UNAUDITED)

				February 12,
				1997 (Date of
				inception)
	Nine Months Ended September 30,			Through
				September 30,
	2002		2003	2003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest		$57,156	$43,071	$164,601

Notes payable incurred during the period:
In connection with merger transactions		$1,300,000	$—	$1,300,000

Notes payable canceled in connection with merger transaction		$337,489	$—	$337,489

Common stock issued representing common stock offering costs	$		$1,500,000	$1,500,000

Common stock issued in connection with merger transaction (3,685,000 shares)		$1,522,500	$9,750,000	$11,272,500

Due to employees assumed in connection with merger transaction		$175,000	$—	$175,000

Accrued expenses assumed in connection with merger transaction		$50,000	$—	$50,000

The accompanying notes are an integral part of these consolidated statements.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 10-02 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Invisa, Inc. for the year ended December 31, 2002. When used in these notes, the terms “Company”, “we,” “us” or “our” mean Invisa, Inc. and its subsidiaries. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

NOTE B — OPERATING MATTERS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2003 and since the date of inception, the Company has had a net loss of $3,806,552 and $12,770,367, respectively. As of September 30, 2003, the Company has not emerged from the development stage and has negative working capital of approximately $2,543,396. In view of these matters, recoverability of recorded property and equipment, intangible assets and other asset amounts shown in the accompanying financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company improving its overall level of profitability. Since inception, the Company has financed its operations principally from the sale of equity securities, as the Company has not generated significant revenues from the sale of its products. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

During the nine months ended September 30, 2003, the Company received net proceeds from debt and equity financing transactions totaling approximately $1,488,000. Previous offerings have been terminated and a commitment from a third party to purchase up to $1.2 million of common stock has not been fulfilled. However, management expects to raise sufficient capital from the current unit offering and future offerings to fund operations for 2003. Additionally, management is in licensing fee discussions with potential distributors of the Company’s future security products. While there can be no assurance that such sources will provide adequate funding for the Company’s operations, management believes that such sources will be available to the Company.

As a result of these conditions existing as of December 31, 2002, the Report of Independent Certified Public Accountants for the year ended December 31, 2002, indicated that there was substantial doubt regarding the Company’s ability to continue as a going concern.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE C — CRITICAL ACCOUNTING ESTIMATES

Patents — The recorded cost of the patent is based on the fair value of consideration paid for it. The total consideration is also supported by a valuation performed by a third party and approved by those Board Members with no affiliation with the seller. The patent costs are amortized over the remaining life of the patent at the date of its acquisition. The fair value of the patent is reviewed for recoverability whenever events or changes in circumstances indicate that its recorded value may not be recoverable. The Company has not achieved the level of development and marketability necessary to generate significant revenue. As a result, management has taken actions, including the hiring of a senior executive, to further evaluate and execute the Company’s business plan. In connection with this effort, management expects to re-assess its current and long-term financial forecasts during the fourth quarter of 2003. Management will consider any such information in its fourth quarter assessment of the patent valuation. No impairment has been recognized through September 30, 2003.

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

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In March 2003, the Company entered into a six-month consulting agreement with Crescent Fund, Inc. The agreement calls for Crescent to provide management-consulting, public relations and to act as an investment-banking liaison for the Company. The Company issued to Crescent 28,569 shares of restricted common stock over the term of the agreement.

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

Had compensation cost for the Company’s stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123, the Company’s net loss and net loss per common share would have been the pro forma amounts indicated below:

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Net loss as reported	$(1,009,527)	$(1,807,137)	$(2,740,018)	$(3,806,552)
Less: stock-based employee compensation cost under the fair value based method net of related tax effects	(118,878)	(74,805)	(340,612)	(315,047)

Pro forma net loss	$(1,128,405)	$(1,881,942)	$(3,080,630)	$(4,121,599)

Net loss per common share-basic and diluted
as reported	$(0.08)	$(0.10)	$(0.22)	$(0.25)

pro forma	$(0.09)	$(0.11)	$(0.24)	$(0.27)

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE F — LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Numerator:
Net loss	$(1,009,527)	$(1,807,137)	$(2,740,018)	$(3,806,552)

Denominator:
For basic loss per share — weighted average shares	12,869,345	17,362,372	12,705,315	15,405,437
Effect of dilutive securities — stock options for diluted loss per share	—	—	—	—

	12,869,345	17,362,372	12,705,315	15,405,437

Net loss per common share — basic and diluted	$(0.08)	$(0.10)	$(0.22)	$(0.25)

Options and warrants to purchase 3,421,129 and 5,181,929 shares of common stock as of September 30, 2002 and 2003 are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive.

NOTE G — FINANCING TRANSACTIONS

In April 2003, the Company entered into a twelve-month agreement with an investor, whereby the investor would provide the Company $1,200,000 in cash from May 2003 to April 2004, in monthly payments ranging from $50,000 to $150,000. The Company received $150,000 on May 1, 2003. In August 2003, this agreement was terminated, and the Company issued the investor 50,000 shares of common stock at $2.00 per share as part of this termination. The Company has no obligation to repurchase any shares issued to the investor as part of this agreement.

In April 2003, the Company approved the issuance of 500,000 shares of common stock to a third party. The shares were granted in recognition of past performance associated with common stock private placement offerings and in contemplation of continued involvement by this advisor in future fundraising activities. A total value of $1,500,000 was recognized as additional paid in capital associated with this issuance of common stock. Based on expected future proceeds from common stock offerings ($5 million), the Company recorded deferred offering costs of $937,000, as a reduction of stockholders’ equity, associated with these shares. As of September 30, 2003, the deferred offering cost balance was approximately $875,000 and is being amortized as a reduction to additional paid-in capital based on capital raised in respective periods. The Company recognized $625,000 as a reduction to additional paid in capital associated with current and prior financing activities. In August 2003, the Company reduced the exercise price from $3.50 per share to $2.00 per share for 500,000 options to purchase common stock granted to the third party. The revaluation of these options had no impact on the Company’s financial statements, as the options were granted in recognition of past performance associated with common stock private placement offerings.

In October 2002, the Company borrowed $200,000 from a non-affiliated party. All principal and interest were payable on February 28, 2003, subject to extension to April 28, 2003, upon the issuance of a four-year option to purchase an additional 50,000 shares at $1.00 per share, which was recorded as original issue discount in 2002. The extension option was issued and the loan was extended to April 2003. The maturity of the loan was extended further and, in May 2003, the loan was increased by $100,000. In October 2003, the Company issued 500,000 shares of common stock to Daimler Capital Partners, Ltd. (“Daimler”). These shares were collateralizing the note payable to Daimler and were issued in repayment of $200,000 of this note.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In May 2003, the Company issued 14,285 shares of its authorized but unissued common stock to Crescent Fund, Inc., pursuant to a Consulting Agreement. These shares were recorded at a fair value of $3.00 per share and included in selling, general and administrative expenses. In July 2003, the Company issued an additional 14,285 shares of its authorized but unissued common stock to Crescent Fund, Inc., pursuant to this Consulting Agreement. The Company may issue additional shares of its common stock to Crescent Fund, Inc. under this Consulting Agreement.

In May 2003, the Company entered into an Equity Line of Credit (“ELC”) agreement pursuant to which the Company borrowed $250,000. The borrowing was convertible into common stock at a 25% discount from the then prevailing market price. The Company had the right, but not the obligation, to sell additional registered shares under the Agreement at a 25% discount from the then prevailing market price to a maximum of $1,000,000, including the $250,000 amount if converted. The agreement required a minimum stock price of $2.50 per share and minimum trading volume requirements, both as defined in the agreement. Pursuant to the Agreement, the Company agreed to issue a Warrant to purchase 75,000 shares of the Company’s common stock at an exercise price of $2.76 per share, of which 25,000 shares are vested and the balance would vest only in the event the Company exercises its right to sell additional shares of registered stock under the Agreement. Related to the ELC, in July 2003 the Company issued 91,638 shares of common stock. In July 2003, the note payable was converted into 135,022 registered shares of its common stock. The Company recognized original issue discount of approximately $202,000 associated with the value of warrants and the contingent beneficial conversion feature of the notes payable. The Company also recognized deferred costs of approximately $66,000. The discount and loan costs were amortized over the term of the loan and were subsequently fully expensed in July 2003 upon the conversion into common stock.

In June and July 2003, the Company sold 350,500 Units at $2.00 per Unit, each Unit consisting of one share of the Company’s common stock and one warrant to purchase one additional share at an exercise price of $2.00 per share, one additional share at an exercise price of $3.00 per share, and one additional share at an exercise price of $4.00 per share. The warrants are exercisable until June 30, 2005. As payment of the placement fee, the Company issued the placement agent 45,500 of its $2.00 Units. The placement agent was also the purchaser of 50,500 of the $2.00 Units. In August 2003, the Company also granted an option to purchase 100,000 shares of common stock at an exercise price of $3.00 to the placement agent. The options were granted in recognition of the successful fund raising activities and are exercisable until August 2006.

In July 2003, the Company engaged Source Capital Group, Inc., as Invisa’s non-exclusive financial advisor primarily to assist Invisa in raising additional capital. Invisa issued 5,000 shares of common stock to Source Capital Group, Inc. as a retainer.

In July 2003, the Company entered into a Consultant Agreement with National Financial Communications Corporation, also referred to as OTC Financial Network, a Massachusetts corporation, to assist the Company in public relations and shareholder communications. Under this Consulting Agreement, Invisa granted National Financial Consulting Corporation options to purchase: 25,000 shares of Invisa common stock at $3.00 per share, which is vested, 25,000 shares of Invisa common stock at $3.50 per share which is vested, 25,000 shares of Invisa common stock at $4.00 per share, which vests on October 9, 2003, and 25,000 shares of Invisa common stock at $4.50 per share, which vests on November 9, 2003. The options may be exercised for a period of three years following the termination of the Agreement. The Agreement has a six-month term, which may be extended for an additional three months, if the Company approves such extension. Either party, upon 15 days’ notice, may terminate the Agreement.

In July 2003, the Company agreed to issue to Hawk Associates, Inc., the Company’s domestic investor relations representative, 37,000 shares of common stock in payment of $75,000 cash fees, which had accrued under the Company’s agreement with Hawk Associates, Inc.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In May 2003, the Company granted, pursuant to its 2003 Plan, options to purchase 80,000 shares to a director of the Company. The exercise price is $3.00 per share. The option vests at the rate of 5,000 shares per quarter.

In September 2003, the Company issued 20,000 shares of common stock to Fusion Capital Fund II, LLC (“Fusion”) as compensation for expected future capital raising activities.

NOTE H – SUBSEQUENT EVENTS

In October 2003, the Company adopted a non-qualified stock compensation plan (the “Plan”). The Plan provides for a maximum of 1,000,000 shares of common stock of the Company to be issued. On October 15, 2003, related to the Plan, the Company granted 1,000,000 options to purchase shares of common stock at the prevailing market price. The options will be fully vested at January 1, 2004 and are exercisable until October 15, 2013.

In October 2003, 275,000 shares of common stock at $2.00 per share were issued related to the exercise of common stock options.

In November 2003, the Company entered into a 38-month employment agreement with a new chief operating officer. The agreement provides for an annual salary of $195,000, and the Company will grant to the employee options to purchase 1,400,000 shares of the Company’s common stock. The options’ exercise price will approximate the prevailing market price of the common stock at the date of grant. A total of 233,340 options will vest at June 30, 2004, and the remaining options will vest in quarterly increments through December 31, 2006.

In November 2003, related to the ELC (see Note G), the Company issued 104,167 shares of common stock at a price of $2.40 per share.

In November 2003, the Company and two principal shareholders/officers entered into agreements to forgive and restructure certain notes payable, notes receivable, amounts due to the principal shareholders, and certain stock subscription receivable amounts. As of September 30, 2003, the principal shareholders will forgive approximately $1,100,000 in notes payable to related parties and $464,000 due to shareholders and officers. Additionally, approximately $147,000 in notes receivable-related parties and $750,000 in common stock subscription receivables and accrued interest due from the principal shareholders will be forgiven by the Company. The Company has agreed to pay certain tax liabilities incurred by the officers in connection with these agreements.

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

Liquidity and Capital Resources

As previously mentioned, since inception, we have financed our operations largely from the sale of common stock. From inception through September 30, 2003 we raised cash of $8,170,000 net of issuance costs, through private placements of common stock and redeemable common stock financings. At September 30, 2003 we had cash and cash equivalents totaling $11,622.

Since our inception through September 30, 2002, we have incurred approximately $2,631,510 of research and development expenses. These research and development costs were directed principally toward our InvisaShield™ technology and safety products. Management estimates that sixty (60%) percent was expended toward the development of our core presence sensing technology, twenty (20%) percent was expended in the miniaturization of our circuitry, fifteen (15%) percent was expended in the design and development of safety products, and five (5%) percent was expended in the design and development of additional products for the security sector of our business.

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

At December 31, 2002, we had a $150,000 bank line of credit, which was personally guaranteed by a shareholder, Mr. H.R. Williams. The line of credit required the payment of interest monthly at prime plus 1%, which was 5.75% on June 30, 2002. The line of credit was renewed on July 15, 2002 and matures on July 15, 2003. The current interest rate is prime plus 1%, which, at July 15, 2003, was 5.75%. The line of credit was renewed and matures on July 15, 2004 at the same interest rate. As a result of Mr. Williams’ guarantee of the line of credit, the Company agreed to extend the term of his existing option from 245 days to 365 days from either the first date upon which the line of credit is paid off, or the guarantee is released.

On October 28, 2002, we borrowed $200,000 from a non-affiliated party. The loan bears interest at 15% per annum, payable in advance. We issued a four-year Warrant, together with registration rights commencing after June 28, 2004 to purchase 200,000 shares of our common stock at an exercise price of $1.00 per share. We pledged 500,000 shares of our common stock as collateral for the loan, which will be returned to the Company upon loan repayment or delivered to the lender as full loan repayment in the event of default. Pursuant to the terms of the loan, the date for repayment of all principal and interest was extended from February 28, 2003 to April 28, 2003, and in connection with said extension, we issued the lender on February 28, 2003, a four-year option to purchase 50,000 shares of our common stock at an exercise price of $1.00 per share, with registration rights as described above. We borrowed an additional $100,000 from the non-affiliated party in 2003. The terms of this additional advance are currently being negotiated. The initial borrowing of $200,000 was subsequently paid in October 2003 by the issuance of 500,000 shares of common stock.

In April 2003, the Company entered into an agreement with a non-affiliated party. Under this Agreement, this third party purchased 50,000 shares of the Company’s authorized but unissued common stock at $3.00 per share. The Company had the right, but not the obligation, to sell additional shares under the Agreement up to a maximum of an additional $1,050,000 with such sales in monthly increments at a purchase price equal to 50% of the then current market price for the Company’s common stock, but not less than $3.00 per share. In August 2003 this Agreement was terminated in connection with which the Company issued 50,000 shares of stock.

In May 2003, the Company entered into an agreement with BarBell Group, Inc., a Panamanian corporation, pursuant to which the Company borrowed $250,000. A Registration Statement in connection with this Agreement went into effect on July 7, 2003. The borrowing was then converted into 135,022 shares of registered common stock issued in July 2003 which paid the loan. Under the Agreement, the Company has the right, subject to certain price and volume restrictions, but not the obligation, to sell additional registered shares at a 25% discount from the then prevailing market price to a maximum of $750,000. In July 2003 the Company received $100,000 in connection with the issuance of 91,638 additional registered shares. Also as part of the Agreement, the Company issued a Warrant to BarBell Group, Inc. to purchase 75,000 shares of the Company’s common stock at an exercise price of $2.76 per share, of which 25,000 shares are vested and 25,000 will vest on the date, and only if, the Company has received $500,000 in aggregate financing under an Investment Agreement with BarBell Group, Inc., and 25,000 will vest on the date that, and only if, the Company has received $1,000,000 in aggregate financing under the Investment Agreement. The shares that may be issued underlying the Warrant issued to Barbell Group, Inc. were registered pursuant to the Registration Statement that went into effect on July 7, 2003. In addition, the Company issued an aggregate of 6,000 shares to Crescent Fund, Inc. and Capstone Partners, LP, which served as co-finders in the BarBell Group, Inc. transaction. The shares issued to Capstone Partners, LP and Crescent Fund Inc. were registered pursuant to the Registration Statement that went into effect on July 7, 2003. In November, the Company received $217,500 net of finder’s fee in exchange for 104,167 shares of stock. Accordingly, under the Warrant, options for an additional 25,000 shares vested.

In November 2003, the Company and two principal shareholders/officers entered into agreements to forgive and restructure certain notes payable, notes receivable, amounts due to the principal shareholders, and certain stock subscription receivable amounts. As of September 30, 2003, approximately $1,100,000 in notes payable to related parties and $464,000 in due to shareholders and officers, due to the principal shareholders of the Company, will be forgiven by the principal shareholders. Additionally, approximately $147,000 in notes receivable-related parties and $750,000 in common stock subscription receivables due from the principal shareholders will be forgiven by the Company. The Company has agreed to pay certain tax liabilities incurred by certain officers/shareholders in connection with these agreements.

In addition, since September 30, 2003, the Company has issued 275,000 shares of its common stock as a result of the exercise by warrant holders of warrants with an exercise price of $2.00 per share.

We have incurred significant net losses and negative cash flows from operations since our inception. As of September 30, 2003 we had an accumulated deficit of $12,770,367 and a working capital deficit of $2,543,396.

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products, will increase significantly in the future.

In November 2002, we filed a listing application with the American Stock Exchange (“AMEX”). The application was withdrawn by the Company in September 2003 as it did not meet the listing criteria. The Company will consider refiling an application at such time when it meets the listing criteria.

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

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement addresses the accounting for certain financial instruments that, under previous guidance, could be accounted for as equity. SFAS 150 requires that those instruments be classified as liabilities in statement of financial position. In addition, SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of certain entities. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not fully evaluated the effect of adopting this standard. The adoption of this standard did not have an impact on the Company’s financial statements.

For the Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2003

Net Sales and Gross Profit — During the three months ended September 30, 2002 and 2003, net sales totaled $55,538 and $53,637, respectively. The decrease was due to fewer sales of safety products for powered parking gates. The Company’s sales to date have been limited. We had a gross profit for the three months ended September 30, 2002 and 2003 of $37,168 and $17,159, respectively.

Research and Development Expenses — During the three months ended September 30, 2002 and 2003, research and development expenses totaled $135,821 and $120,812, respectively. The decrease of $15,009 was due principally to the reduction in materials purchased and due to employee layoffs, all offset in part by increased facility costs.

Selling, General and Administrative Expenses — During the three months ended September 30, 2002 and 2003, selling, general and administrative expenses totaled $876,332 and $1,407,099, respectively. The increase of $530,767 was attributable principally to the following categories: Increases were due to patent amortization as a result of the patent acquisition at the end of February 2002; expanded office space and related expenses, increases in professional fees attributable to patents and investor relations, and regulatory compliance reporting costs; insurance expense attributable principally to Directors and Officers coverage; and officer’s salary rate increase. Decreases were due to wages and related payroll taxes as a result of employee layoffs; and decreases in advertising and marketing costs as the Company did not attend any tradeshows in the third quarter of 2003 and related travel and entertainment expenses.

Interest Expense — Net — During the three months ended September 30, 2002 and September 30, 2003 net interest expense totaled $34,542 and $296,385, respectively. The increase was due principally to additional interest expense in connection with amortization of original issue discounts on certain notes payable and the RMI acquisition notes payable.

For the Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2003

Net Sales and Gross Profit — During the nine months ended September 30, 2002 and 2003, net sales totaled $170,201 and $153,634, respectively. The decrease was due to the decrease in sales of safety products for powered parking gates. The Company’s sales to date have been limited. We had a gross profit of $51,348 for the nine months ended September 30, 2002 and $63,073 for the nine months ended September 30, 2003. The lower gross margin for the nine months ended 2002 is attributable to higher cost materials.

Research and Development Expenses — During the nine months ended September 30, 2002 and 2003, research and development expenses totaled $526,281 and $365,366, respectively. The decrease of $160,915 was due principally to the reduction in materials purchased and due to employee layoffs, all offset in part by increased facility costs.

Selling, General and Administrative Expenses — During the nine months ended September 30, 2002 and 2003, selling, general and administrative expenses totaled $2,181,765 and $2,978,021, respectively. The increase of $796,256 was attributable principally to the following categories: Increases were due to patent amortization as a result of the patent acquisition at the end of February 2002 and the increase in the value of the patents in April 2003; expanded office space and related expenses, increases in professional fees attributable to patents and investor relations, and regulatory compliance reporting costs; insurance expense attributable principally to Directors and Officers coverage; and officer’s salary rate increase. Decreases were due to wages and related payroll taxes as a result of employee layoffs; reductions in advertising and marketing, as the Company attended only one tradeshow, and related travel and entertainment expenses.

Interest Expense — Net — During the nine months ended September 30, 2002 and September 30, 2003 net interest expense totaled $83,320 and $526,238, respectively. The increase was due principally to additional interest expense in connection with the amortization of original issue discounts on certain notes payable and the RMI acquisition notes payable and other borrowings.

Critical Accounting Estimates

Patents — The recorded cost of the patent is based on the fair value of consideration paid for it. The patent costs are amortized over the remaining life of the patent at the date of its acquisition. The fair value of the patent is reviewed for recoverability whenever events or changes in circumstances indicate that its recorded value may not be recoverable. No impairment has been recognized through September 30, 2003. The Company has not achieved the level of development and marketability necessary to generate significant revenue. As a result, management has taken action, including the hiring of a senior executive, to further evaluate and execute the Company’s business plan. In connection with this effort, management expects to reassess its current and long-term financial forecast during the fourth quarter of 2003. Management will consider any such information in its assessment of its patent valuation.

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

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

On October 23, 2002, our wholly owned subsidiary, SmartGate, L.C. was named as a party to litigation commenced by Maria and Alfred Mangano. The case is in the Court of Common Pleas, Philadelphia County - July Term, 2002 - No. 1002 under the caption Maria and Alfred Mangano, Individually and as H/W vs. Trustees of the University of Pennsylvania, Parking Sales - Service Corp., Magnetic Automation Corp., Time and Parking Controls, Inc., and SmartGate, L.C. The litigation seeks damages arising from an alleged injury from a parking gate. The lawsuit alleges that the parking gate was equipped with a SmartGate® safety product and that SmartGate, L.C. was negligent, engaged in acts of product liability, sold a defective product, and/or breached warranties. The discovery phase of the case concluded at the end of October 2003, and the pre-trial stage has begun. The lawsuit is currently being defended under our products liability insurance policy, which provides $4,000,000 of coverage per occurrence and in the aggregate.

In September 2003, the Company received: a Notice of Claim from Crum & Forster referencing its insured, Fitz Inn Auto Parks, Inc., regarding a Janet Bernard; and a claim letter from legal counsel to Ms. Janet Bernard claiming personal injuries from an alleged incident on April 18, 2003 involving a parking gate in Boston, Massachusetts. The claim has been forwarded to our liability insurance carrier and is under investigation. Our products liability insurance policy provides $4,000,000 of coverage per occurrence and in the aggregate.

Other than as described above, the Company is not presently a party to any material litigation or to the knowledge of management, is any litigation threatened against the Company, which may materially affect the Company.

Item 2. Changes in Securities

The Company issued the following shares of common stock and options during the period of this report and subsequently.

In May 2003, we entered into an Equity Line of Credit (“ELC”) with BarBell Group Inc. (“BarBell”). As part of this ELC we borrowed $250,000 from BarBell. Further, as part of this ELC, we granted a warrant to BarBell to purchase 75,000 shares of our common stock with an exercise price of $2.76 per share (“Warrant”). 25,000 shares vested under this Warrant on issuance in May 2003 and the balance of the shares vest, based upon performance under the ELC, as follows: 25,000 shares will vest once the Company receives $500,000 under the ELC and 25,000 shares will vest once the Company has received an aggregate of $1,000,000 in financing under the ELC. Additionally, as part of the establishment of the ELC, the Company issued 4,000 shares of its common stock to Capstone Partners LC and 2,000 shares to Crescent Fund Inc. in payment of a Finders Fee for introducing the

Company to BarBell. There were no underwriters involved in the issuances of the Warrant and the Finders Fee shares. As the issuance of the Warrant and the Finders Fee shares represented a transaction by an issuer (i.e. — the Company) not involving any public offering, these issuances were made pursuant to the private offering exemption set forth in Section 4(2) of the Securities Act of 1933 as amended ("Act"). On July 7, 2003 the Company’s Registration Statement #333-106439 relating to the foregoing ELC transaction and the shares described above became effective. In July 2003, the Company issued 135,022 shares of its common stock to BarBell under the Registration Statement. These shares were issued in satisfaction of the $250,000 borrowing which was established in May 2003 as part of the ELC. The proceeds of the borrowing were used to fund current operations of the Company. Pursuant to an Investment Agreement Modification I between the Company and BarBell dated July 21, 2003 (“Modification Agreement”), BarBell advanced to the Company $100,000 for a stock purchase. 13% of the proceeds was paid to the finders. The proceeds were used by the Company to fund its current operations. Under the pricing formula of the Modification Agreement, Barbell was issued 91,638 shares at a per share price of $1.09. In November 2003, BarBell made a purchase of $250,000 in common stock, resulting in the issuance of 104,167 shares at a per share price of approximately $2.40. 13% of the proceeds was paid to the finders. The proceeds are being used by the Company to fund its current operations. As a result of this purchase, a total of 50,000 of the warrants are vested. The Registration Statement covers the sales of shares by the selling stockholders which includes: shares purchased or which may be purchased by BarBell under the ELC; shares which may be purchased by BarBell under the Warrant; and the shares issued to the two finders. The Company will not receive any proceeds from the sale of shares by the selling stockholders. The Company will however, receive proceeds from any future issuance of its shares under the ELC and under the Warrant. In such event the Company intends to use such proceeds to fund its on-going operations. The Company is obligated to pay a continuing Finders Fee equal to 13% of gross proceeds received by the Company under the ELC.

In June and July 2003, the Company agreed to sell 350,500 Units at $2.00 per Unit, each Unit consisting of one share of the Company’s common stock and: one warrant to purchase one share of common stock at an exercise price of $2.00 per share; one warrant to purchase one share of common stock at an exercise price of $3.00 per share; and one warrant to purchase one share of common stock at an exercise price of $4.00 per share (“$2.00 Units”). The warrants are exercisable until June 30, 2005. The sales were made pursuant to an exemption from registration provided by Regulation S under the Act. Sales were limited to non-U.S. investors and there are no underwriters involved in the sale. The $2.00 Units were sold to four purchasers who are suitable and sophisticated non-U.S. residents. The Company agreed to register the shares purchased as part of the $2.00 Units and the shares which are issuable under the warrants contained in the $2.00 Units, and accordingly, the Company filed SB-2 Registration Statement No. 333-108403 on August 29, 2003. This registration became effective on September 23, 2003 (“9/23/03 Registration Statement”).

In addition to the $2.00 Units described in the paragraph above, the Company, in July 2003, agreed to issue the finder, G.M. Capital Partners, Ltd., an additional 45,500 of the $2.00 Units as a finder’s fee. Of the $2.00 Units described in the paragraph above, G.M. Capital Partners, Ltd. was purchaser of 50,500 Units. The issuance of the $2.00 Units was made pursuant to an exemption from registration provided by Regulation S under the Act and there are no underwriters involved in the issuance. The Company agreed to register the shares issued as part of the $2.00 Units and the shares which are issuable under the warrants contained in the $2.00 Units, and accordingly, the Company included the aforedescribed shares in the 9/23/03 Registration Statement.

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

In July 2003, we engaged Source Capital Group, Inc., which is registered as a securities broker dealer, as Invisa’s non-exclusive financial advisor primarily to assist Invisa in raising additional capital. Invisa issued 5,000 shares of common stock to Source Capital Group, Inc. as a retainer. There were no underwriters involved in the issuance. As the issuance represented a transaction by an issuer (i.e. — the Company) not involving any public offering, the shares were issued pursuant to the private offering exemption set forth in Section 4(2) of the Act. The Company agreed to register the shares issued to Source Capital Group, Inc., and accordingly, the Company included the aforedescribed shares in the 9/23/03 Registration Statement.

Also in July 2003, we entered into a Consultant Agreement with National Financial Consulting Corporation, also referred to as OTC Financial Network, a Massachusetts corporation, to assist us in public relations and shareholder communications. Under this Consulting Agreement, Invisa granted National Financial Consulting Corp. options to purchase: 25,000 shares of Invisa common stock at $3.00 per share, which is vested, 25,000 shares of Invisa common stock at $3.50 per share which vested on September 9, 2003, 25,000 shares of Invisa common stock at $4.00 per share, which vested on October 9, 2003, and 25,000 shares of Invisa common stock at $4.50 per share, which vested on November 9, 2003. The options may be exercised for a period of three years following the termination of the Agreement. The Agreement has a six-month term which may be extended for an additional three months if such extension is approved by the Company. The Agreement may be terminated by either party upon 15 days’ notice. Pursuant to an agreement between NFC and its subcontractor, Gary Geraci, NFC instructed the Company to issue ½ of the Options directly to Mr. Geraci. Accordingly, the Options are issued as follows:

NFC		Gary Geraci
	12,500 options @ $3.00		12,500 options @ $3.00
	12,500 options @ $3.50		12,500 options @ $3.50
	12,500 options @ $4.00		12,500 options @ $4.00
	12,500 options @ $4.50		12,500 options @ $4.50

There were no underwriters involved in the issuance. As the issuance represented a transaction by an issuer (i.e. — the Company) not involving any public offering, the shares were issued pursuant to the private offering exemption set forth in Section 4(2) of the Act. The Company agreed to register the shares issuable under the warrants, and accordingly, the Company included the aforedescribed shares in the 9/23/03 Registration Statement

In July 2003, the Company agreed to issue to Hawk Associates, Inc., the Company’s domestic investor relations representative, 37,000 shares of common stock in payment of $75,000 cash fees which had accrued under the Company’s agreement with Hawk Associates, Inc. pursuant to which Hawk Associates, Inc. provides domestic investor relations services. There were no underwriters involved in the issuance. As the issuance represented a transaction by an issuer (i.e. — the Company) not involving any public offering, the shares were issued pursuant to the private offering exemption set forth in Section 4(2) of the Act. The Company agreed to register the 37,000 shares, and accordingly, the Company included the aforedescribed shares in the 9/23/03 Registration Statement.

In August 2003, as part of a termination of an Agreement between the Company and Mr. Alan Feldman, the Company issued Mr. Feldman 50,000 shares of the Company’s authorized but unissued common stock. There were no underwriters involved in the issuance. The issuance was made pursuant to the exemption from registration provided by Regulation S under the Act. The Company agreed to register these shares, and accordingly, they were included in the 9/23/03 Registration Statement.

In August 2003, the Company granted G.M. Capital Partners, Ltd. an option to purchase 100,000 shares of Invisa common stock at $3.00 per share. The option is fully vested and exercisable until August 2006. There were no underwriters involved in the issuance. As the issuance represented a transaction by an issuer (i.e. - the Company) not involving any public offering, the shares were issued pursuant to the private offering exemption set forth in

Section 4(2) of the Act. The Company agreed to register the shares issuable under the option, and accordingly, these shares were included in the 9/23/03 Registration Statement.

In September 2003, the Company issued 20,000 shares of its common stock to Fusion Capital Fund II, LLC (“Fusion”) as part of an expense reimbursement pursuant to a contractual relationship between the Company and Fusion. There were no underwriters involved in the issuance. As the issuance represented a transaction by an issuer (i.e. - the Company”) not involving any public offering, the shares were issued pursuant to the private offering exemption set forth in Section 4(2) of the Act.

In October 2003, the Company issued 500,000 shares of its common stock to Daimler Capital Partners, Ltd. (“Daimler”). These shares were issued to Daimler in repayment of a $200,000 loan. There were no underwriters involved in the issuance. These shares were issued pursuant to an exemption from registration provided by Regulation S under the Act.

In October 2003, the Company adopted a Stock Option Plan and granted 1,000,000 options thereunder to certain officers, directors and employees at an exercise price of $3.35. There were no underwriters involved in the issuance of the options. As the issuance represented a transaction by an issuer (i.e. - the Company) not involving any public offering, the options were issued pursuant to the private offering exemption set forth in Section 4(2) of the Act.

On November 6, 2003, the Company agreed to issue a stock option to a new member of management under the Company’s 2003 Incentive Plan for the purchase of 1,400,000 shares of the Company’s common stock. The option will be issued within 30 days of November 6, 2003, at an exercise price equal to the average trading price of the Company’s common stock for the ten trading days proceeding November 6, 2003. This option is a qualified option. The option is subject to vesting, which will vest as to 233,340 shares of the common stock subject to the option on June 30, 2004, and as to an additional 116,666 shares of the common stock subject to the option on each of September 30, 2004, December 31, 2004, March 31, 2005, June 30, 2005, September 30, 2005, December 31, 2005, March 31, 2006, September 30, 2006 and December 31, 2006.

Item 3 Defaults by the Company on its Senior Securities

             None

Item 4 Submission of Matters to a Vote of Security Holders

             None

Item 5 Other Information

             None

Item 6 Exhibits and Reports on Form 8-K.

(a) Exhibits

*	Previously filed on August 1, 2003 with Invisa’s Form 10-QSB for the period ended June 30, 2003 and are incorporated by reference

**	Previously filed on September 17, 2003 with Invisa’s Form 8-K/A and incorporated by reference.

***	Previously filed on November 14, 2003 with Invisa’s Form 8-K and incorporated herein by reference.

****	Filed herewith

*10.67	Amended and Restated Regulation S Subscription Agreement — July 22, 2003 executed by Mandarin Management Services, Ltd. - subscribing for 125,000 units

*10.68	Amended and Restated Regulation S Subscription Agreement — July 22, 2003 executed by Nautilus Technologies, Ltd. — subscribing for 125,000 units

*10.69	Amended and Restated Regulation S Subscription Agreement — July 22, 2003 executed by GM Capital Partners, Ltd. subscribing for 50,500 units.

*10.70	Amended and Restated Regulation S Subscription Agreement — July 22, 2003 executed by Kallur Enterprises, Ltd. — subscribing for 50,000 units.

*10.71	Publicity Agreement — July 2003 between Capital Financial Media, Inc. and the Company

*10.72	Consulting Agreement — July 2003 between National Financial Communications Corp. and the Company

*10.73	Agreement — July 2003 between Brooks Houghton & Company, Inc. and the Company

*10.74	Non-Exclusive Financial Advisor Agreement — July 2003 between Source Capital Group, Inc. and the Company

*10.75	Consulting Agreement — July, 2003 between Patrick W.H. Garrard d/b/a The Garrard Group of West Redding, CT and the Company

*10.76	Investment Agreement Modification I dated as of July 21, 2003 by and among Invisa, Inc. and BarBell Group, Inc.

*10.77	Joint Development Agreement — July 2003 between Dominator International LTD and SmartGate, L.C.

**10.78	Engagement Agreement dated September 9, 2003 between GM Capital Partners, Ltd. and Invisa, Inc.

***10.79	Employment Agreement dated November 6, 2003 between Herbert M. Lustig and Invisa, Inc.

***10.80	Severance Agreement dated November 13, 2003 between Samuel S. Duffey and Invisa, Inc.

***10.81	Agreement dated November 13, 2003 between Invisa, Inc. and the Duffey related shareholders.

****31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14

****31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14

****32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

****32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

**** A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(b) Reports on Form 8-K

On September 17, 2003, the Company furnished a current report on Form 8-K under Item 5:

1.	Announcing that in September 2003, the Company expanded its relationship with GM Capital Partners, Ltd. (“GM”), naming GM as the Company’s exclusive placement agent and financial consultant pursuant to an Engagement Agreement of September 9, 2003. Attached under Item 7, was a September 15, 2003 Press Release regarding the GM announcement.

2.	Announcing the September 15, 2003 resignation of Samuel S. Duffey as director and as non-executive chairman of the Company. Attached as Item 7 was the September 15, 2003 Press Release regarding Mr. Duffey’s resignation, and his resignation letter.

3.	Also on September 17, 2003, the Company filed a current report on Form 8-K/A to attach under Item 7 the Engagement Agreement dated September 9, 2003 between GM Capital Partners, Ltd. and Invisa, Inc. that had been referenced in the 8-K above as an attached Exhibit 10.78, but was inadvertently omitted and not filed therewith.

On November 14, 2003, the Company filed a current report on Form 8-K under Item 5 to announce:

1.	The November 6, 2003 hiring of new Chief Operating Officer, Mr. Herbert M. Lustig. Attached under Item 7 was a Press Release dated November 7, 2003 regarding this matter and Mr. Lustig’s Employment Agreement were attached under Item 7 as exhibits.

2.	The November 6, 2003 agreement between Invisa, Inc.’s President and Chief Executive Officer, Stephen A. Michael and the Company, further refining Mr. Michael’s future role with the Company, from that as initially reported in a Press Release dated October 20, 2003. A copy of that Press Release was attached as an exhibit under Item 7.

3.	The November 13, 2003 agreements between Invisa, Inc.’s former Director and Non-Executive Chairman, Samuel S. Duffey and the Company, regarding the severance arrangement reached between Mr. Duffey and the Company. A copy of the Agreements was attached as an Exhibit under Item 7.

SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVISA, INC.

Date: November 19, 2003	By:	/s/ Stephen A. Michael

Stephen A. Michael
President

Date: November 19, 2003	By:	/s/ Edmund C. King

Edmund C. King
Chief Financial Officer