Form 10KSB
period 2003-12-31
INVISA INC
filed 2004-04-14
CIK 1172706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

|X|    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

       For the fiscal year ended: December 31, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ________________.

         Commission file number 000-50081.

                                  INVISA, INC.
                 (Name of Small Business Issuer in Its Charter)

              NEVADA                                          65-1005398
   -----------------------------                       ---------------------------------
   (State of Other Jurisdiction of                    (I.R.S. Employer Identification No.)
   Incorporation or Organization

   4400 Independence Court, Sarasota, Florida                                34234
   ------------------------------------------                              ----------
    (Address of Principal Executive Offices)                                Zip Code

                     941-355-9361
               -------------------------
              (Issuer's Telephone Number)

     Securities to be registered pursuant to Section 12(b) of the Exchange Act:
     NONE

     Securities to be registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, Par Value $.001 per share
                     ---------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

|X|     |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Issuer's revenues for its most recent fiscal year were $212,679.

The aggregate market value of the Issuer's voting stock held as of December 31, 2003 by non-affiliates of the Issuer based upon the closing bid and asked price of the Issuer's common stock on that date is $32,924,000. The Issuer does not have any non-voting stock.

                                  INVISA, INC.

                         2003 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                              PAGE NO.
PART I
    Item 1        Description of Business                                                         1
    Item 2        Description of Property                                                         7
    Item 3        Legal Proceedings                                                               7
    Item 4        Submission of Matters to Vote of Security Holders                               7
PART II
    Item 5        Market for Common Equity and Related Stockholder Matters                        7
    Item 6        Management's Discussion and Analysis or Plan of Operations                     13
    Item 7        Financial Statements                                                           24
    Item 8        Changes in and Disagreements with Accountants on Accounting                    24
                  and Financial Disclosure

    Item 8a       Controls and Procedures                                                        25
PART III
    Item 9        Directors, Executive Officers, Promoters and Control Persons;                  25
                      Compliance with Section 16(a) of the Exchange Act
    Item 10       Executive Compensation                                                         29
    Item 11       Security Ownership of Certain Beneficial Owners and Management                 36
    Item 12       Certain Relationships and Related Transactions                                 39
    Item 13       Exhibits and Reports on Form 8-K                                               43
    Item 14       Principal Accountant Fees and Services                                         49
                  Signatures                                                                     50
                  Certifications                                                                 51

                                     PART I

      Note regarding forward-looking statements. Except for statements of historical fact, certain information contained herein constitutes forward-looking statements, including without limitation statements containing the words believes, anticipates, intends, expects, and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of Invisa, Inc. to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: risks involved in our implementing our business strategy; our ability to obtain financing on acceptable terms; competition; our ability to manage growth; risks of technological change; our dependence on key personnel; and our ability to protect our intellectual property rights; risks of new technology and new products; and government regulation.

ITEM  1 DESCRIPTION OF BUSINESS

INTRODUCTION

      We develop, manufacture, market and license the rights to produce and sell sensor systems that incorporate the Company's patented InvisaShield(TM) presence-sensing design and technology. Presence-sensing is the reliable, repeatable detection of people and conductive objects. With InvisaShield, it is detection at a close distance (typically less than one meter).

      InvisaShield technology is used today in the Company's line of SmartGate(R) sensors: life and property safety mechanisms for powered closures, including parking gates, slide gates, swing gates, vertical pivot gates and the like. In a security application, first generation security sensors using InvisaShield technology are in operation at a major museum in New England.

      To date, revenue for the Company has been derived largely from the sale of SmartGate sensors for powered parking gates and slide gates. Parking and slide gates are motorized barriers used to control parking garage, parking lot, and vehicle traffic. The Company anticipates that, during the next two years, revenues will reflect the sale of additional presence-sensing products designed to improve the safety of various products which may include industrial doors, commercial overhead doors, powered slide and swing gates, vertical pivot gates, and products designed to provide security sensing for various markets including museums.

      From inception (February 12, 1997) through December 31, 2003, we were largely focused on technology and product development. The estimated dollar amount spent during this period on company-sponsored research and development was $2,824,421, including $558,277 for the year ended December 31, 2003 and $660,844 for the year ended December 31, 2002. The Company continues to engage in significant product development activities. Because of the Company's losses (which aggregate $20,701,920 from inception through December 31, 2002), limited capital, and ongoing product development expenses, footnote C of the Company's financial statements and the accompanying Report of Independent Certified Public Accountants discuss that substantial doubt exists regarding the Company's ability to continue as a going concern.

PRODUCTS

      Our current and planned products are divided into two market categories as follows:

      SAFETY MARKET CATEGORY - Many safety devices and safety  functions  depend
upon   presence-sensing   technology.   We   continue  to  develop  a  range  of
presence-sensing products for the safety market under our brand name SmartGate.

      We believe that our safety products offer potential operational and maintenance benefits to the powered closure industry. Today we offer safety products for powered parking gates, sliding gates, single swing gates, and vertical pivot gates.

      We also have developed prototypes of presence-sensing products for use in powered commercial overhead doors, powered industrial doors (which are used in commercial, manufacturing, and industrial buildings) and residential garage doors. We believe that there may be other applications for our presence-sensing technology in the safety market. Ultimately, we plan to offer safety products based upon our InvisaShield technology to be incorporated into a broad base of powered closure devices produced by other companies.

      To date, substantially all of our revenue (which has been limited) has been derived from the sale of our SmartGate presence-sensing products. These products are designed to be incorporated into powered parking barrier gates. Powered parking barrier gates are commonly used for traffic control and generally have a power operated barrier arm typically made of metal, wood or PVC which moves vertically between an open and a closed position. Our product places invisible presence-sensing in front of and moving with the potentially dangerous barrier arm to identify the presence of people and vehicles. When an object is identified in the path of the moving barrier arm, our product signals the powered operator system, which is manufactured by nonaffiliated entities for its predetermined response, such as stopping and reversing the barrier arm. See the financial statements for revenues from this product category.

      During each of the last three fiscal years, more than 90% of our revenue was attributable to customers domiciled in the United States. In sales made to non-U.S. domiciled customers, the country to which the most sales were attributed was the United Kingdom.

      In July 2002, we appointed Rytec Corporation as our exclusive licensee to use our InvisaShield technology as original equipment used with high-speed industrial doors in the North American market. We believe that Rytec Corporation is the largest manufacturer of high-speed industrial doors in North America. These doors are frequently used in manufacturing and industrial environments where air conditioned, cooler, and freezer areas are separated within warehouses or other buildings.

      Our average sale price for InvisaShield safety products is currently approximately $440. We consider our average gross margin of profit to be acceptable and we expect cost of goods to decline as we realize economies of scale.

      As further described below, we believe that the InvisaShield technology can perform non-contact presence-sensing tasks that may not currently be possible with competing technologies.

      SECURITY MARKET CATEGORY - Security systems and security equipment generally rely, to varying degrees, on presence-sensing technologies to identify the presence of potential intruders and trespassers, or to provide surveillance of valuable objects.

      We have demonstrated prototypes of InvisaShield security products for museum, retail, industrial, commercial, defense and governmental applications. These security products can place an invisible presence-sensing field (in a fashion similar to our safety sensing shield) around exposed perimeters, doors and windows - or around valuable objects such as safes, locking cabinets, display cases, objects of art, and jewelry.

      Our planned security products are being developed as components available to security professionals. These products would provide additional features and functions for new and/or existing security systems. They will compete with and, in some applications, complement existing presence-sensing technologies that are used in the security market today - such as infrared and/or microwave motion detectors, lasers, light beam systems and magnetic contacts or switches.

MARKETING

      We will continue to focus our marketing efforts in the development of OEM (Original Equipment Manufacturer) licensing of our technology as well as building and supporting the distribution channel and dealer network of our SmartGate systems. We periodically participate in various trade conferences in the security market and safety market where we demonstrate our current and planned products and technology to potential customers.

      We have historically concentrated marketing efforts on potential customers whom we believe to be market leaders or otherwise high profile within specific markets. Currently, we target the market for safety products applied to powered parking gates, industrial doors, commercial overhead doors, powered slide gates, swing gates and vertical pivot gates.

      We sell our safety products to OEMs and through dealers and distributors and in some instances directly to targeted customers. In 2004, we anticipate potential sales to manufacturers for use of the InvisaShield technology as original equipment in various door operators.

      H.S. Jackson & Son (Fencing) Limited in the UK currently is our largest customer. We believe we are not dependent upon any single customer, dealer, or distributor in the safety market, or otherwise.

      We are currently evaluating channels of distribution for planned security products. Distribution would include sales to and through dealers, distributors and manufacturers. While products in this market category have not contributed to our revenue in the past, we believe that our planned security products may ultimately represent a material portion of our business. We plan to further investigate the potential for InvisaShield-based security products in markets that include museums, retail, residential, governmental, and defense, as well as other sectors.

THE TECHNOLOGY

      The InvisaShield technology uses electronic circuitry that emits, controls, and senses changes in an invisible energy field. The field is based, in part, upon low energy radio waves oscillating within a controlled frequency range. The field monitored ranges from a distance of one meter to touch-sensitive, based upon the selected application and circuitry constantly checks the field to test for the presence of people, vehicles or other conductive objects (objects that conduct electricity) that would disturb the monitored field.

      We believe that the InvisaShield technology is a novel and proprietary way to provide presence-sensing. At the core of the technology is the ability to project a field or zone capable of detecting most conductive objects that enter the field. The field is projected from a metallic substance, referred to as an antenna, which may consist of wire, self-adhesive metallic tape or other metallic items. The technology permits flexibility in designing and locating the antenna. This may provide unique opportunities to place presence-sensing fields where they can be used more efficiently or effectively. We believe that this flexibility enables the InvisaShield technology to perform non-contact presence-sensing tasks that may not currently be possible with competing technologies and to perform presence-sensing tasks similar to those performed by competing technologies in a potentially more efficient, effective, and reliable manner.

      We believe that the InvisaShield technology has a number of operational advantages. The technology does not depend upon lenses, beams or reflectors which may require replacement, cleaning and aligning. We also believe that the non-intrusive, non-contact presence-sensing capability of our technology is generally not disrupted by its operating environment, including electronic noise, mechanical noise, temperature, dust, frost, snow, ice or other operating conditions. We believe that InvisaShield technology may be a new presence-sensing technology that gives greater capability, flexibility and benefits than non-contact sensing.

      COMPETING TECHNOLOGIES - The presence-sensing business is highly competitive, consisting of numerous manufacturers of presence-sensing products based on various technologies, including infrared, ultrasonic, laser, microwave, and similar technologies. For the most part, these technologies have been in use for a number of years and, in many cases, may not be proprietary.

      Our competitors provide a variety of presence-sensing and other safety and security alternatives such as motion detectors, CCTV-based movement detection systems, infrared and visible light beam detectors, light curtains, on/off switching mats and pads, tape switches, contact edges, as well as others.

      In the safety and/or security sectors we compete with companies that include MillerEdge, Stanley, Optex, Napco, Pelco, and DMP, along with other large and well-established firms such as Honeywell, Tyco, General Electric, Bosch, and Siemens.

      Many of our competitors have substantially greater development, technical, marketing, sales and financial resources than we have. As a result of these factors, competitors and potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and/or to devote greater resources to the development, promotion and sale of their products and services than we can. We believe that our ability to successfully compete depends, to a large degree, upon the performance of our technology, our current and planned presence-sensing products and our ability to finance our development, marketing and distribution efforts.

      PATENTS  AND  TRADEMARKS  - We own  Patent  #5,337,039  issued by the U.S.
Patent Office on August 9, 1994. In addition, we have five PCTs and one provisional patent application filed that cover improvements to the InvisaShield technology.

      We have a trademark on our trade name "SmartGate" which we use in our safety products category. We have filed trademark applications for the following: "Invisa", "InvisaShield" and the tagline "Safe. Secure. No Question." We believe that our patent and trademark position will be important in our efforts to protect our perceived competitive advantages.

      We have the following royalty obligations:

      (i) We are obligated to pay to Carl Burnett, the inventor, a royalty of the smaller of $1.00 or 1% of the amount collected from the sale of each finished product in which the technology designed to eliminate or filter electronic or mechanical interference is utilized. In instances where we license this technology independent of our other technology, a royalty of 10% of the licensed fees or royalties received is due. In instances where we license this invention as part of further potential technology other than the InvisaShield, a royalty of 1% of the licensed fees or royalties received is due. We currently use this invention only in our safety products and we do not currently anticipate using this invention in other product categories;

      (ii) We are obligated to pay a royalty equal to 2% of net profits from the sale of InvisaShield safety products for parking gates, sliding gates and overhead doors to an independent engineering consultant, Pete Lefferson. Based on further consulting from Mr. Lefferson, we anticipate that we may extend this royalty obligation to additional products or product categories; and

      (iii) We are obligated to pay a total royalty of 7% of net sales to affiliated parties (Mr. Stephen A. Michael, Samuel S. Duffey (including three family trusts), Mr. Robert T. Roth, and Mr. William Dolan) with regard to all revenue earned from the sale of products based on Radio Metrics, Inc. technology, other than the safety products. This obligation arose from the consideration to be paid by us in the business combination transaction with Radio Metrix Inc. and is described in Item 12 "Certain Relationships and Related Transactions". This royalty-based payment may be terminated by us at any time for a one-time payment in an amount to be determined by appraisal.

MATERIALS AND MANUFACTURING

      We believe that the materials required and the sources of such materials will be similar for our various existing and planned product categories. All components and parts are modified or manufactured by third parties to our specifications or are otherwise generally available as off-the-shelf materials. Our products have a number of components including proprietary electronic circuitry manufactured to our specifications by third party manufacturers and a standard power supply available in the marketplace. The antenna is standard wire, tape or other metallic materials, which are generally purchased in bulk. Whenever possible, we use fixed price manufacturing for our electronic circuitry, placing the responsibility for component supply on the manufacturer. We believe that there are multiple manufacturers and suppliers for each component and that adequate components and materials will be available to support our planned growth. We perform some final assembly and predetermined quality control procedures in our facility.

GOVERNMENT REGULATION

      The use of radio frequency or "RF", such as that incorporated into our safety products, is regulated by the Federal Communication Commission. Radio Metrix Inc. submitted its patented technology for required FCC testing and, in August of 1993, Radio Metrix Inc. received FCC Certification. We will endeavor to continue satisfying all requirements of the FCC.

      On March 1, 2001, a new safety standard was implemented by Underwriters Laboratory (UL) for the powered gate, door and window industry. This Underwriters Laboratory Rule, UL-325, while not a governmental regulation, is considered an indication of reasonable safety for powered gates, doors and windows, and is a requirement for UL certification for certain powered gate, door and window operators. Gate and operator manufacturers that rely upon UL certification or consider UL certification important for components will, most likely, require that our products be UL certified before incorporating our products as original equipment. Likewise, the absence of UL certification for our products may represent a sales or marketing barrier in certain market categories and to certain customers.

      We plan to apply for UL certification for certain of our safety products (those which we believe meet or exceed the current UL 325 standard). From time to time, we anticipate submitting additional products, including safety and security products, for UL certification. Other markets may have governmental or certification requirements.

WARRANTY

      Our safety products are sold with a 90-day (upgradeable to one year) limited warranty. A warranty policy for security products is currently being developed.

EMPLOYEES

      We have nine employees, of whom one is part time. As of the date of this filing, we had no unions and we had not entered into any collective bargaining agreement with any group of employees. We believe that we have a good relationship with our employees.

HISTORY

      Invisa, Inc. (Invisa, Inc. together with its wholly owned subsidiaries SmartGate, L.C. and Radio Metrix Inc. is referred to as the Company or Invisa) is a development stage company that is commercializing patented presence-sensing technology under the trade name InvisaShield. The Company was incorporated in Nevada on July 9, 1998 to provide computer analysis and solutions in anticipation of potential date-related computer system failures associated with the year 2000. Our original business plan was abandoned before significant commercialization and on February 9, 2000 we acquired SmartGate, L.C., in consideration for the issuance of 7,743,558 shares of our Common stock representing approximately 74% of our capital stock then outstanding. As a result, SmartGate, L.C., is a wholly owned subsidiary which markets our InvisaShield safety products under the brand name SmartGate. It is a development stage company organized in January 1997 to develop and commercialize, pursuant to a license, patented presence-sensing technology for safety applications in the powered closure market.

      From an accounting perspective, SmartGate, L.C. is considered the acquirer in this transaction and, as a result, the accompanying Financial Statements reflect the operations of SmartGate, L.C. from inception. On February 26, 2002, we acquired Radio Metrix Inc. from affiliated parties. The consideration for this acquisition is discussed in Item 12 "Certain Relationships and Related Transactions".

      Radio Metrix Inc. is a wholly owned subsidiary which is commercializing our InvisaShield security products. Radio Metrix Inc. is a development stage company which was incorporated in Florida on March 19, 1992. Radio Metrix Inc. owns the patent and patent applications to the InvisaShield technology and controlled the InvisaShield technology. As a result of this acquisition, we have sole rights to commercialize the InvisaShield technology in all markets worldwide and we own the issued patent and pending patent applications to the InvisaShield technology.

ITEM 2 DESCRIPTION OF PROPERTY

      We lease approximately 15,200 square feet of manufacturing, marketing, development and office space in one building located in Northgate Business Park, Sarasota, Florida. No zoning or other governmental requirements are required for the continued use of our facilities. Our lease expires June 30, 2004. The annual lease payments for the Company's facilities aggregate $112,872 plus taxes, which we believe to approximate the local market rate for such facilities. The facilities are leased from a non-affiliated party.

      The lease provides an option to purchase the building; however, we have no current plans to execute the option. With the exception of the potential exercise of the options contained in the lease, we have adopted a policy pursuant to which we do not invest in real estate, interest in real estate, real estate mortgages or securities issued based upon real estate activities. We maintain lease insurance that we believe is adequate. We are currently evaluating whether or not to renew our current lease, as our needs are evolving and there may be attractive alternatives for office and production space available in the local market that would be well suited to our needs.

ITEM 3 LEGAL PROCEEDINGS

      On October 23, 2002, our wholly owned subsidiary, SmartGate, L.C. was named as one of the parties to litigation commenced by Maria and Alfred Mangano. The litigation seeks damages arising from an alleged injury from a parking gate. The lawsuit was settled in December 2003 with the Company's insurance carrier paying $40,000.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the Company's security holders.

                                     PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      Our common stock has traded in the over-the-counter market through Pink Sheet, LLC under the symbol INSA (previously SGTI) from July 26, 2000 until July 7, 2003. From July 7, 2003 to date, our common stock has traded on the NASD OTC BB which is the principal market for our common stock. The following table sets forth the range of high and low bids to purchase our common stock through March 31, 2004. Such prices represent quotations between dealers, without dealer markup, markdown, or commissions, and may not represent actual transactions.



           QUARTER                       HIGH BID          LOW BID
      -----------------------         -------------     ------------
      First Quarter 2001                  $5.125           $1.01
      Second Quarter 2001                   4.50            1.125
      Third Quarter 2001                    6.75            3.75
      Fourth Quarter 2001                   7.25            4.00
      First Quarter 2002                    7.00            3.00
      Second Quarter 2002                   5.80            3.75
      Third Quarter 2002                    5.55            2.50
      Fourth Quarter 2002                   4.05            1.95
      First Quarter 2003                    4.05            3.05
      Second Quarter 2003                   4.00            1.70
      Third Quarter 2003                    2.80            1.00
      Fourth Quarter 2003                   4.05            1.55
      First Quarter 2004                    4.05            2.90

      On March 31, 2004, the closing bid and closing ask prices for shares of our common stock in the over-the-counter market, as reported by NASD OTC BB were $2.90 and $3.10 per share respectively.

      We believe that there are presently 17 market makers for our common stock. When stock is traded in the public market, characteristics of depth, liquidity and orderliness of the market may depend upon the existence of market makers as well as the presence of willing buyers and sellers. We do not know if these or other market makers will continue to make a market in our common stock. Further, the trading volume in our common stock has historically been both sporadic and light.

      As of December 31, 2003, we had an aggregate of 413 shareholders of record as reported by our transfer agent, Liberty Transfer Co. Certain shares are held in the "street" names of securities broker dealers and we do not know the number of shareholders which may be represented by such securities broker dealer accounts.

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




          SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION
                          PLANS AS OF THE END OF 2003

                      EQUITY COMPENSATION PLAN INFORMATION


                              Number of securities to be issued         Weighted average exercise price of    Number of securities
                              upon exercise or outstanding options      outstanding options, warrants and     remaining available
                               warrant and rights                                 rights                       for future issuance
Plan category                                (a)                                      (b)                                 (c)
-------------------------    -------------------------------------      ---------------------------------     --------------------
Equity compensation plans                4,749,336(1)                                3.47                            30,000
approved by security holders
Equity compensation plans                2,489,595(2)                                2.47                              -0-
not approved by security holders
Total                                    7,238,931                                   3.14                            30,000

(1) This total includes shares to be issued upon exercise of outstanding options under four equity compensation plans that have been approved by the Company's shareholders (i.e. - the 2000 Plan and the 2002 Plan, the 2003 Plan and the 2003-A Plan).

(2) This total includes shares to be issued under individual compensation arrangements not submitted for approval by the Company's shareholders. These arrangements have been approved by the Company's Board of Directors, and are described below under "Individual Compensation Arrangements."

INDIVIDUAL COMPENSATION ARRANGEMENTS

     In March 1999, SmartGate, L.C. granted the H.R. Williams Family Limited Partnership ("HRW Partnership"), a shareholder of the Company (see Item 11. "Security Ownership of Certain Beneficial Owners and Management" and Item 12. "Certain Relationships and Related Transactions") an option to purchase 446,804 shares at a purchase price of $1.07 per share. This Option is fully vested. The Option will remain exercisable until the last to occur of: (i) 245 days following either the Company's payoff of a Credit Facility guaranteed by H.R. Williams; (ii) the date Mr. Williams' guarantee of the Credit Facility is released; or (iii) one year following the date when certain shares owned by Mr. William or HRW Partnership are free of transfer restrictions.

      In January 2002, Hawk Associates, Inc., the Company's domestic investor relations representative was granted an option to purchase up to 50,000 shares of the Company's common stock at a purchase price of $7.25 per share. The Option is exercisable for a period of seven years, and is subject to a vesting schedule over the initial 24-month period where 6,250 shares are released and become eligible for purchase at the end of each quarterly period during the 24-month vesting term, provided the Engagement Agreement between the Company and Hawk Associates, Inc. has remained in effect at the end of the quarterly period then in effect. This Agreement was terminated in August 2003.

      Pursuant to an international investor relations consultant arrangement, G.M. Capital Partners, Ltd. was granted stock options to purchase 500,000 shares of the Company's common stock at $3.50 per share, with certain registration rights attached, in prepayment of the consulting fee for the year. The agreed value of the stock option and the consulting services was established at $120,000. The stock option is considered fully vested and will be exercisable until December 31, 2005. Provided that the shares which may be purchased upon the exercise of the stock option have not been covered by a previous Registration Statement, the holder may, commencing on January 1, 2004 demand that the Company file and exercise reasonable efforts to effect a Registration Statement covering 250,000 shares. Additionally, provided that all 500,000 shares which may be purchased under the stock option have not been covered by a previous Registration Statement, commencing on July 1, 2005 the holder may demand that the Company file and exercise reasonable efforts to effect a Registration Statement covering the remaining 250,000 shares which may be purchased upon the exercise of the stock option. Both Registration Statements shall be at the cost of the Company.

      In connection with the Company's private placement of 83,750 Units (consisting of one share of common stock and one warrant) in July 2002 (see Recent Sales of Unregistered Securities), the placement agents were granted placement warrants to purchase an amount of shares equal to 10% (i.e. - 8,375 warrants) of the Units placed. The per-share exercise price of shares which may be purchased under the placement warrant is $5.50. The placement warrant has a term of 60 months and was not exercisable during the initial 13 months following issuance. Following the 13-month non-exercisable period, holders, acting in unison, have the right on one occasion to demand that the Company file and exercise reasonable efforts to effect a Registration Statement covering the shares which may be purchased upon the exercise of the placement warrant. Such right to demand registration shall terminate once the Company files a Registration Statement for registration of the shares which will be purchased upon the exercise of the placement warrant. Additionally, following the 13-month non-exercisable period, the holders, acting in unison, have the right on one occasion to have the shares which may be purchased upon the exercise of the warrants included in any other Registration Statement filed by the Company provided that the inclusion of such shares does not adversely affect the registration purpose or statement and provided that the shares have not previously been registered by the Company.

      In October 2002, Mr. H. R. Williams, one of the Company's principal shareholders, (see Item 11 "Security Ownership of Certain Beneficial Owners and Management" and Item 12 "Certain Relationships and Related Transactions") agreed to guarantee an additional $150,000 of credit in addition to the $150,000 currently outstanding. We agreed to issue 5,000 shares to H. R. Williams Family Limited Partnership ("HRW Partnership") in consideration for this additional guarantee. We further agreed that, to the extent we borrow any funds under the extended guarantee (i.e. - in excess of the original $150,000 line of credit) we will grant to HRW Partnership an option to purchase, at $2.50 per share, one share of our common stock for each dollar borrowed. To date, no such additional credit facility has been established and the referenced shares and additional options have not been issued under this arrangement, and we do not anticipate that such credit facility will be established in the future or such additional shares issued or options ultimately granted, and accordingly, this option is not reflected in the numbers under (a) in the table above.

      On October 28, 2002, we borrowed $200,000 from a non-affiliated party. The loan bears interest at 15% per annum, payable in advance. We issued a four-year Warrant, together with registration rights commencing after June 28, 2004 to purchase 200,000 shares of our common stock at an exercise of $1.00 per share. We pledged 500,000 shares of our common stock as collateral for the loan, which will be returned to the Company upon loan repayment or delivered to the lender as full loan repayment in the event of default. Pursuant to the terms of the loan, the date for repayment of all principal and interest was extended from February 28, 2003 to April 28, 2003, and in connection with said extension, we issued the lender, on February 28, 2003, a thirty-eight month option to purchase 50,000 shares of common stock at an exercise price of $1.00 per share, with registration rights as described above. We borrowed an additional $100,000 from the non-affiliated party in 2003. The terms of this additional advance are currently being negotiated, but are believed to be substantially similar to those of the original $200,000 borrowing (additional options that may be issued are not included in the table). Additionally, the parties are negotiating an extension to the due date of the entire amount borrowed. The initial borrowing of $200,000 was subsequently paid in October 2003 by issuance of the 500,000 shares of common stock.

      In May 2003, the Company entered into an Equity Line of Credit ("ELC") agreement pursuant to which the Company borrowed $250,000. The borrowing was convertible into common stock at a 25% discount from the then prevailing market price. The Company had the right, but not the obligation, to sell additional registered shares under the Agreement at a 25% discount from the then prevailing market price to a maximum of $1,000,000, including the $250,000 amount if converted. The agreement required a minimum stock price of $2.50 per share and minimum trading volume requirements, both as defined in the agreement. Pursuant to the Agreement, the Company agreed to issue a Warrant to purchase 75,000 shares of the Company's common stock at an exercise price of $2.76 per share, of which 25,000 shares are vested and the balance would vest only in the event the Company exercises its right to sell additional shares of registered stock under the Agreement. Related to the ELC, in July 2003, the Company issued 91,638 shares of common stock. In July 2003, the note payable was converted into 135,022 registered shares of its common stock. The Company recognized original issue discount of approximately $202,000 associated with the value of warrants and the contingent beneficial conversion feature of the note payable. The Company also recognized deferred costs of approximately $66,000. The discount and loan costs were amortized over the term of the loan and were subsequently fully expensed in July 2003 upon the conversion into common stock. In November 2003, the Company issued an additional 104,167 shares of common stock at a price of $2.40 per share. The Company filed a registration statement which became effective July 7, 2003 but withdrew the Registration Statement in December 2003 since no additional shares will be sold under the ELC.

TRANSFER AGENT

      The Transfer Agent for the common stock of the Company is Liberty Transfer Co., 274B New York Avenue, Huntington, New York 11743.

RECENT SALES OF UNREGISTERED SECURITIES

      In February 2002, the Company issued 435,000 shares of its common stock as part of the closing of an Agreement of Merger and Plan of Reorganization by and among the Company, SmartGate/RadioMetrix Acquisition Corp. and Radio Metrix Inc. ("Merger"). Pursuant to the Merger, additional shares were required to be issued upon the satisfaction of certain performance criteria (the "Earn-Out Shares"). All potential Earn-Out Shares were issued in April 2003, resulting in an additional 3,250,000 shares being issued under the Merger. There were no underwriters involved in the issuance. As the issuance of the shares to the five Radio Metrix Inc. shareholders, pursuant to the Merger represented a transaction by an issuer (i.e. - the Company) not involving any public offering, the shares were issued pursuant to the private offering exemption set forth in Section 4
(2) of the Act (see Item 7 "Certain Relations and Related Transactions").

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

      From July 2002 through December 31, 2002, the Company sold 83,750 Units at $4.00 per Unit. Each Unit consists of one of the Company's common stock and one Warrant to purchase one additional share. The exercise price of each Warrant is $5.00 per share until August 15, 2003 (the "Initial Warrant Year"). From August 16, 2003 to August 15, 2004 (the "Second Warrant Year") the exercise price is the greater of: (i) the average closing trading price for the Company's common stock during the Initial Warrant Year, or (ii) $8.00 per share. The Warrants are redeemable at the option of the Company at $0.10 per share upon 30 days notice to the holder. In order for the Company to exercise its right to redeem: during the Initial Warrant Year the Company's common stock must have traded for 20 consecutive trading days at a closing trading price above $10.00 per share, or during the Second Warrant Year the Company's common stock must have traded for 20 consecutive trading days at a closing trading price above $16.00 per share. Any Warrants not timely exercised or redeemed automatically expire on August 15, 2004.

      Sales of shares of stock were limited to non-US investors and there were no underwriters involved in the sale of the Units. To date, the Units were sold to one purchaser who is a suitable and sophisticated non-U.S. resident. The Units were sold for cash at $4.00 per Unit (initially $5.00 per Unit and subsequently reduced to $4.00) at an aggregate offering price to date of

$335,000 and aggregate finder s fees of $33,500, with aggregate offering expenses of $10,050. In addition, finders were granted placement warrants to purchase a number of shares equal to 10% of the Units placed (i.e. - 8,375 warrants). The per-share exercise price of shares which may be purchased under the placement warrant is $5.50. The placement warrant has a term of 60 months and is not exercisable during the initial 13 months following issuance. Following the 13-month non-exercisable period, holders, acting in unison, have the right on one occasion to demand that the Company file and exercise reasonable efforts to effect a Registration Statement covering the shares which may be purchased upon the exercise of the placement warrant. Such right to demand registration terminates once the Company files a Registration Statement for registration of the shares which may be purchased upon the exercise of the placement warrant. Additionally, following the 13-month non-exercisable period, the holders, acting in unison, have the right on one occasion to have the shares which may be purchased upon the exercise of the warrants included in any other Registration Statement filed by the Company, provided that the inclusion of such shares does not adversely affect the registration purpose or statement and provided that the shares have not previously been registered by the Company.

      On October 28, 2002, we borrowed $200,000 from a non-affiliated party. The loan bears interest at 15% per annum, payable in advance. We issued a four-year Warrant, together with registration rights that commence after June 28, 2004 to purchase 200,000 shares of our common stock at an exercise price of $1.00 per share. We pledged 500,000 shares of our common stock as collateral for the loan, to be returned to the Company upon loan repayment or delivered to the lender as full loan repayment in the event of default. Pursuant to the terms of the loan, the date for repayment of all principal and interest was extended from February 28, 2003 to April 28, 2003, and in connection with said extension, we issued the lender, on February 28, 2003, a thirty-eight month option to purchase 50,000 shares of common stock at an exercise price of $1.00 per share, with registration rights as described above. There were no underwriters involved in the issuance. As the issuance represented a transaction by an issuer (i.e. - the Company) not involving any public offering, the shares and option were issued pursuant to the private offering exemption set forth in Section 4(2) of the Act. We borrowed an additional $100,000 from the non-affiliated party in 2003. The terms of this additional advance are currently being negotiated, but are believed to be substantially similar to those of the original $200,000 borrowing. Subsequent to April 2003, the $200,000 loan was paid in exchange for the 500,000 shares of stock held as collateral.

      In January 2003, pursuant to the exercise of an option granted in December 1999, the Company issued to one purchaser, 12,198 shares of the Company's common stock for an aggregate exercise price of $13,000. There were no underwriters involved in the sale. As the issuance represented a transaction by an issuer (i.e. - the Company) not involving any public offering, the shares were issued pursuant to the private offering exemption set forth in Section 4(2) of the Act.

      From January 2003 to March 31, 2003, the Company sold 68,000 shares of its common stock, pursuant to an exemption from registration provided by Regulation S under the Act. Sales were limited to non-U.S. investors and there were no underwriters involved in the sale. The shares were sold to seven purchasers who are suitable and sophisticated non-U.S. residents. The shares were sold for cash at $3 per share at an aggregate offering price of $204,000. Aggregate finder's fees were paid of approximately $20,400 (with aggregate offering expenses of approximately $6,120).

      In April 2003, the Company entered into an agreement with Mr. Alan Feldman, a non-affiliated party. Under this Agreement, Mr. Feldman purchased 50,000 shares of the Company's authorized but unissued common stock at $3.00 per share. The Company has the right, but not the obligation, to sell additional shares under the Agreement up to a maximum of an additional $1,050,000 with such sales in monthly increments at a purchase price equal to 50% of the then current market price for the Company's common stock, but not less than $3.00 per share. There were no underwriters involved in the sale. The sale was made pursuant to an exemption from registration provided by Regulation S under the Act. This agreement was terminated in August 2003 and the Company issued 50,000 shares of common stock in connection with such termination.

      In May and July 2003, the Company issued 28,569 shares of its authorized but unissued common stock to Crescent Fund, Inc., pursuant to a Consulting Agreement. The Company may issue additional shares of its common stock to Crescent Fund, Inc. under this Consulting Agreement. There were no underwriters involved in the issuance. As the issuance represented a transaction by an issuer (i.e. - the Company) not involving any public offering, the shares were issued pursuant to the private offering exemption set forth in Section 4(2) of the Act.

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

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements, including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements.

LIMITED OPERATING HISTORY; BACKGROUND OF OUR COMPANY

      We are a development-stage company, and we expect to continue the commercialization of our InvisaShield technology. For the twelve months ended December 31, 2003, we had revenue from product sales of $212,679 principally representing sales of our product for powered parking gates. In addition to limited revenue, these sales have continued to provide field-testing of the reliability and market acceptability of our technology and safety product, together with relationships with customers, dealers, distributors and manufacturers.

      The financing for our development activities to date has come from our limited sales, the sale of common stock, notes, short-term financing, and a license payment. We expect to increase our product sales and potentially establish additional license relationships. Further, we expect to complete the development of additional safety and security products and bring them to market.

      We expect to fund our future development activities and operations largely from the sale of common stock until such time that funds provided by operations are sufficient to cover these activities.

      Since we have had a limited history of operations, we anticipate that our quarterly results of operations will fluctuate significantly for the foreseeable future. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies commercializing new and evolving technologies such as InvisaShield.

      On February 9, 2000 in connection with our acquisition of SmartGate, L.C., we acquired the license for the InvisaShield technology for safety products in the powered closure industry. On February 26, 2002 we acquired Radio Metrix Inc., the owner of the InvisaShield technology and patents from affiliated parties. This acquisition resulted in our expanding our business to include the development of presence-sensing products for security, government and all other markets. At that time, we also changed our name from SmartGate Inc. to Invisa, Inc. (see Item 12 "Certain Relationships and Related Transactions").

      In February 2004, the Company negotiated a revision to its patent payment, reducing it from $600,000 to $250,000, due as follows: $100,000 by February 8, 2004; $75,000 by March 8, 2004; and $78,600 (including interest of $3,600) by
April 22, 2004. All of such payments have been made except for the $78,600 which we expect to pay by its due date.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, we have financed our operations largely from the sale of common stock. From inception through December 31, 2003 we raised cash of approximately $9,036,000 net of issuance costs, through private placements of common stock financings. At December 31, 2003 we had cash and cash equivalents totaling $260,536.

      Since our inception through December 31, 2003, we have incurred approximately $2,824,421 of direct research and development expenses. These research and development costs were directed principally toward our InvisaShield technology and safety products, and to a lesser extent, our security products. Management estimates that sixty (60%) percent was expended toward the development of our core presence-sensing technology, twenty (20%) percent was expended in the miniaturization of our circuitry, fifteen (15%) percent was expended in the design and development of safety products, and five (5%) percent was expended in the design and development of additional products for the security sector of our business.

      On February 9, 2000, we purchased SmartGate, L.C. The total purchase price for SmartGate, L.C. was the issuance of 7,743,558 shares of Invisa, Inc. common stock to the SmartGate, L.C. members, which represented approximately 74% of our outstanding common stock at that date (see Item 12 "Certain Relationships and

Related Transactions"). SmartGate, L.C. was the acquirer for accounting purposes and, as such, our operations reflect the operations of SmartGate, L.C. since its inception.

      On February 26, 2002 we acquired Radio Metrix Inc. (the "Merger"), principally from affiliated parties, see Item 12 "Certain Relationships and Related Party Transactions" for a discussion of the transaction. We paid the following purchase price for Radio Metrix Inc.: (i) 3,685,000 shares of restricted common stock; (ii) $1,300,000 payable by two promissory notes consisting of: (a) a $500,000 promissory note, payable at 10% interest per annum until August 25, 2003, at which time the interest rate becomes 15%. This promissory note is due in one installment on February 25, 2006; and (b) an $800,000 promissory note payable at 15% interest due monthly, and all principal due in one installment on February 25, 2004. Both promissory notes may be prepaid without penalty. Neither promissory note is collateralized; and (iii) a 7% royalty on all revenue earned from the sale of products based upon the Radio Metrix Inc. technology other than safety products which constituted the Company's core business prior to the Merger. The royalty may be terminated by the Company for a one-time payment based upon appraisal. Additionally, Note B to the financial statements details obligations of Radio Metrix Inc. including approximately $175,000 in accrued compensation payable to stockholders of Radio Metrix Inc. that remained in place and was assumed by the Company at the acquisition of Radio Metrix Inc. We believe the acquisition of Radio Metrix Inc. will affect our results of operations in a number of respects including: (i) the potential business opportunity represented by the assets acquired from Radio Metrix Inc. may result in additional sales revenue in future periods; (ii) the 7% royalty required to be paid will affect our results of operations as an expense; (iii) research and development expenses which may be incurred in connection with the Radio Metrix Inc. technology will affect our results of operations; (iv) we will recognize as an expense, the amortization of the patent included in the purchase over an approximately ten-year period (see Note B to our financial statements); and (v) we will comply with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and, accordingly, as part of a third-party evaluation of the patent as of December 31, 2003, the Company recorded an impairment charge of approximately $5,518,000 that is included in the consolidated statement of operations. During April 2003, through an amendment to the 2002 Radio Metrix, Inc. purchase agreement, the Company agreed to issue 3,250,000 shares of its common stock for full satisfaction of future contingent consideration. These shares were recorded at the fair value at that date of $3.00 per share and, as a result, patent cost was increased by $9,750,000 with a corresponding increase in stockholders' equity during April 2003.

      In November of 2003, the Company and Messrs. Stephen A. Michael and Samuel
S. Duffey, two principal shareholders/officers, entered into new agreements to modify such individuals' responsibilities to the Company and to forgive and restructure certain notes receivable, certain stock subscriptions and related interest receivables, notes and related interest payable in connection with the Radio Metrix Inc. transaction and other amounts due these shareholders. Subsequently, in January of 2004, the Company entered into another agreement with Stephen A. Michael, which superseded his November agreement with respect to certain of the issues addressed in his November agreement. The principal terms of these new agreements are described as follows:

      STEPHEN A. MICHAEL - Mr. Michael will continue to serve on the Company's Board of Directors and as an independent consultant to the Company. Mr. Michael's employment with the Company terminated January 31, 2004 and he was paid his annual salary at the rate of $12,500 per month through January 31,

2004. Mr. Michael's existing Covenant Not to Compete and Confidentiality Agreements remained in place.

    Pursuant to the new agreements, beginning January 31, 2004, Mr. Michael, as the Company's technology advisor, entered into a one-year Consulting Agreement with the Company, which he will provide consulting services as assigned by the Board of Directors from time to time to seek out and identify new opportunities for integration, application, licensing and sales of InvisaShield technology. Mr. Michael's compensation under the Consulting Agreement will be per day $550 plus reimbursement of customary expenses. Mr. Michael will be available under this arrangement for 15 days per month.

      As part of the new agreements, Mr. Michael will:

      o Forgive any obligation for the Company to pay his five years of severance and related employee benefits; and

      o Forgive notes and interest due him as a result of the Radio Metrix Inc. merger transaction approximating $600,000.

      Under the new agreements, the Company will:

      o Pay accrued salaries totaling $303,607 currently due Mr. Michael in installments at amounts based on specified levels of cash equity funding raised by the Company, as follows: $65,000 in January and February 2004, $56,170 when the Company has raised $2,000.000 in total from all sources in the aggregate; $84,261 when the Company has raised $3,000,000 in total from all sources in the aggregate; $98,172 when the Company has raised $4,000,000 in total from all sources in the aggregate;

      o Forgive, when due, the note receivable from Mr. Michael totaling $74,500 and pay resulting income taxes that would be owed by Mr. Michael;

      o Forgive, when due, the note receivable from Mr. Michael totaling $375,000 plus accrued interest of approximately $86,000, and pay resulting income taxes that would be owed by Mr. Michael;

      o Fully vest the 200,000 unvested options granted to Mr. Michael under the Company's 2002 Plan. In addition, the Company will amend the 2002 Plan (or Mr. Michael's Option Agreement thereunder) as appropriate to eliminate the requirement to exercise within three months of termination; and

      o Include in a Registration Statement, as same is eligible, the shares of common stock underlying the 300,000 options issued Mr. Michael in July 2000 under the 2000 Plan.

      SAMUEL S. DUFFEY - Mr. Duffey resigned from his positions as non-executive chairman and director of the Company and began a leave of absence from his employment with the Company on September 15, 2003. On November 13, 2003, Mr. Duffey agreed to the terms of a new agreement. Under the new agreement, all provisions of Mr. Duffey's existing Employment Agreement are superseded and replaced by the new agreement.

      Pursuant to the new agreements, Mr. Duffey agreed to:

      o Forgive any obligation for the Company to pay his five years of severance and related employee benefits; and

      o Forgive notes and interest due Mr. Duffey's family trusts as a result of the Radio Metrix Inc. merger transaction approximating $635,000; and

      o     Forgive all accrued compensation approximating $400,000.

      Under the new agreements, the Company has agreed to:

      o Pay Mr. Duffey $150,000 in three installments as follows: $50,000 in December 2003; $50,000 when the Company has raised $1,000,000 in capital, following November 13, 2003; and $50,000 when the Company has raised an additional $500,000 in capital, following November 13, 2003;

      o     Pay all accrued expenses owed to Mr. Duffey;

      o Forgive, when due, the note receivable from Mr. Duffey totaling $71,810 and pay resulting income taxes that would be owed by Mr. Duffey related thereto;

      o Forgive, when due, the note receivable from Mr. Duffey totaling $375,000 plus accrued interest of approximately $86,000, and pay resulting income taxes that would be owed by Mr. Duffey related thereto; and

      o Fully vest the 200,000 unvested options granted to Mr. Duffey under the Company's 2002 Plan. In addition, the Company will amend the 2002 Plan (or Mr. Duffey's Option Agreement thereunder) as appropriate: to eliminate the provisions relating to the Company's repurchase and right of first refusal rights with regard to shares issued to Mr. Duffey following exercise, and to eliminate the requirement to exercise within three months of termination. Also, as part of the new agreements, Mr. Duffey's Covenant Not to Compete and Confidentiality Agreements were updated superseding and replacing those attached to his Employment Agreement.

      At December 31, 2003, we had a $150,000 bank line of credit, which was personally guaranteed by a shareholder, Mr. H.R. Williams (see Item 12 "Certain Relationships and Related Transactions"). The line of credit required the payment of interest monthly at prime plus 1%, which was 5.75% on December 31, 2003. At December 31, 2003, the line of credit was substantially all drawn upon. The line of credit was renewed on July 15, 2003 and matures on July 15, 2004.

      On October 28, 2002, we borrowed $200,000 from a non-affiliated party. The loan bears interest at 15% per annum, payable in advance. We issued a four-year Warrant, together with registration rights commencing after June 28, 2004 to purchase 200,000 shares of our common stock at an exercise price of $1.00 per share. We pledged 500,000 shares of our common stock as collateral for the loan, which will be returned to the Company upon loan repayment or delivered to the lender as full loan repayment in the event of default. Pursuant to the terms of the loan, the date for repayment of all principal and interest was extended from February 28, 2003 to April 28, 2003, and in connection with said extension, we issued the lender on February 28, 2003, a four-year option to purchase 50,000 shares of our common stock at an exercise price of $1.00 per share, with registration rights as described above. We borrowed an additional $100,000 from the non-affiliated party in 2003. The terms of this additional advance are currently under discussion, but are believed to be substantially similar to those of the original $200,000 borrowing. The initial borrowing of $200,000 was subsequently paid in October 2003 by issuance of the 500,000 shares of common stock.

      For the period of January through March 2004, the Company sold 80,198 shares of common stock at prices ranging from $1.07 to $3.00 per share aggregating $190,379, net of transaction costs.

      In April 2003, the Company entered into an agreement with Mr. Alan Feldman, a non-affiliated party. Under this Agreement, Mr. Feldman purchased 50,000 shares of the Company's authorized but unissued common stock at $3.00 per share. The Company had the right, but not the obligation, to sell additional shares under the Agreement up to a maximum of an additional $1,050,000 with such sales in monthly increments at a purchase price equal to 50% of the then current market price for the Company's common stock, but not less than $3.00 per share. In August 2003, this Agreement was terminated in connection with the issuance by the Company of 50,000 shares of common stock.

      In May 2003, the Company entered into an Equity Line of Credit ("ELC") agreement pursuant to which the Company borrowed $250,000. The borrowing was convertible into common stock at a 25% discount from the then prevailing market price. The Company had the right, but not the obligation, to sell additional registered shares under the Agreement at a 25% discount from the then prevailing market price to a maximum of $1,000,000, including the $250,000 amount if converted. The agreement required a minimum stock price of $2.50 per share and minimum trading volume requirements, both as defined in the agreement. Pursuant to the Agreement, the Company agreed to issue a Warrant to purchase 75,000 shares of the Company's common stock at an exercise price of $2.76 per share, of which 25,000 shares are vested and the balance would vest only in the event the Company exercises its right to sell additional shares of registered stock under the Agreement. Related to the ELC, in July 2003, the Company issued 91,638 shares of common stock. In July 2003, the note payable was converted into 135,022 registered shares of its common stock. The Company recognized original issue discount of approximately $202,000 associated with the value of warrants and the contingent beneficial conversion feature of the note payable. The Company also recognized deferred costs of approximately $66,000. The discount and loan costs were amortized over the term of the loan and were subsequently fully expensed in July 2003 upon the conversion into common stock. In November 2003, the Company issued an additional 104,167 shares of common stock at a price of $2.40 per share. The Company filed a registration statement which became effective July 7, 2003 but withdrew the Registration Statement in December 2003 since no additional shares will be sold under the ELC.

      In June and July 2003, the Company sold 350,500 Units at $2.00 per Unit, each Unit consisting of one share of the Company's common stock and one warrant to purchase one additional share at an exercise price of $2.00 per share, one additional share at an exercise price of $3.00 per share, and one additional share at an exercise price of $4.00 per share. The warrants are exercisable until June 30, 2005. As payment of the placement fee, the Company issued the placement agent 45,500 of its $2.00 Units. The placement agent was also the purchaser of 50,500 of the $2.00 Units. In August 2003, the Company also granted an option to purchase 100,000 shares of common stock at an exercise price of $3.00 to the placement agent. The options were granted in recognition of the successful fund raising activities and are exercisable until August 2006.

      In September 2003, the Company issued 20,000 shares of common stock to Fusion Capital Fund II, LLC ("Fusion") as compensation for expected future capital raising activities. The Company also entered into an agreement with Fusion under which Fusion would provide an Equity Line of Credit subject to the Company filing a Registration Statement. The agreement also required the Company to issue 200,000 shares of the Company's common stock to Fusion, as a fee, subject to a holding period before Fusion can sell the shares. The Company has recorded the issuance of this stock at $2.77 per share and included approximately $554,000 as expense during 2003. In January 2004, the Company terminated this agreement.

      During 2003, the Company issued 327,698 shares of common stock at prices ranging from $1.07 to $3.00 per share upon the exercise of common stock options. In October 2002, the Company borrowed $200,000 from a non-affiliated party. All principal and interest were payable on February 28, 2003, subject to extension to April 28, 2003, upon the issuance of a four-year option to purchase an additional 50,000 shares at $1.00 per share, which was recorded as original issue discount in 2002. The extension option was issued and the loan was extended to April 2003. The maturity of the loan was extended further and, in May 2003, the loan was increased by $100,000. In October 2003, the Company issued 500,000 shares of common stock to Daimler Capital Partners, Ltd. ("Daimler"). These shares were collateralizing the note payable to Daimler and were issued in repayment of $200,000 of this note.

      We have incurred significant net losses and negative cash flows from operations since our inception. As of December 31, 2003 we had an accumulated deficit of approximately $20,701,920 and a working capital deficit of $1,961,329.

      We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products, will increase significantly in the future.

      The Company will be dependent upon our existing cash and cash equivalents, together with anticipated net proceeds from private placements of common stock and potential license fees, and sales of our products to finance our planned operations through at least the next 12 months. Accordingly, we plan to access additional cash from a variety of potential sources, which may include: public equity financing, private equity financing, license fees, grants, and public or private debt. The Report of Independent Certified Public Accountants included elsewhere in this Form 10-KSB includes a going concern modification.

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

      In February 2004, the Company negotiated a revision to its patent payment, reducing it from $600,000 to $250,000, due as follows: $100,000 by February 8, 2004; $75,000 by March 8, 2004; and $75,000 by April 8, 2004. All of such payments have been made.

      NEW ACCOUNTING PRONOUNCEMENTS In January 2003, FASB Interpretation 46, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51 ("FIN 46") was issued. This Interpretation clarifies the application of Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of the majority voting interest requirement in ARB 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interests. All enterprises with variable interests in variable interest entities created after January 31, 2003, shall apply the provisions of this Interpretation to those entities immediately. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this Interpretation (other than the transition disclosure provisions in paragraph 26) to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. A nonpublic entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this Interpretation (other than the transition disclosure provisions in paragraph 26) to that entity no later than the end of the first annual reporting period beginning after June 15, 2003.

      In December 2003, a revision to FIN 46 ("FIN 46R") was published to clarify some of the provisions of FIN 46 and exempt certain entities from its requirements. Under FIN46R, a legal entity is considered a variable interest entity of "VIE", with some exceptions if specific criteria are met, if it does not have sufficient equity at risk to finance it own activities without relying on financial support from other parties. Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of three stipulated characteristics of a controlling financial interest. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it. Even if the reporting entity is not obligated to consolidate the VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. The effective date of the interpretation was modified under FIN 46R. A reporting entity is required to apply the provisions of FIN 46R to all VIEs that previously were subject to certain previously issued special purpose entity, or SPE, accounting pronouncements for all reporting periods ending after December 14, 2003. For all other VIEs, a reporting entity is required to adopt the provisions of FIN 46R for all reporting periods after May 15, 2004. The Company does not believe it has ownership in any variable interest entities as of December 31, 2003. The Company will apply the consolidation or disclosure requirements of this interpretation in future periods if it should own any interest deemed to be a variable interest entity.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

     Net Sales and Gross Profit - During the years ended December 31, 2002 and 2003, net sales totaled $257,118 and $212,679 respectively. The decrease was due to the decrease in sales of safety products for powered parking gates. The Company's sales to date have been limited and constrained by lack of capital. We had a gross profit of $81,218 for the year ended December 31, 2002 and $83,708 for the year ended December 31, 2003.

     Research and Development Expenses - During the years ended December 31, 2002 and 2003, research and development expenses totaled $660,844 and $558,277, respectively. The decrease of $102,607 was due principally to a reduction in work force resulting in decreases in salaries and wages and payroll taxes; partially offsetting these decreases was rent expense which increased as a result of adding facility space in the second half of 2002.

     Administrative Expenses - During the years ended December 31, 2002 and 2003, these expenses totaled $2,813,897 and $5,179,864 respectively. The increase of $2,365,967 was attributable to the following categories: increases were due substantially to patent amortization, and related legal expenses; fees related to a cancelled equity funding line; consultation fees and expenses in connection with investor relations; consultation fees in connection with new CEO and office and insurance expenses. Decreases were due to reduction of officer's salaries in connection with restructuring and severance settlements; lower marketing, advertising and tradeshow activities; and reduction in work force resulting in decreases in compensation expense.

     Impairment of Patent - During the year 2003, the Company decreased the carrying amount of its patent costs by $5,517,808 to reflect the fair value as determined by a third-party valuation. The patent impairment results principally from perceived shifts in markets requiring us to rely more on our patents applied for and less on the original patent.

     Interest  Expense - Net - During  the years  ended  December  31,  2002 and
December 31, 2003, net interest expense totaled $187,663 and $565,864 respectively. The increase was due principally to additional interest expense in connection with the RMI acquisition notes payable and certain financing transactions occurring in 2003.

     Net Loss and Net Loss Per Common Share - The Company's net loss and net loss per common share increased from $3,581,186 or $.28 per share to $11,738,105 or $.73 per share, respectively, as a result of the matters explained above, including the $5,517,808 write down of the patent.

CRITICAL ACCOUNTING ESTIMATES

     Patents and Trademarks - The recorded cost of the patent is based on the fair value of consideration paid for it. The ultimate consideration was originally based on a valuation performed by a third party and approved by those Board Members with no affiliation with the seller. The patent costs are amortized over the remaining life of the patent at the date of its acquisition. The fair value of the patent is reviewed for recoverability whenever events or changes in circumstances indicate that its recorded value may not be recoverable. At December 31, 2003 the carrying amount of the patent was reduced as described above to reflect its fair value.

                                  RISK FACTORS

      Our business, financial condition, or results or operations could be materially adversely affected, should any of the following risks occur.

      WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

      We have yet to establish any history of profitable operations. We have incurred annual operating losses of $3,581,186 and $11,738,105 respectively, during the past two fiscal years of operation. As a result, at December 31, 2003 we had an accumulated deficit of $20,701,920. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the near term future. Our profitability will require the successful commercialization of our presence-sensing technology. No assurances can be given when this will occur or that we will ever be profitable.


      WE WILL REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE WILL NOT BE ABLE TO CONTINUE OPERATIONS

      At December 31, 2003 we had a working capital deficit of $1,961,329. The independent auditor's report for the year ended December 31, 2003, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have an operating cash flow deficit for the year ended December 31, 2003 of $2,218,523. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional funds to continue these operations.

      WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE A LIMITED OPERATING HISTORY

      We have had a limited operating history and have had only limited revenue. We are a development stage company, and accordingly, we anticipate that we will encounter many difficulties and risks associated with our early stage of development which includes, but is not limited to, the introduction of new products, the search for and hiring of new personnel, access to required capital, management issues, ramping up manufacturing capacity, and other important business aspects.

      WE WILL BE REQUIRED TO COMPETE WITH LARGER AND WELL-ESTABLISHED COMPANIES WHICH ARE BETTER FINANCED.

      There are a number of well-established companies which are well known in the manufacture and/or distribution of products for the security and life-safety markets. Such companies include Honeywell, General Electric, Bosch, Tyco, and others. Accordingly, we are subject to the difficult challenge of introducing and commercializing our new technology and products in a market place in a strong competitive environment. In addition, our technology and products based thereon will have to compete with other technologies such as passive infrared and various types of motion detection which are well known and well accepted.

      WE ARE COMMERCIALIZING A NEW TECHNOLOGY WHICH WILL INVOLVE UNCERTAINTY AND RISKS RELATED TO MARKET ACCEPTANCE.

      We are commercializing a new technology with which we seek to gain market acceptance and to demonstrate competitive advantages. Our success depends, to a large degree, upon our ability to fully develop and commercialize our technology and gain industry acceptance of our products, based upon this new technology and its perceived competitive advantages.

      WE MAY NOT BE ABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, THE FOUNDATION OF OUR BUSINESS, WHICH COULD HARM OUR BUSINESS BY MAKING IT EASIER FOR OUR COMPETITORS TO DUPLICATE OUR SERVICES

      We regard certain aspects of our products, processes, services and technology as proprietary. We have taken steps to protect them with patents, copyrights, trademarks, restrictions on disclosure and other methods. Despite these precautions, we cannot be certain that third parties will not infringe or misappropriate our proprietary rights or that third parties will not independently develop similar products, services and technology. Any infringement, misappropriation or independent development could cause us to cease operations.

      We have an issued patent and have filed six patent applications with respect to various aspects of our technology. The pending patent applications may not be issued to us, and if issued, may not protect our intellectual property from competition which could seek to design around or invalidate these patents. Our failure to adequately protect our proprietary rights in our products, services and technology could harm our business by making it easier for our competitors to duplicate our services.

      We may have to resort to litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or defend ourselves from claims of infringement, invalidity or unenforceability. Litigation may be expensive and divert resources even if we win. This could adversely affect our business, financial condition and operating results such that it could cause us to reduce or cease operations.

      OTHER  PARTIES  MAY  ASSERT  THAT  OUR   TECHNOLOGY   INFRINGES  ON  THEIR
INTELLECTUAL PROPERTY RIGHTS, WHICH COULD DIVERT MANAGEMENT TIME AND RESOURCES AND POSSIBLY FORCE OUR COMPANY TO REDESIGN OUR TECHNOLOGY

      Technology-based companies, such as ours, have the potential of litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright and other intellectual property rights to technologies that are important to us. While there currently are no outstanding infringement claims pending by or against us, we cannot assure you that third parties will not assert infringement claims against us in the future, that assertion by such parties will not result in costly litigation, or that they will not prevail in any such litigation. In addition, we cannot assure you that we will be able to license any valid and infringed patents from third parties on commercially reasonable terms or, alternatively, be able to redesign products on a cost-effective basis to avoid infringement. Any infringement claim or other litigation against or by us could have a material adverse effect on us and could cause us to reduce or cease operations.

      WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGES, WHICH COULD RENDER OUR PRODUCTS LESS COMPETITIVE OR OBSOLETE

      Changes in technology, changes in customer requirements and preferences, introduction of products and services embodying new or different technologies and the emergence of new industry standards and practices could render our existing technology and products less competitive or obsolete. Our future success will depend on our ability to enhance and improve the responsiveness, functionality, accessibility and features of our technology and products. We expect that we will need to develop extensive technological upgrades and enhancements to accommodate many of the new products and services that we anticipate will be required by our customers. We cannot assure you that we will be able to expand and upgrade our technology and systems, or successfully integrate new technologies or systems we develop in the future, to accommodate such increases in a timely manner.

      WE MAY NOT EFFECTIVELY MANAGE THE GROWTH NECESSARY TO EXECUTE OUR BUSINESS PLAN, WHICH COULD ADVERSELY AFFECT THE QUALITY OF OUR OPERATIONS AND OUR COSTS

      In order to successfully execute our business plan, we must significantly increase the number of strategic partners, manufactures, dealers, distributors and customers that use our products. This growth will place significant strain on our personnel, systems and resources. We also expect that we will continue to hire employees, including technical, management-level employees, and sales staff for the foreseeable future. This growth will require us to improve management, technical, information and accounting systems, controls and procedures. We may not be able to maintain the quality of our operations, control our costs, continue complying with all applicable regulations and expand our internal management, technical information and accounting systems in order to support our desired growth. We cannot be sure that we will manage our growth effectively, and our failure to do so could cause us to reduce or cease operations.

ITEM 7 - FINANCIAL STATEMENTS

      The Financial Statements of the Company and the accompanying notes thereto, and the independent auditor's report are included as part of this Form 10-KSB and immediately follow the Signatures Page of this Form 10-KSB.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no disagreements with our independent accountants over any item involving the Company's financial statements. Our independent accountants are Grant Thornton LLP, 101 East Kennedy Blvd, Tampa, Florida 33602-5154.

ITEM 8(A) CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subject to their evaluation.

      The nature of the business and the size of the Company have prevented the Company from being able to employ sufficient resources to enable it to have an adequate segregation of duties within its internal control system. This condition is considered a reportable condition and has been discussed with the audit committee. The Company will continue to monitor and assess the costs and benefits of additional staffing in the accounting area.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board. There are no family relationships between any of the officers or directors of the Company.

      The directors, executive officers, and significant employees of the Company, are as follows:

                                                         Positions and Offices Presently
     Name                         Age                        Held with the Company
-----------------------         -------               -----------------------------------------------
Joseph F. Movizzo                 60                   Director
Herbert M. Lustig                 51                   Director, President & CEO
Edmund C. King                    69                   Director, Chief Financial Officer, Secretary
                                                       And Treasurer
Robert Knight                     47                   Director
Stephen A. Michael                56                   Director  and Chairman
Gregory J. Newell                 54                   Director
John E. Scates                    47                   Director
Charles A. Yanak                  47                   Vice President Marketing, Sales, &
                                                       Business Development

      There are no family relationships among any directors, executive officers or significant employees.

      JOSEPH F. MOVIZZO joined the Company's Board of Directors in May 2003. From 1965 to 1998, Mr. Movizzo served in various positions at the IBM Corporation. His positions included serving as a General Manager of IBM Global Services Consulting Group, which he helped form, and creating and managing IBM China/Hong Kong Corporation. From March 1998 to the present, Mr. Movizzo has been self-employed primarily as a business consultant in textiles, financial services, data services and government. From May 2000 to the present, Mr. Movizzo has also served as an independent Director non-executive Chairman of ManageSoft Corporation headquarted in Boston, MA. He was elected non-executive Chairman of that entity in November 2002. Mr. Movizzo holds BS and MS degrees in Nuclear Engineering from the University of Wisconsin - Madison.

      HERBERT M. LUSTIG joined the Company in November of 2003 as Chief Operating Officer. In December of 2003 he joined the Invisa Board of Directors and on January 1, 2004, he was appointed the Company's President and CEO. From November 2002 to October 2003, Mr. Lustig was principal at Techmark Group, a consultancy providing technology and market development assistance for corporations. From June 2000 to November 2002 he served as President and CEO of Expanse Networks, an ePrivacy software developer. From June 1996 to May 2000, he was Vice President, then Sr. Vice President of Marketing & Business Development within the Security and Fire Solutions manufacturing businesses of Honeywell International. Prior to that, Mr. Lustig held executive positions at General Instrument Corporation, Booz Allen Hamilton, and Communications Satellite Corporation (COMSAT). Mr. Lustig holds an MBA from the Wharton School of the University of Pennsylvania and a BS in Biochemistry from the University of Massachusetts at Amherst.

     EDMUND C. KING has served as our Chief Financial Officer and Director since February 9, 2000. Mr. King has had a distinguished career in accounting and financial assistance to various industries. Until October 1, 1991, Mr. King was a partner in Ernst & Young, an international accounting and consulting firm. While at Ernst & Young, Mr. King was that firm's Southern California senior healthcare partner and prior to that directed the Southern California healthcare practice for Arthur Young & Company, one of the predecessor firms of Ernst & Young. During his 30 years with Ernst & Young, Mr. King counseled clients in structuring acquisitions and divestitures; advised on the development of strategic plans, resulting in implementation of successful business strategies; directed the preparation of feasibility studies; assisted with operational and financial restructuring; directed and supervised audits of client financial statements; and provided expert witness testimony and technical SEC consultation. Commencing in 1999, Mr. King became a financial consultant to SmartGate, L.C. that we acquired in February 2000. Mr. King has served as Chief Financial Officer and Director of SmartPlug, Inc. since November 2000 and Chief Financial Officer and Director of FlashPoint International, Inc. since October 2001. From January 1992, Mr. King has been a general partner of Trouver, an investment banking and financial consulting partnership. Mr. King is also a member of the Board of Directors of LTC Properties, Inc., an NYSE listed real estate investment trust.

      Mr. King is a graduate of Brigham Young University, having served on the National Advisory Council of that school's Marriott School of Management, and has completed a Harvard University management course sponsored by Ernst & Young. Mr. King also has served as Chairman of the HFMA's Long-Term Care Committee (Los Angeles Chapter) and is a past member of the National Association of Corporate Directors. He holds CPA certificates in the states of California and Utah. Mr. King has lectured and written extensively on healthcare industry financial matters.

      ROBERT KNIGHT has served as a Director of the Company since July 1998. Mr. Knight served as President and Secretary-Treasurer of the Company from 1998 until February 2000. Mr. Knight serves as Treasurer and Director of Advertain On-Line Inc. a position he has held since March 14, 2000. From September 1, 1998 to June 23, 1999 he served as President, Secretary - Treasurer and Director of Silverwing Systems Corporation. From September 1, 1998 Mr. Knight served as President and Director of Centaur BioResearch, Inc. From November 1997 Mr. Knight has served as President and Director of Peregrine Mineral Resources Group, Inc. From June 24, 1997 to February 1, 1999, he was the President and Director of ANM Holdings Corporation. From March 24, 1997 to July 1, 1998, Mr. Knight was President and director of AFD Capital Group. From November 12, 1996 to February 1, 1999, Mr. Knight was President and director of Biologistics, Inc. In November 1995 to September 1996 Mr. Knight was President and Director of BioQuest, Inc. (formerly Victoria Enterprises, Inc.). At the completion of the merger between Victoria Enterprises, Inc. and BioQuest, Inc., Mr. Knight resigned as President, Secretary and Treasurer but remained a director until May 1998. Additionally, Mr. Knight has served as a Director of FlashPoint International, Inc. since October 2001. Mr. Knight has 15 years of experience in the public company arena and corporate finance.

      Mr. Knight completed a Masters in Business Administration, December 31, 1998 from Herriot-Watt University.

      STEPHEN A. MICHAEL has served as a Director since February 9, 2000 and as President from that date through November 6, 2003. Subsequent to that date Mr. Michael had served as Chairman. Mr. Michael attended the School of Engineering at Ohio State University. Upon returning from military service in Vietnam, he attended the Schools of Business/Marketing at both Ohio State University and Franklin University. Mr. Michael has also attended the University of Wisconsin School of Engineering to acquire certification in the area of High Energy Surge Suppression and New York University School of Engineering for Advanced Studies in FRP (Fiber Reinforced Plastic) and Composites Engineering. Mr. Michael has served as President and Director of SmartGate, L.C. since January 1997. SmartGate, L.C. became one of our subsidiaries in February 2000. Additionally, he has served as President and Director of SmartPlug, Inc. since January 1997 and President and Director of FlashPoint International, Inc. since October 2001. Mr. Michael has devoted a significant portion of his career to developing functional products, including participating in the development and marketing of the Panasonic Auto Sound-Car dealer system, the Fuzz Buster and the Sears KingFisher Boat.

      Ambassador GREGORY J. NEWELL has served as a Director of the Company since June 13, 2002. Ambassador Newell is an international business development strategist and former: U.S. Ambassador; U. S. Assistant Secretary of State; and White House Commissioned Officer, having served under four U.S. Presidents. From 1992 to the present, Ambassador Newell has served as President of International Commerce Development Corporation in Provo, Utah, an international business-consulting firm. From 1989 to 1991, Ambassador Newell served as President and International Development Strategist of Dow, Lohnes & Albertson International, a subsidiary of one of Washington, D.C.'s oldest and largest law firms. Ambassador Newell was U.S. Ambassador to Sweden from 1985 to 1989. Prior to that he was U.S. Assistant Secretary of State for International Organizational Affairs serving as the senior U.S. government official responsible for the formulation and execution of U.S. multilateral foreign policy in 96 international organizations including the United Nations, where he served as senior advisor to the 37th, 38th, 39th and 40th United Nations General Assemblies. He served as Director of Presidential Appointments and Scheduling and Special Assistant to President Ronald Reagan and Staff Assistant to

President Gerald R. Ford. Ambassador Newell has also served on the boards of the Landmark Legal Foundation, Sutherland Institute and the Swedish-American Chamber of Commerce.

      JOHN E. SCATES, a garage door industry engineer and consultant, was appointed to the Company's Board of Directors on June 27, 2002. From June 1997 to the present, Mr. Scates has been President and Owner of Scates, Inc., a product design and failure analysis consultancy in Carrollton, Texas. From May 1993 to May 1997, Mr. Scates served as Manager of Research and Development for Windsor Door, Little Rock, Arkansas. From February 1985 to May 1993, Mr. Scates served as Manager of Structures at Overhead Door R & D/engineering, Dallas, Texas. Mr. Scates earned a BS Degree in Mechanical Engineering, Summa Cum Laude from Texas A & M University in 1979. Mr. Scates is licensed as a Professional Engineer in Texas, Florida and North Carolina.

      CHARLES A. YANAK joined the Company in March 2004 as Vice President Marketing and Sales. From January 2002 to March 2004 he was VP Sales & Marketing for BioLink Technologies, a small enterprise security company in "turnaround" mode. From 1997 to December 2001, Mr. Yanak was Director of Product Marketing and Business Development for Iridian, Inc., a leading biometric company specializing in iris recognition technology. Mr. Yanak has more than 25 years of experience leading the successful development, commercialization, sales and licensing of systems and technology for security, electronics and industrial companies. In addition to Iridian, Mr. Yanak has held executive level sales and marketing positions at organizations such as SOUTHCO Inc. (a developer/manufacturer of engineered access solutions), Avery Dennison (a global supplier of barcode systems), and Mars Electronics.

      Mr. Yanak earned his M.B.A. in Marketing at Temple University, as well as an M.S. in Systems Engineering and a B.S. in Mechanical Engineering from Drexel University. Mr. Yanak is a co-inventor on one U.S. patent awarded.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers to send reports of their ownership of the equity securities of the Company and of changes in such ownership to the SEC. SEC regulations also require the Company to identify in this Annual Report on Form 10-KSB any person subject to this requirement who failed to file any such report on a timely basis.

      The form 3's to be filed by the persons and entities listed below were due January 2, 2003 and were filed later in January, 2003.

      Samuel S. Duffey         Stephen A. Michael      Spencer Charles Duffey
      Edmund C. King           Robert Knight             Irrevocable Trust
      John E. Scates           Gregory J. Newell       Elizabeth Rosemary Duffey
                                                             Irrevocable Trust

      A Form 4 to be filed by Gregory J. Newell by July 2, 2003 to report vesting of an option was filed on September 18, 2003.

      Form 4's to be filed by John F. Scates by May 19, 2003 and July 2, 2003, respectively, to report vesting of options were filed by July 16, 2003.

CODE OF ETHICS

      The Company's Board of Directors has adopted a Code of Business Conduct and Ethics and Compliance Program which is applicable to the Company and all its directors, officers and employees, including the Company's principal executive officer and principal financial officer, principal accounting officer or comptroller, or other persons performing similar functions.

ITEM 10 EXECUTIVE COMPENSATION

      The following table provides certain summary information concerning compensation paid to our executive officers, directors and significant employees for the years stated.

                          SUMMARY COMPENSATION TABLE(1)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             LONG TERM COMPENSATION
                         ANNUAL COMPENSATION                                                         AWARDS

           (A)                 (B)              (C)               (D)              (E)               (F)               (G)

        NAME AND                                                               OTHER ANNUAL                        SECURITIES
   PRINCIPAL POSITION          YEAR                              BONUS         COMPENSATION      RESTRICTED        UNDERLYING
                                               SALARY                                                               OPTIONS/
                                                                  ($)              ($)              STOCK              (#)
                                                ($)                                               AWARD(S)
                                                                                                     ($)
-----------------------------------------------------------------------------------------------------------------------------------
Herbert M. Lustig              2003          32,500(2)          -------           ------           ------           1,400,000
President & CEO
Stephen A. Michael             2003          120,000(3)         -------         43,050(4)          8,400(3)          ------------
Director                       2002          120,000(4)        30,000(9)         8,400(4)          ------            300,000
                               2001          120,000(9)                         65,444(9)        140,000(9)          ------
William W. Dolan               2003          120,000(5)         -------          4,800(5)          ------            200,000
                               2002         120,000 (6)        10,000(6)         4,800(6)          ------            100,000
                               2001           63,750(10)        -------         17,461(10)       35,000(10)         --------
Edmund C. King                 2003          120,000(7)         -------         ---------          ------            200,000
Secretary, CFO,                2002          120,000(8)         -------         22,500(8)          ------            125,000
Treasurer & Director           2001           -------           -------         39,985(11)       17,500(11)          ------


[Continued from above table, first column(s) repeated]


                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
       (A)                             (B)                            (C)
---------------------             -------------                -----------------
                                       LTIP                        ALL OTHER
    NAME AND                         PAYOUTS                     COMPENSATION
PRINCIPAL POSITION                     ($)                            ($)
---------------------             -------------                -----------------
Herbert M. Lustig                    -------                       -------
President, CEO and
Director

Stephen A. Michael                   30,000                        -------
Director

William W. Dolan                     -------                       3,200

Edmund C. King                       -------                       -------
Secretary, CFO,
Treasurer and
Director


(1) For all individuals named in the foregoing table, compensation reflected is the aggregate of compensation paid by both the Company and SmartGate, L.C. for the period stated.

(2) Mr. Lustig commenced employment in November 2003. Salary paid to him totaled $32,500 in 2003. He is currently being paid at an annual rate of $195,000.

(3) During the year 2003, Mr. Michael earned a base salary of $120,000, none of which was paid in cash; other annual compensation comprised a car allowance paid in cash.

(4) During the year 2002, Mr. Michael was paid the following compensation: (i) $80,000 of Mr. Michael's $120,000 base salary was paid in cash and $40,000 was not paid and accrues; (ii) $16,000 of the bonus was paid in cash and $27,050 was not paid and accrues; (iii) other annual compensation consisted of a car allowance of which $5,600 was paid in cash and $2,800 was not paid and accrues; and (iv) all other compensation consisted of a cash payment of $25,000 in previously unpaid bonuses that had accrued during prior years, and a cash payment of $30,000 in previously unpaid back salary that had accrued during prior years.

(5) During the year 2003, Mr. Dolan earned a base salary of $120,000 of which $30,000 was paid and the remainder accrues; other annual compensation comprised a car allowance paid in cash.

(6) During the year 2002, Mr. Dolan was paid the following compensation: (i) $80,000 of Mr. Dolan's $120,000 base salary was paid in cash and $40,000 was not paid and accrues; (ii) the bonus of $10,000 was not paid and accrues; (iii) other annual compensation consisted of a car allowance of which $3,200 was paid in cash and $1,600 was unpaid and accrues; and (iv) all other annual compensation consisted of a cash payment of $3,200 in unpaid car allowance which had accrued from the prior year.

(7) During the year 2003, Mr. King earned a base salary of $120,000 of which $30,000 was paid in cash in the form of a consulting fee through Teasdale Corporation, which is controlled by Mr. King; and the remainder accrues.

(8) During the year 2002, Mr. King was paid the following compensation: (i) Commencing in October 2002, Mr. King went on full-time salary at the annual base rate of $120,000, of which only $7,500 was paid in cash during the period of its commencement in October 2002 through December 2002, and $22,500 of the salary due during that three-month period was not paid and accrues. From January 2002 through September 2002, Mr. King's compensation was not paid in salary, but was paid in the form of a monthly consulting fee at $2,500 per month as further described in (ii) next: (ii) this represents the compensation that Mr. King was paid in cash in the form of a monthly consulting fee at $2,500 per month as described in (i) above for the months of January 2002 through September 2002. This compensation was paid to Mr. King through Teasdale Corporation, which is controlled by Mr. King and which provided consulting services to the Company.

(9) During the year 2001, Mr. Michael was paid the following compensation: (i) $120,000 base salary paid in cash; (ii) $30,000 bonus paid in cash; (iii) other annual compensation paid in cash consisting of an $8,400 car allowance and $57,044 as a cash reimbursement for the payment of taxes associated with the restricted stock award granted to Mr. Michael during the year; (iv) 40,000 shares of stock pursuant to a restricted stock award issued in 2001 which was valued at $3.50 per share on the date of grant; and (v) a long-term incentive plan award of $30,000 in the form of accrued salary which will not be paid until the Company has achieved adequate capitalization as determined by the independent members of the Board of Directors (the "Condition to Payment").

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

(11) During the year 2001 Mr. King was paid the following compensation: (i) $9,985 as a cash reimbursement for the payment of taxes associated with the restricted stock award granted to Mr. King during the year, and $30,000 paid in cash for consulting services provided during 2001. This compensation for the consulting services was paid to Mr. King through Teasdale Corporation, which is controlled by Mr. King and which provided consulting services to the Company; and (ii) 5,000 shares of stock pursuant to a restricted stock award which was issued in 2001 which was valued at $3.50 per share on the date of grant.


                   OPTIONS/SAR GRANTS IN LAST FISCAL YEAR 2003

                                                PERCENT OF TOTAL
                                                OPTIONS/SARS
                                                GRANTED TO
                         NO. OF OPTIONS         EMPLOYEES IN                     EXPIRATION DATE
NAME                        GRANTED             FISCAL YEAR        EXERCISE          PRICE
---------------------------------------------------------------------------------------------------
William W. Dolan              200,000                8.1             3.35           10/15/13
Edmund C. King                200,000                8.1             3.35           10/15/13
Herbert M. Lustig           1,400,000               56.5             3.41           11/05/13

Aggregated option exercises in 2003 and 2003 year-end option values are as follows:


                       SHARES                 NUMBER OF SECURITIES UNDERLYING
                      ACQUIRED                  OPTIONS AT FISCAL YEAR END    VALUE OF UNEXERCISED IN-THE-MONEY
      NAME AND           ON         VALUE                   (#)                       OPTIONS AT FISCAL
PRINCIPAL POSITION    EXERCISE     REALIZED                                            YEAR END ($)(1)
-----------------------------------------------------------------------------------------------------------------
                         (#)         ($)         Exercisable    Unexercisable    Exercisable
Unexercisable
Stephen A. Michael,
Director and            -----       -----         600,000          -----          165,000           -----
Chairman

 Samuel S. Duffey,
  Former Chairman
and Director(2)         -----       -----         600,000          -----          165,000           -----
William W. Dolan
                        -----       -----         253,333          66,667         40,000            -----
Edmund C. King,
Director                -----       -----         483,333          41,667         154,167           2,083
and CFO

Herbert M. Lustig,
Director and
President               -----       -----          -----        1,400,000                          196,000

(1) The fair market value is based upon the closing bid price of the Company's common stock on December 31, 2003 at $3.55 per share, as reported by NASD OTC BB.

(2) 300,000 of these options were issued to Duffey & Dolan, P.A., a professional corporation controlled by Mr. Duffey that earned consulting fees for providing services to the Company.

STOCK COMPENSATION PLAN - 2000

      Pursuant to the Company's 2000 Plan, the below named directors, officers, and significant employees were among the persons (or entities) who received stock options for providing services to the Company. Pursuant to the 2000 Plan and the Option Agreements, the exercise price is the average market price of our stock during the ten-day period prior to the Option grant. All of the below-described options with the exception of the options issued to Duffey & Dolan,

P.A. and John E. Scates are exercisable for a period of seven years from the date of grant; provided however, the shares which may be purchased are subject to vesting as follows: one-third of the shares vests on the grant date; another one-third of the shares vest one year from the grant date; and the final one-third of the shares vests two years from the grant date, provided the consultant or employee remains an officer, director, consultant or employee of the Company on the vesting dates. The options granted to Duffey & Dolan, P.A. and John E. Scates vests as follows: one-third of the shares vest on the first anniversary of the grant date; another one-third of the shares vests on the second anniversary of the grant date; and the final one-third of the shares vests on the third anniversary of the grant date, provided the holder remains an officer, director, consultant or employee of the Company on the vesting dates.

      On July 26, 2000, options were granted at an exercise price of $3.00 per share as follows:

         Stephen A. Michael........   300,000 Shares
         Duffey & Dolan, P.A.......   300,000 Shares
         Edmund C. King............   200,000 Shares
         Robert Knight.............   150,000 Shares

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

      The total number of shares that may be purchased pursuant to options granted under the 2000 Plan, including those set forth above, is 1,200,000 shares (this includes 10,000 additional shares which may be issued to a consultant if certain performance conditions are met), of which all are vested except for 6,666 which are not yet vested. There will be no additional options granted under this 2000 Plan.

STOCK COMPENSATION PLAN - 2002

      On January 22, 2002, pursuant to the Company's 2002 Plan, the below named directors, officers and significant employees were among the persons who received stock options for providing services to the Company. Pursuant to the 2002 Plan and the Option Agreements, the exercise price was the fair market value of the Company's common stock on the date of grant. The 2002 Plan provided for both qualified and non-qualified options. All of the options that were issued on January 22, 2002 are exercisable for a period of five years from the date of grant; provided however, the shares which may be purchased are subject to vesting as follows: one-third of the shares vest on the first anniversary of the grant date; another one-third of the shares vests on the second anniversary of the grant date; and the final one-third of the shares vests on the third anniversary of the grant date.

      The options granted on January 22, 2002 were at exercise prices of $3.85 and $3.50 per share as follows:

              Stephen A. Michael               300,000 shares             $ 3.85
              Samuel S. Duffey                 300,000 shares             $ 3.85
              Edmund C. King                   125,000 shares             $ 3.50
              Robert Knight                     75,000 shares             $ 3.50
              William W. Dolan                 100,000 shares             $ 3.85
              Jeffrey Jones                     25,000 shares             $ 3.50
              Robert Fergusson                  25,000 shares             $ 3.50

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

      The total number of shares that may be purchased pursuant to options granted under the 2002 Plan, including those set forth above, is 1,205,000 shares, of which 972,499 are vested and 232,501 are not vested. There will be no additional options granted under this 2002 Plan.

STOCK COMPENSATION PLAN - 2003

      The Company's Board of Directors adopted a 2003 Incentive Plan ("2003 Plan") on January 2, 2003 and which was approved by the Company's shareholders on January 3, 2003. Under the 2003 Plan, the Company has reserved 1,500,000 shares of its common stock for awarding to eligible current and prospective employees, consultants and directors. The 2003 Plan provides for both qualified and non-qualified options. It is anticipated that options which may be granted under the 2003 Plan will be subject to vesting schedules. The exercise price of options granted under the 2003 Plan will be the fair market value of the Company's common stock on the date of grant. The 2003 Plan shall continue until the earlier of: (i) its termination by the Company's Board of Directors; or (ii) the date on which all shares of common stock available for issuance under the 2003 Plan have been issued and all restrictions on such shares under the terms of the 2003 Plan and the option agreements have lapsed; or (iii) ten years from the 2003 Plan s adoption date.

      On May 13, 2003, Mr. Movizzo was granted an option under the 2003 Plan to purchase 80,000 shares of the Company's common stock at $3.00 per share. The option has a term of seven years, and beginning June 30, 2003, vests in equal quarterly installments of 5,000 shares each over 16 quarters. On November 6, 2003, Mr. Lustig was granted an option under the Plan to purchase 1,400,000 shares of the Company's common stock at $3.41 per share, which vests 233,340 shares on June 30, 2004 and 116,666 shares on September 30, 2004 and on each quarter thereafter. This option has a term of ten years and is not forfeitable during this term. The terms of Mr. Lustig's options were negotiated as part of his employment contract.

STOCK COMPENSATION PLAN - 2003 - A

      In October 2003, the Company's Board of Directors adopted its 2003-A Incentive Plan. Under the Plan, the Company has reserved 1,000,000 shares of its common stock to issue to eligible current employees of the Company. On October 15, 2003 employees were granted options under the Plan to purchase 1,000,000 shares of the Company's common stock at $3.35 per share. The options have a term of ten years and vested fully at January 1, 2004.

COMPENSATION OF DIRECTORS

      The Company is currently establishing a formal plan for compensating its Board of Directors. Currently, directors are reimbursed for actual expenses incurred in connection with performing duties as directors and do not receive compensation for attendance at meetings, except that Messrs. Newell, Scates and Movizzo are each entitled to be paid an annual director's fee of $10,000 which has not yet been paid and accrues. Further, from time to time, directors are granted options under the Company's various stock option plans, as reflected above in Item 10.

         EMPLOYMENT AGREEMENTS

      The Company has entered into employment agreements with the following officers:

      HERBERT M. LUSTIG - Mr. Lustig's Employment Agreement provides for an annual base salary of $195,000 and, within 90 days of executing the Agreement a $15,000 lump sum moving allowance. The Agreement also provides for four (4) weeks of paid vacation and entitlement to participate in any group plans or programs maintained by the Company, such as health insurance, etc. The term of the contract is 38 months, which ends January 5, 2007. In the event of early termination of the Agreement by the Company, Mr. Lustig would receive a severance consisting of base salary, bonuses and benefits that otherwise would have been due him during the 12 month period following the date of such termination, paid in a lump sum. As part of the Employment Agreement, Mr. Lustig entered into a Covenant Not to Compete and Confidentiality Agreement that are attached to the Employment Agreement.

      EDMUND C. KING - Mr. King's contract provides for an annual base salary of $120,000. Annually the Board of Directors reviews the base salary for potential increases based upon performance of the Company. Additionally, Mr. King is entitled to receive a bonus, as determined from time to time, by the Company's Board of Directors. The Agreement also provides for six (6) weeks of paid vacation and entitlement to participate in any group plans or programs maintained by the Company, such as health insurance, etc. The contract is for a term of three (3) years, which ends in February 2006. In the event of early termination of the Agreement by the Company, Mr. King would receive a severance consisting of base salary, bonuses and benefits that would have been due him during the remaining contract term following the date of such termination, paid in the same intervals as paid under the contract. Also, in the event of death, Mr. King s estate shall receive an amount equal to the base salary for the remaining term of the Agreement which may be payable at the same intervals as the compensation would have been paid had the employment not been terminated by death. As part of the Employment Agreement, Mr. King entered into a Covenant Not to Compete and Confidentiality Agreement that are attached to the Employment Agreement. Mr. King is currently receiving $30,000 per year and the balance is being accrued by the Company.

      CHARLES A. YANAK - Mr. Yanak's Employment Agreement provides for an annual base salary of $150,000 and, for the first 12 months of the Agreement, a $1500 per month living allowance. The Agreement also provides for three (3) weeks of paid vacation and entitlement to participate in any group plans or programs maintained by the Company, such as health insurance, etc. The term of the contract is 36 months, which ends March 24, 2007. In the event of early termination of the Agreement by the Company, Mr. Yanak would receive a severance consisting of base salary, bonuses and benefits that otherwise would have been due him during the 6 month period following the date of such termination, paid in a lump sum. As part of the Employment Agreement, Mr. Yanak entered into a Covenant Not to Compete and Confidentiality Agreement that are attached to the Employment Agreement.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of shares of our common stock, as of December 31, 2003, of (i) each person known by us to beneficially own 5% or more of such shares; (ii) each of our directors, executive officers, and significant employees named in the Summary Compensation Table; and (iii) all of our current executive officers, directors, and significant employees as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

 NAME AND ADDRESS OF       AMOUNT AND NATURE OF SHARES
 BENEFICIAL OWNER(1)         BENEFICIALLY OWNED(2)           PERCENTAGE OWNED(2)
William W. Dolan(3)                      4,819,228                    25.4%
Stephen A. Michael(4)                    4,858,446                    25.1%
H.R. Williams(5)                         1,183,486                     6.2%
Samuel S. Duffey(6)                        949,572                     4.9%
Edmund C. King(7)                          685,373                     3.6%
Robert Knight(8)                           300,000                     1.6%
Gregory J. Newell(9)                       105,000                      .6%
John E. Scates(10)                          96,666                      .5%
Joseph F. Movizzo(11)                      187,286                     1.0%
G.M. Capital Partners, Ltd.(12)          1,223,000                     6.2%


     All directors, executive officers and significant employees as a group (10) persons) 14,408,058 shares, 64% (approx.)

(1). The business address for Mr. Dolan is 3440 Gulf of Mexico Drive, Sarasota, Florida 34228; for Mr. Michael, 4400 Independence Court, Sarasota, Florida 34234; for Mr. Williams, 7954 Royal Brikdale Circle, Bradenton, FL 34202;and for G.M. Capital Partners Ltd., 2755 Lougheed Highway, Suite 620, Port Coquitlam, B.C. V3B 5Y9, Canada.

(2). The percentage calculations are based on 18,767,582 shares that were outstanding as of December 31, 2003 plus the respective beneficial shares. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of December 31, 2003 are deemed outstanding for computing the number and the percentage of outstanding shares beneficially owned by the person holding such options but are not deemed outstanding for computing the percentage beneficially owned by any other person.

(3). Includes:  (i) 1,958,334 shares held by Mr. Dolan as Trustee of the Spencer
     C. Duffey Irrevocable Trust, a Trust created by Samuel S. Duffey, for his son; (ii) 1,958,334 shares held by Mr. Dolan as Trustee of the Elizabeth R. Duffey Irrevocable Trust, a Trust created by Samuel S. Duffey, for his daughter; (iii) 117,286 shares held by Mr. Dolan as Trustee of the Grace Duffey Irrevocable Trust, a Trust created by Samuel S. Duffey, for his former spouse; (iv) 551,941 shares owned by William W. Dolan; (v) Mr. Dolan s options to purchase 213,333 shares.

(4). Includes options to purchase 600,000 shares.

(5). Includes 611,603 shares and options to purchase 446,804 shares held by the H.R. Williams Family Limited Partnership (Partnership) and 125,079 shares held in the name of H.R. Williams individually

(6). Includes 234,572 shares owned by Mr. Duffey s spouse, 40,000 shares along with options to purchase 300,000 shares held by Duffey & Dolan, P.A., an entity controlled by Mr. Duffey, an option to purchase 300,000 shares owned by Mr. Duffey, and 75,000 shares owned by the Pharis Duffey Family Foundation (Foundation), a charitable entity controlled by Mr. Duffey and his two adult children. Mr. Duffey disclaims beneficial ownership of the Foundation and Trusts set forth in footnote number (3) above in which Mr. Dolan serves as Trustee.

(7). Includes 197,040 shares held in Mr. King`s name, 5,000 shares held in the name of the King Family Trust, and Mr. King's options to purchase 483,333 shares.

(8). Includes 4,200 shares and options to purchase 300,000 shares.

(9). Includes options to purchase 105,000 shares.

(10) Represents options to purchase 96,666 shares.

(11) Includes 97,286 shares and options to purchase 90,000 shares.

(12) Includes 335,000 shares and options to purchase 888,000 shares.

                                    ADVISORS

      Set forth below are Advisors who have been engaged by the Company and a description of the compensation arrangements with said Advisors.

INDUSTRY ADVISORY BOARD

      The Company has established an Industry Advisory Board to consist of industry experts and persons held in high regard within their industry. The Advisory Board currently has two members who are available on a limited basis to provide industry or market input as requested by the Company's officers and directors. The Industry Advisory Board provides a consultative function and is not part of the Company's Board of Directors, which is discussed elsewhere in this document.

      Advisory Board Member, Linda Kauffman, the former Chairman of the Board of the International Parking Institute, provides the Company with expertise in the parking and traffic control industry. Ms. Kauffman provides consulting services on an "as available" basis and as compensation, was granted an Option in June 2001 to purchase 10,000 shares of the Company's common stock at $4.34 per share. The Option vests over a period of three years with one-third of the shares becoming eligible to purchase on each anniversary date of the grant, provided Ms. Kauffman has remained a consultant with the Company on the anniversary date. The Option's term is seven years.

      Advisory Board Member, Duane Cameron, is a member of the parking industry. Mr. Cameron provides consulting services on an "as available" basis and as compensation, was granted an option to purchase 10,000 shares of the Company's common stock at $3.00 per share. The Option was granted in July 2000. The Option is subject to vesting where one-third of the shares became eligible to purchase on the grant date, the second one-third on the anniversary date of grant, and the third one-third of the shares will become eligible for purchase on the second anniversary date of grant, provided Mr. Cameron has remained a consultant with the Company on the anniversary dates. Also in July 2000, Mr. Cameron was granted the right to be issued an additional option for the purchase of 10,000 shares at $3.00 per share if, as a result of the efforts of Mr. Cameron, the Company enters into contractual relationships with certain entities in the parking industry.

OTHER ADVISORS

      In January 2002, the Company engaged Hawk Associates, Inc. to provide investor relations consultation and services pursuant to an Engagement Agreement with an initial term of six and one-half months with an ongoing relationship thereafter which can be terminated by either party upon 30 days notice. Hawk Associates, Inc. is paid a fee of $6,600 per month and $400 per month to cover routine costs. Additionally, in January 2002, Hawk Associates, Inc. was granted an option to purchase up to 50,000 shares of the Company's common stock at a purchase price of $7.25 per share. The Option is exercisable for a period of seven years, and is subject to a vesting schedule over the initial 24-month period where 6,250 shares are released and become eligible for purchase at the end of each quarterly period during the 24-month vesting term, provided the Engagement Agreement between the Company and Hawk Associates, Inc. has remained in effect at the end of the quarterly period then in effect. The Company terminated this Agreement in August 2003.

      Also in 2002, the Company extended its international investor relations consultant arrangement with G.M. Capital Partners, Ltd. to assist in investor relations and capital formation from potential investors, who are neither U.S. citizens nor U.S. residents (see Item 12 "Certain Relationships and Related Transactions" for a description of compensation and related transactions).

      In March 2003, the Company engaged Crescent Fund, Inc. as a financial consultant to provide investor-related consulting services. Pursuant to this Consulting Agreement, the Company has issued 14,285 shares of its authorized, but unissued common stock, and may issue additional shares at the rate of 7,142.5 shares per month for the term that the Agreement continues. The Company terminated this engagement in August 2003.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      For information regarding securities authorized for issuance under Equity Compensation Plans, and the equity compensation plan information table see Item 5.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Pursuant to a Merger, on February 26, 2002, we acquired Radio Metrix Inc., a Florida corporation. Radio Metrix Inc. was formed in 1992 by certain individuals who founded SmartGate, L.C. Radio Metrix Inc. became the exclusive worldwide licensee of the InvisaShield technology in 1992. It began research and development efforts following obtaining the exclusive worldwide license and in 1997, granted a sublicense limited to powered closure applications to SmartGate, L.C. The assets of Radio Metrix Inc. were acquired more than two years before its acquisition by Invisa, with the exception of a patent. The patent was purchased by Radio Metrix Inc. on January 8, 2002 pursuant to a Purchase
Agreement dated October 9, 2000. The purchase price paid by Radio Metrix Inc. for the patent was $1,200,000 of which $50,000 was paid by Radio Metrix Inc. as a deposit against the purchase price. The Radio Metrix Inc. agreement to purchase the patent required a closing, with payment, by January 8, 2002, which was before the closing of the planned acquisition of Radio Metrix Inc. by Invisa. Accordingly, as part of its acquisition of Radio Metrix Inc., Invisa loaned approximately $550,000 to Radio Metrix Inc. to enable Radio Metrix Inc. to timely close its purchase of the patent by paying the remaining $550,000 due at closing. In acquiring Radio Metrix Inc., Invisa acquired ownership of the patent and the $550,000 loan to Radio Metrix Inc. became an intercompany debt. The purchase price paid by the Company for Radio Metrix Inc. is discussed later in this section. Reference is made to Note B to the financial statements for additional information regarding the Company's $550,000 loan to Radio Metrix Inc.

      Pursuant to this acquisition, Radio Metrix Inc. was merged into a subsidiary, which we incorporated specifically for this transaction. Because each of the Radio Metrix Inc. shareholders had pre-existing relationships with us, the transaction was approved by the Board Members having no affiliation, stock ownership or other relationship with Radio Metrix Inc. (the "Independent Committee of Directors'). The Independent Committee of Directors was represented by legal counsel. Additionally, it received advice as to the financial fairness of the transaction from a national firm experienced in financial valuation and consulting. The relationships of our officers, directors or substantial shareholders with Radio Metrix Inc. at the date of the acquisition were:

                                                                            % OWNERSHIP IN         % OWNERSHIP IN
                        INVISA, INC.                RADIO METRIX INC.       RADIO METRIX INC.        INVISA, INC.
Stephen A. Michael      Director, Chairman and      Director, President,                42.5%                  22.82%
                        Shareholder                 and Principal
                                                    Shareholder
Elizabeth Duffey        Principal Shareholder       Principal Shareholder               21.3%                  10.33%
Irrevocable Trust(1)

Spencer Duffey          Principal Shareholder       Principal Shareholder               21.3%                  10.33%
Irrevocable Trust(1)

Samuel S. Duffey(1)     Shareholder of Invisa,      Officer and Director                                        1.90%
                        Inc. and founder,
                        manager and former
                        member of SmartGate,
                        L.C.

Robert T. Roth          Shareholder and former      Director and Shareholder            10.0%                   5.22%
                        manager and member of
                        SmartGate, L.C.

William W. Dolan(2)     Shareholder and former      Officer and Shareholder              4.9%                   3.02%
                        member of SmartGate,
                        L.C.


(1) These are family trusts created by Samuel S. Duffey for his adult children who are the beneficiaries.

(2) Mr. Dolan is the Trustee of the family trusts created for Mr. Duffey s adult children.

      At the closing of Invisa's purchase of Radio Metrix Inc., the patent was subject to a previous pledge as collateral for a twenty-four (24) month Promissory Note in the principal amount of $600,000, which was made by Radio Metrix Inc. when it purchased the patent. The party that sold the patent to Radio Metrix Inc. was not affiliated with either the Radio Metrix Inc. shareholders or Invisa. As a further result of the acquisition of Radio Metrix Inc., the Company eliminated its obligation to pay ongoing royalty fees in connection with its sale of powered closure safety products based upon the InvisaShield technology while expanding its access to all presence-sensing market categories outside of safety, including access to the security market and other markets (Technology Purchase from Radio Metrix Inc.).

      The aggregate consideration paid for the purchase of Radio Metrix Inc. through December 2003 was: (i) 3,685,000 shares of restricted common stock; (ii) $1,300,000 (plus accrued and unpaid interest) payable by two promissory notes consisting of: (a) a $500,000 promissory note, payable at 10% interest per annum until August 25, 2003, at which time the interest rate becomes 15%. This promissory note is due in one installment on February 25, 2006; and (b) an $800,000 promissory note payable at 15% interest due monthly, and all principal due in one installment on February 25, 2004. Both promissory notes may be prepaid without penalty. Neither promissory note is collateralized; and (iii) a

7% royalty on all revenue earned from the sale of products based upon the Radio Metrix Inc. technology other than safety products which constituted the Company's core business prior to the Merger. The royalty may be terminated by the Company for a one-time payment based upon appraisal. Additionally, Note B to the financial statements details obligations of Radio Metrix Inc., including approximately $175,000 in accrued compensation payable to stockholders of Radio Metrix Inc. that remained in place and was assumed by the Company at the acquisition of Radio Metrix Inc. As a result of an Amendment to the Radio Metrix Inc. Merger Agreement, no earn-out or other consideration will be paid by the Company except as described above.

In November 2003, the Company and two principal shareholders entered into new agreements to forgive and restructure certain notes receivable and notes payable, including those in connection with the Radio Metrix Inc. transaction. (See Item 6 "Management's Discussion and Analysis for Plan of Operations - Liquidity and Capital Resources").

      Pursuant to an agreement made in 1992 between Radio Metrix Inc. and an individual who introduced Radio Metrix Inc. to the inventors of the InvisaShield technology, Radio Metrix Inc. was obligated to pay up to $200,000 contingent upon sales. Under the Agreement, the obligation terminates when Radio Metrix Inc. has paid an aggregate of $200,000. The obligation arose out of an introduction to the inventors of the Radio Metrix Inc. Technology and the anticipation of future assistance to be provided by the finder in connection with the commercialization of the technology. In 1999, as a result of the unavailability of the finder, and the lack of any ongoing support from the finder, Radio Metrix Inc. asserted breach of the Agreement and provided notice of termination. The termination has not been contested, and the Company has had no contact with the finder following such termination.

      On February 9, 2000 we purchased SmartGate, L.C. principally from the same group of related parties that previously owned Radio Metrix Inc.. As a result, on February 9, 2000, we issued 7,743,558 shares of Invisa common stock to the SmartGate, L.C. members which represented approximately 74% of our outstanding capital stock at that date. As a result of this transaction, we agreed to subsequently make loans to certain of the SmartGate, L.C. members should same be required to fund IRS recapture tax obligations imposed as a result of this transaction. As a result of this obligation, in October 2001, we loaned approximately $74,384 to Mr. Michael, and approximately $71,810 to Mr. Duffey, pursuant to unsecured five-year Promissory Notes.

      We have the following royalty obligations:

      (i) We are obligated to pay to Carl Burnett, the inventor, a royalty of the smaller of $1.00 or 1% of the amount collected from the sale of each finished product in which the technology designed to eliminate or filter electronic interference is used. In instances where we license this technology independent of our other technology, a royalty of 10% of the licensed fees or royalties received is due. In instances where we license this invention as part of further potential technology other than the InvisaShield, a royalty of 1% of the licensed fees or royalties received is due. We currently utilize this invention only in our safety products and we do not currently anticipate using this invention in other product categories;

      ii) We are obligated to pay a royalty equal to two percent of net profits from the sale of InvisaShield safety products for parking gates, sliding gates and overhead doors, and all other authorized products using the technology worked on by an independent engineering consultant, Pete Lefferson.

     (iii) We are obligated to pay a royalty equal to 7% of revenue to affiliated parties with regard to all categories of our business, other than the safety category. This obligation arose from the consideration to be paid by us in the business combination transaction with Radio Metrix Inc., which has been previously discussed above in this Item 12. This royalty-based payment may be terminated by us at any time for a one-time payment in an amount to be determined by appraisal.

      The following officers or directors entered into loan transactions associated with the purchase of common stock with SmartGate, L.C. before it was acquired by us and became a wholly owned subsidiary. As a result of these pre-acquisition transactions, we have the following notes receivable: Stephen A. Michael - $375,000, Samuel S. Duffey - $375,000 and Edmund C. King - $210,000. The notes with Messrs. Michael and Duffey were waived as part of the restructuring and severance agreements. (See Item 6 "Management's Discussion and Analysis or Plan of Operations")

      One of the Company's principal shareholders is H.R. Williams ("Mr. Williams") and his family limited partnership, the H.R. Williams Family Limited Partnership ("HRW Partnership"). The Company's transactions with Mr. Williams or the HRW Partnership are summarized below:

      1. In March 1999, Mr. Williams subscribed for 446,804 shares of the Company's wholly owned subsidiary, SmartGate, L.C. As part of the subscription, Mr. Williams: (a) paid $59,523 in cash; (b) agreed to loan the Company $25,000 pursuant to a Promissory Note with interest at prime ("the $25,000 Note"); (c) agreed to sublease SmartGate, L.C. space to conduct its operations in a building leased by the HRW Partnership; and (d) agreed to guarantee a line of credit for SmartGate, L.C. at the Regions Bank in Bradenton, Florida in the amount of $150,000 ("Credit Facility"). As part of the Subscription Agreement, SmartGate, L.C. granted the HRW Partnership (see Security Ownership of Certain Beneficial Owners and Management) an option to purchase 446,804 shares at a purchase price of $1.07 per share. The Option will remain exercisable until the last to occur of: (i) 245 days following either the Company's payoff of a Credit Facility guaranteed by H.R. Williams; (ii) the date Mr. Williams guarantee of the Credit Facility is released; or (iii) one year following the date when certain shares owned by Mr. Williams or HRW Partnership are free of transfer restrictions.

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

      3. In March 2002, the Company repaid the $25,000 Note in full.

      4. At December 31, 2003, the Company had a $150,000 bank line of credit (which is substantially all drawn upon) guaranteed by a shareholder, Mr. H.R. Williams. The line of credit requires the payment of interest monthly at prime plus 1% which was 5.75% at December 31, 2003. The line of credit was renewed on

July 15, 2003 and matures on July 15, 2004. In October 2002, Mr. Williams agreed to guarantee an additional $150,000 of credit in addition to the $150,000 currently outstanding. We agreed to issue 5,000 shares to HRW Partnership in consideration for this additional guarantee. We further agreed that, to the extent we borrow any funds under the extended guarantee (i.e. - in excess of the original $150,000 line of credit) we will grant to HRW Partnership an option to purchase, at $2.50 per share, one share of our common stock for each dollar borrowed. To date, no such additional credit facility has been established and the referenced shares and additional options have not been issued under this arrangement, and we do not anticipate that such credit facility will be established in the future or such additional shares issued or options ultimately granted.

      In 2002, a stock option entitling G.M. Capital Partners, Ltd., a consultant in international investor relations (see Item 11 - "Security Ownership of Certain Beneficial Owners and Management - Other Advisors"), to purchase 500,000 shares of the Company's common stock at $3.50 per share, with certain registration rights attached, was issued in prepayment of the consulting fee for the year. The agreed value of the stock option and the consulting services was established at $120,000. The stock option is considered fully vested and will be exercisable until December 31, 2005. Provided that the shares which may be purchased upon the exercise of the stock option have not been covered by a previous Registration Statement, the holder may, commencing on January 1, 2004 demand that the Company file and exercise reasonable efforts to effect a Registration Statement covering 250,000 shares. Additionally, provided that all 500,000 shares which may be purchased under the stock option have not been covered by a previous Registration Statement, commencing on July 1, 2005 the holder may demand that the Company file and exercise reasonable efforts to effect a Registration Statement covering the remaining 250,000 shares which may be purchased upon the exercise of the stock option. Both Registration Statements shall be at the cost of the Company. In April 2003, the Company issued 500,000 shares of its authorized but unissued common stock to GM Capital Partners, Ltd. in recognition of its support in the Company's past and current access to capital and matters related thereto.

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

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      1 Previously filed on June 23, 2003 with Invisa's Form 10-KSB for the fiscal year ended December 31, 2002 and are incorporated by reference.

      2 Previously filed on August 1, 2003 with Invisa's Form 10-QSB for the quarter period ended June 30, 2003 and are incorporated by reference.

      3 Previously filed on September 17, 2003 with Invisa's Form 8-KA (Amendment No. 1) dated September 9, 2003 and is incorporated by reference.

      4 Previously filed on November 14, 2003 with Invisa's Form 8-K dated November 6, 2003 and are incorporated by reference.

      5  Filed Herewith INDEX TO EXHIBITS

ITEM NO.                                DESCRIPTION

2.1(1) Agreement of Merger and Plan of Reorganization dated 2/25/02 by and among SmartGate Inc., SmartGate/RadioMetrix Acquisition Corp. and Radio Metrix Inc., Letter of Clarification, and Amendment dated as of April 24, 2003

3(i)(1)  Articles of Incorporation, as amended

3(ii)(1) Bylaws of the Company

4.1(1)   Specimen of Invisa, Inc. Common Stock Certificate

10.1(1) Indemnity Agreement by and among the Company and Stephen A. Michael, Spencer Charles Duffey Irrevocable Trust u/a/d July 29, 1998, Elizabeth Rosemary Duffey Irrevocable Trust u/a/d July 29, 1998, Robert T. Roth, William W. Dolan dated as of February 25,2002

10.2(1) Form of Promissory Notes to Stephen A. Michael, Spencer Charles Duffey Irrevocable Trust Under Agreement Dated 7/29/98, Elizabeth Rosemary Duffey Irrevocable Trust Under Agreement Dated 7/29/98, Robert T. Roth, and William W. Dolan - February 25, 2002

10.3(1) Form of Promissory Notes to Stephen A. Michael, Spencer Charles Duffey Irrevocable Trust Under Agreement Dated 7/29/98, Elizabeth Rosemary Duffey Irrevocable Trust Under Agreement Dated 7/29/98, Robert T. Roth, and William W. Dolan - February 25, 2002

10.4(1)  Consulting Agreement with Hawk Associates, Inc. dated January 16, 2002

10.5(1)  Contribution   Agreement  dated  2/9/00  between   SmartGate  Inc.  and
         SmartGate, L.C.

10.6(1)  Promissory  Note from  Stephen A.  Michael to the Company - October 15,
         2001

10.7(1)  Promissory Note from Samuel S. Duffey to the Company - October 15, 2001

10.8(1) Distribution Agreement with H.S. Jackson & Son (Fencing) Limited - August 23, 2001, and April 10, 2002 and March 31, 2003 Amendments thereto

10.9(1)  Employment Agreement with Stephen A. Michael

10.10(1) Employment Agreement with Samuel S. Duffey

10.12(1) Employment Agreement with Edmund C. King

10.13(1) Employment Agreement with William W. Dolan

10.14(1) Employment  Agreement with Carl Parks 10.151 Employment  Agreement with
         Bob Fergusson

10.16(1) Office Lease with DTS Commercial Interiors, Inc.

10.17(1) Office Lease with 4396 Independence Court, Inc.

10.18(1) Quarterly  Revenue Based Payment Agreement by and among the Company and
         Stephen A. Michael, Spencer Charles Duffey Irrevocable Trust u/a/ d July 29, 1998, Elizabeth Rosemary Duffey Irrevocable Trust u/a/d July 29, 1998, Robert T. Roth, William W. Dolan dated as of February 25, 2002; and Amendment dated as of April 24, 2003

10.19(1) Net Profit Royalty Letter Agreement  between Radio Metrix Inc. and Pete
         Lefferson dated September 23, 1993 as amended by Letter Agreement dated December 1, 1994 ("Lefferson Royalty Agreement")

10.20(1) Agreement  between Radio Metrix Inc. and Carl Burnett dated October 13,
         1996 ("Burnett Agreement")

10.21(1) The Agreement between Radio Metrix Inc. and Namaqua Limited Partnership
         ("Namaqua") dated December 13, 1993 ("Namaqua Agreement"), and related Security Agreement ("Namaqua Security Agreement")

10.22(1) Agreement  between  Radio Metrix Inc. and Robert Wilson dated March 18,
         1992 ("Wilson Agreement")

10.23(1) Closing  Agreement  between Radio Metrix Inc., SDR Metro Inc. and Brent
         Simon dated January 8, 2002

10.24(1) Promissory Note to SDR Metro Inc. dated January 8, 2002

10.25(1) Security  Agreement  between Radio Metrix Inc. and SDR Metro Inc. dated
         January 8, 2002

10.26(1) Remedy upon Default  Agreement  between Radio Metrix Inc. and SDR Metro
         Inc. dated January 8, 2002

10.27(1) Consulting Agreement Memo re: Brent Simon dated August 28, 2000

10.28(1) Original Equipment and Independent Distribution License Agreement between the Company and Rytec Corporation

10.29(1) Disbursement  Request and Authorization,  Promissory Note, and Business
         Loan Agreement with Regions Bank - July 15, 2002

10.30(1) Promissory Note, Security Agreement, and Escrow Agreement - Re: Daimler
         Capital Partners, Ltd. - loan and stock options; Stock Option Agreement with Daimler Capital Partners, Ltd. - October 28, 2002; Stock Option Agreement with Daimler Capital Partners, Ltd. - February 28, 2003

10.31(1) Stock Option Agreement with H.R. Williams Family Limited  Partnership -
         February 9, 2000 and Amendment thereto

10.32(1) SmartGate, Inc. 2000 Employee,  Director,  Consultant and Advisor Stock
         Compensation Plan (Plan 2000)

10.33(1) Form of Plan 2000 Option  Agreement  with Stephen A. Michael - July 26,
         2000 (including form of Letter of Investment Intent for Stephen A. Michael, Robert Knight, Edmund C. King, and Duffey & Dolan, P.A.)

10.34(1) Form of Plan 2000 Option  Agreement  with  Robert  Knight and Edmund C.
         King - July 26, 2000

10.35(1) Form of Plan 2000 Option Agreement with Duffey & Dolan, P.A. - July 26,
         2000

10.36(1) Form of Plan 2000 Option Agreements with  employees/consultants  - July
         26, 2000 and December 20, 2000 (including form of Letters of Investment Intent) for these and the May 17, 2001, June 28, 2001, and August 6, 2001 Plan 2000 Option Agreements listed below

10.37(1) Form of Plan 2000 Option Agreement with John E. Scates - May 17, 2001

10.38(1) Form of Plan 2000 Option  Agreement  with Linda L.  Kauffman - June 28,
         2001

10.39(1) Form of Plan 2000 Option Agreement with Carl Parks - August 6, 2001

10.40(1) SmartGate Inc. 2002 Incentive Plan (Plan 2002)

10.41(1) Form of Plan 2002 Option Agreements with Stephen A. Michael,  Samuel S.
         Duffey and William W. Dolan - January 22, 2002 (including form of Letters of Investment Intent for all Plan 2002 Option Agreements)

10.42(1) Form of Plan 2002 Option  Agreements  with Robert  Knight and Edmund C.
         King - January 22, 2002

10.43(1) Form of Plan 2002 Option Agreements with employees - January 22, 2002

10.44(1) Form of Promissory Note and Security  Agreement re: Stephen A. Michael,
         Edmund C. King, Scott Tannehill, Barbara Baker, Nicole A. Longridge and Edward A. Berstling Option to Exercise/Stock Purchase (also form of Security Agreement per Exhibit 10.46)

10.45(1) Form of  Modification  Agreement re: Edmund C. King,  Scott  Tannehill,
         Barbara J. Baker, and Nicole A. Longridge Promissory Notes re: Option Exercise/Stock Purchase

10.46(1) Form of Replacement  Promissory Note, Assignment and Security Agreement
         re: Grace Duffey Irrevocable Trust u/a/d 1/26/00 and Debra Finehout Option to Exercise/Stock Purchase (for form of Security Agreement, see
         Exhibit 10.44 above).

10.47(1) Registration  Rights  Agreement by and among the Company and Stephen A.
         Michael, Spencer Charles Duffey Irrevocable Trust u/a/d July 29, 1998, Elizabeth Rosemary Duffey Irrevocable Trust u/a/d July 29, 1998, Robert
         T. Roth, William W. Dolan dated as of February 25, 2002

10.48(1) Voluntary Resale  Restriction  Agreement with Robert T. Roth - November
         19, 2001

10.49(1) Stock Option Agreement with Hawk Associates, Inc. - January 16, 2002

10.50(1) Amended and Restated Stock Option  Agreement with G.M. Capital Partners
         Limited L.P. - November 8, 2002

10.51(1) Form of Plan 2002 Option Agreement with Gregory Newell - June 13, 2002

10.52(1) Form of Plan 2002 Option Agreement with John E. Scates - June 27, 2002

10.53(1) Delbrueck Bank Warrant #1

10.54(1) Delbrueck Bank Warrant #2

10.55(1) Form of Plan 2000 Option Agreement with Nicole A. Longridge

10.56(1)  Form of Plan 2000 Option Agreement with Duane Cameron

10.57(1) Invisa, Inc. 2003 Incentive Plan

10.58(1) Form of Plan 2003 Option  Agreement  with  Joseph F.  Movizzo - May 13,
         2003 (including form of Letter of Investment Intent)

10.59(1) Consulting  Agreement - March 2003 between  Crescent Fund, Inc. and the
         Company

10.60(1) Agreement  dated as of April 24, 2003  between  Alan A. Feldman and the
         Company

10.61(1) Financing Agreement dated as of May 9, 2003 between BarBell Group, Inc.
         and the Company

10.62(1) Series 2003A 7% Convertible Note Due June 9, 2004, dated May 9, 2003 from the Company to BarBell Group, Inc.

10.63(1) Investment  Agreement  dated as of May 9, 2003 between  BarBell  Group,
         Inc. and the Company

10.64(1) Warrant to Purchase Shares of Common Stock dated as of May 9, 2003, issued by the Company to BarBell Group, Inc.

10.65(1) Registration  Rights  Agreement  dated as of May 9,  2003  between  the
         Company and BarBell Group, Inc.

10.66(1) Broker-Dealer  Placement  Agent  Selling  Agreement - May 2003  between
         Capstone Partners LC and the Company

10.67(2) Amended and  Restated  Regulation S  Subscription  Agreement - July 22,
         2003 between Capstone Partners LC and the Company

10.68(2) Amended and  Restated  Regulation S  Subscription  Agreement - July 22,
         2003 executed by Nautilus Technologies, Ltd. - subscribing for 125,000 Units

10.69(2) Amended and  Restated  Regulation S  Subscription  Agreement - July 22,
         2003 executed by GM Capital  Partners,  Ltd. -  subscribing  for 50,500
         Units

10.70(2) Amended and  Restated  Regulation S  Subscription  Agreement - July 22,
         2003  executed by Kallur  Enterprises,  Ltd. -  subscribing  for 50,000
         Units

10.71(2) Publicity  Agreement - July 2003 between Capital  Financial Media, Inc.
         and the Company

10.72(2) Consulting   Agreement   -  July  2003   between   National   Financial
         Communications Corp. and the Company

10.73(2) Agreement - July 2003 between Brooks  Houghton & Company,  Inc. and the
         Company

10.74(2) Non-Exclusive  Financial  Advisor  Agreement - July 2003 between Source
         Capital Group, Inc. and the Company

10.75(2) Consulting Agreement - July 2003 between Patrick W.H. Garrard d/b/a The
         Garrard Group of West Redding, CT and the Company

10.76(2) Investment Agreement Modification I dated as of July 21, 2003 by and among Invisa, Inc. and BarBell Group, Inc.

10.77(2) Joint Development Agreement - July 2003 between Dominator International
         Ltd. And SmartGate, L.C.

10.78(3) Engagement  Agreement  dated  September 9, 2003  between  G.M.  Capital
         Partners, Ltd and Invisa, Inc.

10.79(4) Employment  Agreement  dated  November 6, 2003  between Herb Lustig and
         Invisa, Inc.

10.80(4) Severance Agreement dated November 13, 2003 between Samuel S. Duffey and Invisa, Inc.

10.81(4) Agreement dated November 13, 2003 between Invisa, Inc. and the Duffey related shareholders

10.82(5) SDR Metro Inc. letter extension agreement

10.83(5) SDR Metro Inc. confirmation letter agreement

10.84(5) Severance Agreement dated January 26, 2004 between Stephen A. Michael and Invisa, Inc.

10.85(5) Consulting Agreement dated January 26, 2004 between Stephen A. Michael and Invisa, Inc.

10.86(5) Severance Agreement dated December 31, 2003 between William W. Dolan and Invisa, Inc.

10.87(5) Agreement  dated  February 11, 2004 between The Video Agency,  Inc. and
         Invisa, Inc.

10.88(5) Employment Agreement dated March 2003 between Charles Yanak and Invisa,
         Inc.

10.89(5) 2003-A Employee,  Director,  Consultant and Advisor Stock  Compensation
         Plan.



10.90(5) First  Amendment  to  Invisa,  Inc.,  2003  Incentive  Plan  Date As of
         November 6, 2003

10.91(5) Stock Option Agreement for Herb M. Lustig dated November 6, 2003

14(1)    Code of Business Conduct and Ethics and Compliance Program

21(1) Subsidiaries of Registrant 315 Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.1(5) Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(5) Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(5) Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


32.2(5) Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)      8-K Reports

         On September 17, 2003, the registrant filed a Form 8-K under Item 5 "Other Events and Regulation FD Disclosure", stating that the registrant expanded its relationship with G.M. Capital Partners, Ltd., as the Company's exclusive placement agent and financial consultant, and on September 15, 2003,

Samuel S. Duffey resigned as a director and non-executive chairman of Invisa, Inc.

         On September 17, 2003, the registrant filed a Form 8-K/A, Amendment No. 1 to include Exhibit 10.78, the Engagement Agreement dated September 9, 2003 between G.M. Capital Partners, Ltd. and Invisa, Inc. which was referenced in the Form 8-K as an exhibit thereto and inadvertently omitted and not filed therewith.

         On November 14, 2003, the registrant filed a Form 8-K under Item 5 "Other Events and Regulation FD Disclosure", stating that the Company hired a new Chief Operating Officer, Mr. Herbert M. Lustig. Mr. Lustig would move to the position of Chief Executive Officer commencing January 1, 2004, and Stephen A. Michael, the Company's co-founder, then current President and Chief Executive Officer, agreed to modify his role to Chief Technology Officer effective January 1, 2004 to facilitate the recruitment. Beginning January 31, 2004, Mr. Michael, as the Company's technology advisor, would enter into a one-year Consulting
Agreement with Invisa, Inc and the existing Employment Agreement would terminate. On November 13, 2003, with a view to facilitating the Company's access to capital and improving the Company's financial position, Mr. Duffey and the Company agreed to the terms of a severance arrangement.

         On January 9, 2004, the registrant filed a Form 8-K under Item 5 "Other Events and Regulation FD Disclosure", stating that the Company reached an agreement with SDR Metro, Inc. for a reduction of the amount and a 30-day extension of the due date for the Company's delivery of the final purchase payment on a key patent covering the Company's presence-sensing technology. The final payment of $600,000 was due on February 9, 2004 and would be discounted to $250,000 if the payment would be made prior to February 8, 2004.

         On February 13, 2004, the registrant filed a Form 8-K under Item 5 "Other Events and Regulation FD Disclosure", stating that information in a promotional report would be distributed to a select number of individuals.

         On February 17, 2004, the registrant filed a Form 8-K under Item 5 "Other Events and Regulation FD Disclosure", stating new terms of the patent payments to SDR Metro, Inc. as negotiated on February 8, 2004.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for the Year ended December 31, 2003 were:

         Audit fees                                       $122,000
         Audit related fees                                $43,000
         Tax fees                                           $8,000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Invisa has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              INVISA, INC.


Dated: April 12, 2004                                         /s/ Herbert M. Lustig
                                                              ---------------------
                                                              Herbert M. Lustig
                                                              As its President

Dated: April 12, 2004                                         /s/ Edmund C. King
                                                              ------------------
                                                              Edmund C. King
                                                              As its Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Invisa and in the capacities and on the dates indicated.

Dated: April 12, 2004                                         /s/ Herbert M. Lustig
                                                              ---------------------
                                                              Herbert M. Lustig, Director


Dated: April 12, 2004                                         /s/ Edmund C. King
                                                              ------------------
                                                              Edmund C. King, Director


Dated: April 12, 2004                                         /s/ Robert Knight
                                                              -----------------
                                                              Robert Knight, Director

Dated: April 12, 2004                                         /s/ Stephen A. Michael
                                                              ----------------------
                                                              Director and Chairman of the Board


Dated: April 12, 2004                                         /s/ Gregory J. Newell
                                                              ---------------------
                                                              Gregory J. Newell, Director


Dated: April 12, 2004                                         /s/ John E. Scates
                                                              ------------------
                                                              John E. Scates, Director


Dated: April 12, 2004                                         /s/ Joseph F. Movizzo
                                                              ---------------------
                                                              Joseph F. Movizzo, Director

                                    CONTENTS


                                                                      Page
                                                                      ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                     F-2

CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Balance Sheets                                        F-3

    Consolidated Statements of Operations                              F-4

    Consolidated Statement of Stockholders' Equity                     F-5

    Consolidated Statements of Cash Flows                              F-6

    Notes to Consolidated Financial Statements                         F-8

               Report of Independent Certified Public Accountants


Board of Directors and Stockholders
Invisa, Inc.

We have audited the consolidated balance sheets of Invisa, Inc. (a development stage enterprise) as of December 31, 2002 and 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and the period February 12, 1997 (date of inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invisa, Inc. as of December 31, 2002 and 2003 and the consolidated results of operations and cash flows for the years then ended and the period February 12, 1997 (date of inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C, the Company incurred a net loss during the year ended December 31, 2003 of $11,738,105 and for the period February 12, 1997 (date of inception) through December 31, 2003 of $20,701,920. These factors, among others as discussed in Note C to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP



Tampa, Florida
April 9, 2004

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                     ----------------------------
                                                                                          2002             2003
                                                                                     ------------    ------------
                                         ASSETS
Current assets:
   Cash and cash equivalents                                                         $     98,410    $    260,536
   Accounts receivable                                                                     73,180          26,906
   Inventories                                                                            296,608         232,537
   Refundable deposits and other                                                           69,190          26,846
                                                                                     ------------    ------------
     Total current assets                                                                 537,388         546,825

Note receivable - related party                                                           160,898             555
Furniture, fixtures and equipment, net                                                    121,647          89,480
Patent, net                                                                             3,641,375       6,700,000
Other assets
                                                                                            5,008              --
                                                                                     ------------    ------------
     Total assets                                                                    $  4,466,316    $  7,336,860
                                                                                     ============    ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade                                                           $    294,082    $    259,664
   Accrued expenses                                                                        85,089         128,032
   Line of credit                                                                         123,402         149,402
   Current portion of notes payable                                                            --         700,000
   Current portion of notes payable to related party                                      116,367          80,535
   Due to related party                                                                     6,121          64,960
   Due to shareholders and officers                                                       747,716       1,125,561
                                                                                     ------------    ------------
     Total current liabilities                                                          1,372,777       2,508,154

Notes payable to related parties                                                        1,300,000          50,334
Notes payable, less current portion                                                       600,000              --
Deferred revenue                                                                          300,000         300,000

Stockholders' equity
   Preferred stock, 5,000,000 shares authorized ($.001 par value) no shares issued             --              --
   Common stock; 95,000,000 shares authorized ($.001 par value), 12,990,488 and
     18,767,582 shares issued and outstanding, respectively
                                                                                           12,990          18,768
   Additional paid-in capital                                                          11,006,664      25,452,928
   Stock subscriptions receivable                                                      (1,162,300)       (291,404)
   Deficit accumulated during the development stage                                    (8,963,815)    (20,701,920)
                                                                                     ------------    ------------

     Total stockholders' equity                                                           893,539       4,478,372
                                                                                     ------------    ------------

     Total liabilities and stockholders' equity                                      $  4,466,316    $  7,336,860
                                                                                     ============    ============

                 The accompanying notes are an integral part of
                         these consolidated statements.

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   FEBRUARY 12,
                                                                                   1997 (DATE OF
                                                                                    INCEPTION)
                                                      YEARS ENDED DECEMBER 31,       THROUGH
                                                   ----------------------------    DECEMBER 31,
                                                       2002            2003            2003
                                                   ------------    ------------    ------------
Net sales                                          $    257,118    $    212,679    $    760,582
Cost of goods sold                                      175,900         128,971         471,713
                                                   ------------    ------------    ------------
  Gross profit                                           81,218          83,708         288,869

Research and development costs                          660,844         558,277       2,824,421
Selling, general and administrative expenses          2,813,897       5,179,864      11,809,849
Impairment of patent                                         --       5,517,808       5,517,808
                                                   ------------    ------------    ------------

Loss from operations                                 (3,393,523)    (11,172,241)    (19,863,209)
Interest expense, net                                   187,663         565,864         838,711

Loss before income tax                               (3,581,186)    (11,738,105)    (20,701,920)
Income tax
                                                             --              --              --
                                                   ------------    ------------    ------------

     Net loss                                      $ (3,581,186)   $(11,738,105)   $(20,701,920)
                                                   ============    ============    ============

Net loss per common share:
  Basic and diluted                                $      (0.28)   $      (0.73)
                                                   ============    ============

Weighted average common stock shares outstanding
  Basic and diluted                                  12,754,832      16,173,841
                                                   ============    ============



                 The accompanying notes are an integral part of
                         these consolidated statements.

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                     DEFICIT
                                                                                                   ACCUMULATED
                                                 COMMON STOCK           ADDITIONAL      STOCK       DURING THE
                                           ------------------------      PAID-IN    SUBSCRIPTIONS  DEVELOPMENT
                                             SHARES         AMOUNT       CAPITAL     RECEIVABLE       STAGE           TOTAL
                                           ----------       -------    -----------  ------------   ------------   -------------
FEBRUARY 12, 1997 (INCEPTION)                      --       $    --      $      --     $      --     $       --      $       --
Issuance of common stock to founders        6,105,128         5,980         (5,980)           --             --              --
Net loss                                           --            --             --            --       (351,207)       (351,207)
                                           ----------       -------    -----------  ------------   ------------   -------------
BALANCE AT JUNE 30, 1998                    6,105,128         5,980         (5,980)           --       (351,207)       (351,207)
Issuance of common stock for cash             690,759           691        233,199            --             --         233,890
Net loss                                           --            --             --            --       (249,612)       (249,612)
                                           ----------       -------    -----------  ------------   ------------   -------------
BALANCE AT JUNE 30, 1999                    6,795,887         6,671        227,219            --       (600,819)       (366,929)
Common stock issuable for rent                125,079           125         64,743            --             --          64,868
Exercise of stock options                     924,214           924        984,076      (985,000)            --              --
Issuance of common stock related to
  reorganization                            2,009,000         2,009        227,991            --             --         230,000
Issuance of common stock for cash             681,380           681      1,102,878            --             --       1,103,559
Net loss                                           --            --             --            --       (792,932)       (792,932)
                                           ----------       -------    -----------  ------------   ------------   -------------
BALANCE AT JUNE 30, 2000                   10,535,560        10,410      2,606,907      (985,000)    (1,393,751)        238,566
Common stock issuable for rent                 39,720           165         23,341            --             --          23,506
Interest accrued on notes related to
  stock subscription receivable                    --            --         59,100       (59,100)            --              --
Issuance of common stock for cash             238,000           238        657,075            --             --         657,313
Issuance of common stock options for
  services                                         --            --        248,102            --             --         248,102
Net loss                                           --            --             --            --     (1,285,978)     (1,285,978)
                                           ----------       -------    -----------  ------------   ------------   -------------
BALANCE AT DECEMBER 31, 2000               10,813,280        10,813      3,594,525    (1,044,100)    (2,679,729)       (118,491)
Issuance of common stock for cash           1,057,300         1,057      3,280,504            --             --       3,281,561
Interest accrued on notes related to
  stock subscription receivable                    --            --         59,100       (59,100)            --              --
Issuance of common stock for services          95,000            95        332,450            --             --         332,545
Issuance of common stock options for
  services                                         --            --        243,235            --             --         243,235
Net loss                                           --            --             --            --     (2,702,900)     (2,702,900)
                                           ----------       -------    -----------  ------------   ------------   -------------
BALANCE AT DECEMBER 31, 2001               11,965,580        11,965      7,509,814    (1,103,200)    (5,382,629)      1,035,950
Issuance of common stock and units for
  cash                                        589,908           590      1,746,429            --             --       1,747,019
Issuance of common stock related to
  Radio Metrix merger                         435,000           435      1,522,065            --             --       1,522,500
Interest accrued on notes related to
  stock subscription receivable                    --            --         59,100       (59,100)            --              --
Issuance of common stock options for
  services                                         --            --         25,256            --             --          25,256
Original issue discount                            --            --        144,000            --             --         144,000
Net loss                                           --            --             --            --     (3,581,186)     (3,581,186)
                                           ----------       -------    -----------  ------------   ------------   -------------
BALANCE AT DECEMBER 31, 2002               12,990,488        12,990     11,006,664    (1,162,300)    (8,963,815)        893,539
Issuance of common stock for cash           1,000,003         1,000      2,011,619            --             --       2,012,619
Offering costs                                500,000           500        637,436            --             --         637,936
Conversion of notes payable                   635,022           635        449,365            --             --         450,000
Original issue discount on notes
  payable                                          --            --        201,519            --             --         201,519
Issuance of common stock for services         392,069           393        802,949            --             --         803,342
Issuance of common stock related to
  Radio Metrix merger                       3,250,000         3,250      9,746,750            --             --       9,750,000
Interest accrued on notes related to
  stock subscriptions receivable                   --            --         52,536       (52,536)            --              --
Settlement of accounts in connection
  with severance agreements                        --            --        544,090       923,432             --       1,467,522
Net loss                                           --            --             --            --    (11,738,105)    (11,738,105)
                                           ----------       -------    -----------  ------------   ------------   -------------
BALANCE AT DECEMBER 31, 2003               18,767,582       $18,768    $25,452,928  $   (291,404)  $(20,701,920)  $   4,478,372
                                           ==========       =======    ===========  ============   ============   =============

                 The accompanying notes are an integral part of
                          this consolidated statement.

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        FEBRUARY 12,
                                                                                                       1997 (DATE OF
                                                                                                         INCEPTION)
                                                                        YEARS ENDED DECEMBER 31,         THROUGH
                                                                     -----------------------------      DECEMBER 31,
                                                                         2002             2003             2003
                                                                     ------------     ------------     ------------
Cash flows from operating activities:
  Net loss                                                           $ (3,581,186)    $(11,738,105)    $(20,701,920)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Patent impairment                                                          --        5,517,808        5,517,808
    Depreciation and amortization                                         407,701        1,498,925        1,936,283
    Common stock and options exchanged for services                        25,256        1,441,278        2,378,271
    Changes in operating assets and liabilities:
      Accounts and notes receivable                                       (44,805)          60,023         (174,055)
      Inventories                                                        (207,716)          64,071         (232,537)
      Refundable deposits and other assets                                 18,290           47,352          (26,846)
      Accounts payable, trade                                             233,497          (34,418)         259,664
      Accrued expenses                                                   (217,526)          42,943           78,032
      Deferred revenue                                                    300,000               --          300,000
      Change in accounts with employees and related parties, net          332,066          881,600        1,460,437
                                                                     ------------     ------------     ------------
               Net cash used in operating activities                   (2,734,423)      (2,218,523)      (9,204,863)
                                                                     ------------     ------------     ------------
Cash flows from investing activities:
  Patent acquisition                                                     (550,000)              --         (550,000)
  Transaction costs in connection with RMI business combination          (121,475)              --         (121,475)
  Purchases of furniture, fixtures and equipment                          (82,601)          (7,970)        (187,078)
                                                                     ------------     ------------     ------------
              Net cash used in investing activities                      (754,076)          (7,970)        (858,553)
                                                                     ------------     ------------     ------------
Cash flows from financing activities:
  Net change in line of credit                                             24,999           26,000          149,472
  Proceeds from notes payable and redeemable common stock, net            202,367          350,000          908,000
  Proceeds from sale of common stock, net                               1,747,019        2,012,619        9,036,480
  Cash received with combination transaction                                   --               --          230,000
                                                                     ------------     ------------     ------------
               Net cash provided by financing activities                1,974,385        2,388,619       10,323,952
                                                                     ------------     ------------     ------------

Net increase (decrease) in cash                                        (1,514,114)         162,126          260,536
Cash at beginning of period                                             1,612,524           98,410               --
                                                                     ------------     ------------     ------------

Cash at end of period                                                $     98,410     $    260,536     $    260,536
                                                                     ============     ============     ============

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                                    FEBRUARY 12,
                                                                                                   1997 (DATE OF
                                                                                                     INCEPTION)
                                                                        YEARS ENDED DECEMBER 31,     THROUGH
                                                                       -------------------------    DECEMBER 31,
                                                                           2002          2003          2003
                                                                       -----------   -----------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest                             $    80,819   $    55,686    $   220,287
                                                                       ===========   ===========    ===========

  Notes payable incurred during the period:
    In connection with merger transactions                             $ 1,300,000   $        --    $ 1,300,000
                                                                       ===========   ===========    ===========

    Notes payable canceled in connection with merger transaction       $   337,489   $        --    $   337,489
                                                                       ===========   ===========    ===========

    Common stock issued in connection with merger transaction
      (435,000 and 3,250,000 shares in 2002 and 2003, respectively)    $ 1,522,500   $ 9,750,000    $11,272,500
                                                                       ===========   ===========    ===========

  Due to employees assumed in connection with merger transaction       $   175,000   $        --    $   175,000
                                                                       ===========   ===========    ===========

  Accrued expenses assumed in connection with merger transaction       $    50,000   $        --    $    50,000
                                                                       ===========   ===========    ===========

  Common stock issued representing stock offering commitment
    (200,000 shares)                                                   $        --   $   554,000    $   554,000
                                                                       ===========   ===========    ===========



See Notes L and O for non-cash transactions related to common stock and related parties.



                 The accompanying notes are an integral part of
                         these consolidated statements.

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - DESCRIPTION OF ORGANIZATION AND BUSINESS

Invisa, Inc. (formerly known as "SmartGate, Inc.") ("the Company" or "Invisa") is a development stage enterprise that incorporates safety system technology and products into automated closure devices, such as parking gates, sliding gates, overhead garage doors and commercial overhead doors. Invisa has also demonstrated production-ready prototypes of security products for the museum and other markets. The Company has not fully implemented its sales and marketing plan and has, therefore, not emerged from the development stage.

For the year ended December 31, 2002, the Company was related through common ownership to Radio Metrix, Inc. (RMI), which since 1992 has owned the licensing rights to the underlying technology used by Invisa and since 2000 has owned the right to purchase the underlying patent from an unrelated party. The patent was purchased by RMI in January 2002 for $1.2 million consisting of $600,000 in cash, which was principally borrowed from the Company, and a $600,000 note. The Company purchased RMI in February 2002 (see Note B).


NOTE B - BUSINESS COMBINATIONS AND PATENT IMPAIRMENT

Purchase of SmartGate L.C.

Effective February 9, 2000, the Company acquired all of the membership units of SmartGate L.C. in exchange (the Exchange) for approximately 7,744,000 shares of common stock, representing 75% of the Company's common stock outstanding at that time. Prior to the Exchange, Invisa, Inc. (a privately held company formed in February 1997) had substantially no operations. For accounting purposes, the Exchange was recorded as a reverse acquisition, with SmartGate L.C. as the accounting acquirer. As a result, the historical financial information presented prior to the Exchange is solely that of SmartGate L.C. The operating results of Invisa, Inc. are combined with those of SmartGate L.C. following the Exchange.

The stockholders' equity presented prior to the Exchange represents the number of the Company's shares of common stock exchanged for shares of SmartGate L.C. in connection with the exchange. The Company net assets were recognized as of the exchange date at historical cost.

Purchase of RMI

In February 2002, the Company purchased 100% of the outstanding capital stock of RMI, a company owned by the principal shareholders of Invisa, Inc. RMI had virtually no operations since its inception and, therefore, the Company has determined that by acquiring RMI, the Company acquired intangible assets (patents and patents under development) and not a business. At closing, the Company issued two promissory notes totaling $1,300,000 ($500,000 payable in one installment 48 months from the closing with interest payable monthly, and $800,000 payable in one installment 14 months from the closing with interest payable monthly; see Note O for restructuring) and issued 435,000 shares of Invisa common stock. The $800,000 note maturity date was subsequently amended to mature on April 25, 2004. The Company also agreed to pay to the sellers royalties of 7% of all revenue generated from the RMI technology (exclusive of safety applications). The revenue agreement is effective until terminated by mutual agreement of the respective parties. Additionally, contingent consideration to be paid by the Company was as follows prior to amendment:

      o Upon the emergence from the development stage of the product line incorporating RMI security technology,

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

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - BUSINESS COMBINATIONS AND PATENT IMPAIRMENT - Continued

      o 3,750,000 shares of Invisa, Inc. common stock, upon the first to occur (i) $25,000,000 in revenue from RMI technology (security technology), (ii) $4,000,000 in pre-tax profits from RMI technology (security technology) and earned royalties, (iii) any 30-day period during which Invisa's common stock has an average closing price which exceeds $15.00 per share, or (iv) a change in control.


Invisa recorded the cost of the patent, which consists of the consideration paid, the liabilities assumed, and the fair value of the stock issued (435,000 shares of common stock based on a $3.50 per share offering price) as follows:

              Promissory notes issued                   $1,300,000
              Stock issued                               1,522,500
              Liabilities assumed (1)                    1,018,257
              Costs relating to the acquisition            120,218
                                                        ----------
                                                        $3,960,975
                                                        ==========

    (1) Liabilities assumed includes $600,000 note payable (see Note Q) to the original owner of the patent, $550,000 note payable to the Company, $357,000 receivable from the Company, $175,000 payable to the shareholders of RMI and $50,000 of other liabilities.

The Company has obtained a third-party valuation of RMI as of acquisition date, which supports the initial purchase price plus the contingent consideration referred to above.

During April 2003, through an amendment to the agreement, the Company agreed to issue 3,250,000 shares of its common stock for full satisfaction of the above contingent consideration. These shares were recorded at the fair value at that date of $3.00 per share and, as a result, patent cost was increased by $9,750,000 with a corresponding increase in additional paid-in capital.

The Company follows the methodology presented in SFAS 144 to measure for impairment of the patent. At December 31, 2003, the Company recorded an impairment charge of approximately $5,518,000 based upon a third-party valuation of the patent. The valuation was based principally upon discounted forecasted cash flows. The change in estimated future cash flows that resulted in the lower patent value is associated with increased reliance on distributor license arrangements in place of a portion of previously forecasted direct sales. The asset group value includes the patent acquired in February 2002 and other patents under development. The Company will continue to monitor its actual and forecasted results of operations and will consider them in its future impairment analyses.


NOTE C - OPERATING MATTERS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2003 and since the date of inception, the Company has had a net loss of $11,738,105 and $20,701,920, respectively. As of December 31, 2003, the Company has not emerged from the development stage and has negative working capital of approximately $1,961,329. In view of these matters, recoverability of recorded property and equipment, intangible assets and other asset amounts shown in the accompanying financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company improving its overall level of profitability. Since inception, the Company has financed its operations principally from the sale of equity securities, as the Company has not generated significant revenues from the sales of its products. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including increasing the available line of credit, term notes and proceeds from licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. Subsequent to December 31, 2003, the Company sold 435,750 shares ofcommon stock totaling approximately $992,000 (principally from the exercise of warrants) through March 31, 2004.

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C - OPERATING MATTERS - Continued

In addition, the Company is in licensing fee discussions with potential distributors of the Company's future security products. While there can be no assurance that such sources will provide adequate funding for the Company's operations, management believes that such sources will be available to the Company.


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements as of December 31, 2002 and 2003, include the accounts of Invisa and its wholly owned subsidiaries, SmartGate, L.C. and RMI. All intercompany balances and transactions have been eliminated.

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

Accounts Receivable

Accounts receivable are due primarily from companies in the gate manufacturing industry located throughout the United States and the United Kingdom. Credit is extended based on an evaluation of the customers' financial condition and, generally, collateral is not required. Account balances are evaluated for collectibility based on the condition of the customers credit including repayment history and trends and relative economic and business conditions. Bad debts have not been significant. For the years ended December 31, 2002 and 2003, a customer located in the United Kingdom accounted for 0% and 16%, respectively, of total Company sales.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a method, which approximates the first-in, first-out method.

Furniture, Fixtures and Equipment

Furniture, fixtures, and equipment are depreciated on a straight-line basis over their estimated useful lives, principally five years. Leasehold improvements are amortized over the term of the lease or the estimated useful lives, whichever is shorter. Accumulated depreciation and amortization was $57,460 and $97,597 at December 31, 2002 and 2003, respectively. Accelerated methods are used for tax depreciation.

Patent

The patent for the Company's underlying technology is amortized on a straight-line method over 10 years, which represents the remaining life of the patent at its purchase date in February 2002. Accumulated amortization at December 31, 2002 and 2003 totaled $319,600 and $1,493,659, respectively. At December 31, 2003, the Company recorded an impairment charge of approximately $5,518,000 that is included in the consolidated statement of operations.

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revenue

Sales under fixed price arrangements are recognized as revenue upon shipment of product (when title transfers to the purchaser) and collectibility is assured.

In July of 2002, the Company entered into a five-year agreement with Rytec Corporation, whereby Rytec became the exclusive licensee in North America to use the Company's safety technology for certain industrial doors. Under the agreement, Rytec paid the Company $300,000 which represents an advance payment to be applied towards the purchase of the first 3,000 units by Rytec. As of December 31, 2003, no sales transactions had occurred under the agreement.

Research and Development Costs

Research and development costs consist of direct and indirect costs that are associated with the development of the Company's technology. These costs are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. During the years ended December 31, 2002 and 2003, advertising expense was $267,532 and $62,901, respectively.

Warranty Costs

Estimated warranty costs are recognized in the period product is shipped. However, there have been no significant warranty costs incurred through December 31, 2003, nor are any significant amounts expected to occur subsequently. Accordingly, no warranty liability has been recognized for any period presented.

Income Taxes

The Company applies Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.

Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts of these financial instruments approximate their fair value, due to the short-term nature of these items. The carrying amounts of the line of credit and notes payable approximate their fair value due to the use of market rates of interest.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets or asset groups, including patents, whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related asset may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows or other measure of fair value and an impairment loss would be recognized. At December 31, 2003, the Company recorded an impairment charge of approximately $5,518,000, which was based on the results of a third-party valuation of the patent and patents under development. The value of the patent and patents under development will continue to be sensitive to the achievement of forecasted revenue and related cash flows. Accordingly, management will continue to compare its actual to budgeted results during 2004 and will consider unfavorable variances in future impairment analyses.

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Earnings Per Common Share

Basic and diluted earnings per share are computed based on the weighted average number of common stock outstanding during the period. Common stock equivalents are not considered in the calculation of diluted earnings per share for the periods presented because their effect would be anti-dilutive.

Stock Based Compensation

The Company follows Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), which establishes a fair value based method of accounting for stock-based employee compensation plans; however, the Company has elected to account for its employee stock compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, with pro forma disclosures of net earnings and earnings per share as if the fair value based method of accounting defined in SFAS 123 had been applied. The Company amortizes compensation costs related to the pro forma disclosure using the straight-line method over the vesting period of the employees' common stock options.

Had compensation cost for the Company's stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123, the Company's net loss and net loss per common share would have been the pro forma amounts indicated below (see also Note K):

                                                     YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                      2002             2003
                                                  ------------     ------------
Net loss, as reported                             $ (3,581,186)    $(11,738,105)

Less:  stock-based employee compensation cost
  under the fair value based method, net of
  related tax effects                                 (367,746)      (1,379,343)

Pro forma net loss                                $ (3,948,932)    $(13,117,448)
                                                  ============     ============

Net loss per common share-basic and diluted:
  as reported                                     $       (.28)    $       (.73)
                                                  ============     ============
  pro forma                                       $       (.31)    $       (.81)
                                                  ============     ============

New Accounting Pronouncements

In January 2003, FASB  Interpretation  46,  Consolidation  of Variable  Interest
Entities an Interpretation of ARB No. 51 ("FIN 46") was issued. This Interpretation clarified the application of Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of the majority voting interest requirement in ARB 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interests. All enterprises with variable interests in variable interest entities created after January 31, 2003, shall apply the provisions of this Interpretation to those entities immediately. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this Interpretation (other than the transition disclosure provisions in paragraph 26) to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. A nonpublic entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this Interpretation (other than the transition disclosure provisions in paragraph 26) to that entity no later than the end of the first annual reporting period beginning after June 15, 2003.

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

In December 2003, a revision to FIN 46 ("FIN 46R") was published to clarify some of the provisions of FIN 46 and exempt certain entities from its requirements. Under FIN 46R, a legal entity is considered a variable interest entity of "VIE", with some exceptions if specific criteria are met, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of three stipulated characteristics of a controlling financial interest. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it. Even if the reporting entity is not obligated to consolidate the VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. The effective date of the interpretation was modified under FIN 46R. A reporting entity is required to apply the provisions of FIN 46R to all VIEs that previously were subject to certain previously issued special purpose entity, of SPE, accounting pronouncements for all reporting periods ending after December 14, 2003. For all other VIEs, a reporting entity is required to adopt the provisions of FIN 46R for all reporting periods after May 15, 2004. The Company does not believe it has ownership in any variable interest entities as of December 31, 2003. The Company will apply the consolidation or disclosure requirements of this interpretation in future periods if it should own any interest deemed to be a variable interest entity.


NOTE E - INVENTORIES

Inventories consist of the following:

                                                        DECEMBER 31,
                                                    --------------------
                                                      2002        2003
                                                    --------    --------
         Finished goods                             $ 80,701    $ 12,936
         Raw materials                               215,907     219,601
                                                    --------    --------
                                                    $296,608    $232,537
                                                    ========    ========

NOTE F - ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                        DECEMBER 31,
                                                    --------------------
                                                      2002        2003
                                                    --------    --------
         Accrued compensation and related taxes     $ 10,268    $ 13,933
         Accrued interest                              7,953      33,141
         Other accrued expenses                       66,868      80,958
                                                    --------    --------
                                                    $ 85,089    $128,032
                                                    ========    ========

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G - LINE OF CREDIT

The line of credit at December 31, 2002 and 2003, consists of a $150,000 secured working capital line of credit with a bank. This line of credit matures in July 2004. Interest is payable monthly at prime plus one percent, or approximately 5.75% at December 31, 2003. Approximately $600 is available for borrowing under the line of credit as of December 31, 2003. The line of credit may be used to finance short term operating capital and all inventories are pledged as security. There are no financial covenants associated with this line of credit. A shareholder guarantees the line of credit.


NOTE H - NOTES PAYABLE TO RELATED PARTIES AND NOTES PAYABLE

Notes payable consist of the following:

                                                             DECEMBER 31,
                                                      -------------------------
                                                         2002          2003
                                                      ----------   ------------
Related parties:
  Notes payable to principal shareholders and others in connection with RMI acquisition:

      Due February 25, 2006;  interest at 10%
         for first 180 days, 15% thereafter,
         payable monthly                               $ 500,000   (1)  $50,334

      Due April 25, 2004, as amended; interest
         at 15% payable monthly                          800,000   (1)   80,535

Other Notes Payable:
  Note payable issued in connection with
    acquisition of patent,  due January 8,
    2004; interest at 8% payable quarterly;
    secured by underlying patent (see Note Q)            600,000        600,000

  Note payable, net of unamortized original
    issue discount of $83,633 at December 31,
    2002, principal of $200,000, due October
    28, 2003, as amended; interest at 15% secured
    by 500,000 shares of Company common stock            116,367             --

Other note payable, unsecured                                 --        100,000
                                                      ----------   ------------
                                                       2,016,367        830,869
  Less current maturities                               (116,367)      (780,535)
                                                      ----------   ------------
                                                      $1,900,000   $     50,334
                                                      ==========   ============

(1) During 2003, $1,169,131 of these notes were forgiven (see Note O).


At December 31, 2003, aggregate maturities of notes payable are as follows:

      YEAR ENDING DECEMBER 31,
               2004                        $780,535
               2005                              --
               2006                          50,334
                                           --------
                                           $830,869
                                           ========

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - NOTES PAYABLE TO RELATED PARTIES AND NOTES PAYABLE - Continued

In October 2002, the Company borrowed $200,000 from a non-affiliated party. The loan bore interest at 15% per annum, payable in advance. The Company issued a four-year warrant, together with registration rights commencing after June 28, 2004, to purchase 200,000 shares of common stock at an exercise price varying from $1.00 to $3.00 per share depending upon the date of loan repayment. Based on the unpaid status of the notes, the exercise price of the warrant is $1.00 per share. As a result of this transaction, the Company recognized an original issue discount of $144,000. Included in interest expense are $58,000 and $86,000 arising from the amortization of the original issue discount in 2002 and 2003, respectively. The Company pledged 500,000 shares of common stock as collateral for the loan, which was to be returned to the Company upon loan repayment or delivered to the lender as full loan repayment in the event of default. Those shares were not recognized as issued and outstanding at December 31, 2002. All principal and interest were initially payable on February 28, 2003, subject to extension to April 28, 2003, upon the issuance of a four-year option to purchase an additional 50,000 shares at $1.00 per share. The loan was subsequently increased to $300,000. During 2003, the $200,000 loan was paid in exchange for the 500,000 shares of common stock held as collateral. Management has not finalized the terms associated with the remaining $100,000.


NOTE I - DUE TO SHAREHOLDERS AND OFFICERS

Due to shareholders and officers consists principally of deferred payments of base compensation and severance amounts payable to two principal shareholders. The amounts payable are non-interest bearing (see Note O).


NOTE J - ACQUIRED INTANGIBLE ASSETS

The following summarizes the carrying amounts of acquired intangible assets and related amortization.

                                                        Gross
                                                       Carrying        Accumulated
                                                        Amount         Amortization        Net
                                                      -----------      ------------    -----------
       Initial acquisition of patent during 2002      $ 3,960,975       $       --     $ 3,960,975
       Amortization expense for the year ended
         December 31, 2002                                     --          319,600         319,600
                                                      -----------       ----------     -----------

       Balance, December 31, 2002                       3,960,975          319,600       3,641,375

       Additional patent costs in April 2003 from
         issuance of 3,250,000 shares                   9,750,492               --       9,750,492
       Amortization expense for the year ended
         December 31, 2003                                     --        1,174,059       1,174,059
       Impairment charge                               (5,517,808)              --      (5,517,808)
                                                      -----------       ----------     -----------

       Balance, December 31, 2003                     $ 8,193,659       $1,493,659     $ 6,700,000
                                                      ===========       ==========     ===========

The Company is amortizing the cost of the patent over a ten-year period, which was the remaining life of the patent at the acquisition date. Amortization expense for each of the five years ending December 31, 2008 will be $812,121 annually. As described in Note D, the Company recorded an impairment charge to the patent of approximately $5,518,000 during the fourth quarter of 2003.

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K - LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                                 DECEMBER 31,
                                                        ----------------------------
                                                            2002            2003
                                                        ------------    ------------
Numerator:
  Net loss                                              $ (3,581,186)   $(11,738,105)
                                                        ============    ============

Denominator:
  For basic loss per share - weighted average shares      12,754,832      16,173,841
  Effect of dilutive securities - stock options                   --              --
                                                        ------------    ------------
  For diluted loss per share                              12,754,832      16,173,841
                                                        ============    ============

Net loss per common share - basic and diluted           $      (0.28)   $      (0.73)
                                                        ============    ============

Options and warrants to purchase 3,621,129 and 7,238,931 shares of common stock as of December 31, 2002 and 2003 are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive. Additionally, common stock issuable as contingent consideration in connection with the patent purchase (Note B) was not considered in the calculation of basic or diluted loss per share in 2002.


NOTE L - COMMON STOCK

In March 2001, the Company authorized a private common stock offering of up to 1,500,000 shares at $3.50 per share (the "March 2001 Offering"). Related to the March 2001 Offering, the Company issued 412,325 shares of common stock and realized proceeds of $1,210,749 during 2002 (net of $232,389 in offering costs). In April 2002, the March 2001 Offering was terminated and in May 2002, the Company commenced a new offering consisting of up to 3,000,000 shares of common stock at $5.00 per share (the "May 2002 Offering"). The May 2002 Offering was amended to comprise only 1,000,000 units at a purchase price of $5.00 per unit (the "Unit Offering"). Each unit consists of one share of the Company's common stock, and one warrant to purchase one additional share (the "Unit"). The exercise price of each warrant shall be $5.00 per share until August 15, 2003 (the "Initial Warrant Year"), and from August 16, 2003 through August 15, 2004 the exercise price is the greater of the average closing trading price for the Company's common stock during the initial warrant year or $8.00, whichever is greater. As part of the Unit Offering, the Company has committed to issue to brokers/dealers warrants to purchase common stock at $5.50 per share equal to 10% of the units placed. The Unit Offering was amended to reflect an effective unit price of $4.00 per share in May 2002. Under the Unit Offering, during the year ended December 31, 2002, the Company issued 83,750 units and realized proceeds of $271,450 (net of $63,550 in cash offering costs). In 2002, the Company also issued 93,833 shares of common stock and realized proceeds of $244,820 (net of $36,680 in offering costs).

On January 3, 2003, the Company's shareholders approved an increase in the Company's authorized stock to 100,000,000 shares, consisting of 95,000,000 Common and 5,000,000 Preferred shares; rights and preferences of the Preferred are to be set by the Board of Directors. This authorization was reflected in the Company's financial statements at December 31, 2003.

During the year 2003, the Company entered into the following equity related transactions:

For the period January through December 2003, the Company sold 1,000,003 shares of common stock at prices ranging from $1.07 to $3.00 per share aggregating $2,012,619 in cash, net of transaction costs. These transactions and other non-cash equity transactions are discussed below.

For the period January through March 2003, the Company issued 68,000 shares of common stock at prices ranging from $1.07 to $3.00 per share, aggregating $192,086 in cash, net of transaction costs.

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE L - COMMON STOCK - Continued

In April 2003, the Company entered into a twelve-month agreement with an investor, whereby the investor would provide the Company $1,200,000 in cash from May 2003 to April 2004, in monthly payments ranging from $50,000 to $150,000. The Company issued 50,000 shares of common stock at $3.00 per share and received $139,940 (net of costs) on May 1, 2003. In August 2003, this agreement was terminated, and the Company issued the investor 50,000 shares of common stock at $2.00 per share as part of this termination. The Company has no obligation to repurchase any shares issued to the investor as part of this agreement. No cash proceeds were received related to the shares issued for this transaction.

In April 2003, the Company approved the issuance of 500,000 shares of common stock to a third party. The shares were granted in recognition of past performance associated with common stock private placement offerings and in contemplation of continued involvement by this advisor in future fund raising activities. A total value of $1,500,000 was recognized as additional paid in capital associated with this issuance of common stock. Based on expected future proceeds from common stock offerings, the Company recorded deferred offering costs of $937,000, as a reduction to stockholders' equity associated with these shares. The deferred offering costs were being amortized as a reduction to additional paid-in capital based on capital raised in respective periods. At December 31, 2003, the deferred offering cost balance of $637,936 was written off to expense, as the amount of capital raised during 2003 was significantly less than anticipated. In August 2003, the Company reduced the exercise price from $3.50 per share to $2.00 per share for 500,000 options to purchase common stock granted to the third party. The revaluation of these options had no impact on the Company's financial statements, as the options were granted in recognition of past performance associated with common stock private placement offerings. No cash proceeds were received for this transaction. Of the $1,500,000, approximately $638,000 is included as expense in 2003. The remaining $862,000 is included as offering costs in 2003.

In October 2002, the Company borrowed $200,000 from Daimler Capital Partners ("Daimler"). All principal and interest were payable on February 28, 2003, subject to extension to April 28, 2003, upon the issuance of a four-year option to purchase an additional 50,000 shares at $1.00 per share, which was recorded as original issue discount in 2002. The extension option was issued and the loan was extended to April 2003. The maturity of the loan was extended further and, in May 2003, the loan was increased by $100,000. In October 2003, the Company issued 500,000 shares of common stock to Daimler. These shares were collateralizing the note payable to Daimler and were issued in repayment of $200,000 of this note. No cash proceeds were received related to this transaction.

During April 2003, through an amendment to the 2002 Radio Metrix, Inc. purchase agreement, the Company agreed to issue 3,250,000 shares of its common stock for full satisfaction of future contingent consideration. These shares were recorded at the fair value at that date of $3.00 per share and, as a result, patent cost was increased by $9,750,000 with a corresponding increase in stockholders' equity during April 2003. No cash proceeds were received related to this transaction.

In May 2003, the Company issued 14,285 shares of its authorized but unissued common stock to Crescent Fund, Inc., pursuant to a Consulting Agreement. These shares were recorded at a fair value of $3.00 per share and included in selling, general, and administrative expenses. In July 2003, the Company issued an additional 14,284 shares of its authorized but unissued common stock to Crescent Fund, Inc., pursuant to this Consulting Agreement. The Company may issue additional shares of its common stock to Crescent Fund, Inc. under this
Consulting   Agreement.   No  cash  proceeds  were  received   related  to  this
transaction.

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE L - COMMON STOCK - Continued

In May 2003, the Company entered into an Equity Line of Credit ("ELC") agreement pursuant to which the Company borrowed $250,000. The borrowing was convertible into common stock at a 25% discount from the then prevailing market price. The Company had the right, but not the obligation, to sell additional registered shares under the Agreement at a 25% discount from the then prevailing market price to a maximum of $1,000,000, including the $250,000 amount if converted. The agreement required a minimum stock price of $2.50 per share and minimum trading volume requirements, both as defined in the agreement. Pursuant to the Agreement, the Company agreed to issue a Warrant to purchase 75,000 shares of the Company's common stock at an exercise price of $2.76 per share, of which 25,000 shares are vested and the balance would vest only in the event the Company exercises its right to sell additional shares of registered stock under the Agreement. Related to the ELC, in July 2003 the Company issued 91,638 shares of common stock and received cash proceeds of $99,908, net of transaction costs. In July 2003, the note payable was converted into 135,022 registered shares of common stock. The Company recognized original issue discount of approximately $202,000 associated with the value of warrants and the contingent beneficial conversion feature of the notes payable. The Company also recognized deferred costs of approximately $66,000. The discount and loan costs were amortized over the term of the loan and were subsequently fully expensed in July 2003 upon the conversion into common stock. In November 2003, the Company issued an additional 104,167 shares of common stock at a price of $2.40 per share and received cash proceeds of $217,396, net of transaction costs.

In June and July 2003, the Company sold 350,500 Units at $2.00 per Unit, each Unit consisting of one share of the Company's common stock and one warrant to purchase one additional share at an exercise price of $2.00 per share, one additional share at an exercise price of $3.00 per share, and one additional share at an exercise price of $4.00 per share. The Company received cash proceeds of $700,503, net of transaction costs related to this unit offering. The warrants are exercisable until Jun 30, 2005. As payment of the placement fee, the Company issued a placement agent 45,500 of its $2.00 Units with each unit containing the same number of warrants at exercise prices of $2.00, $3.00 and $4.00 per share, respectively. No cash proceeds were received related to this transaction. The placement agent was also the purchaser of 50,500 of the $2.00 Units, of which the Company received cash proceeds of $99,985 net of transaction costs. In August 2003, the Company also granted an option to purchase 100,000 shares of common stock at an exercise price of $3.00 to the placement agent. The options were granted in recognition of the successful fund raising activities and are exercisable until August 2006.

In July 2003, the Company engaged Source Capital Group, Inc., as Invisa's non-exclusive financial advisor, primarily to assist Invisa in raising additional capital. Invisa issued 5,000 shares of common stock to Source Capital Group, Inc. as a retainer. The Company also issued 6,000 shares to two other parties in connection with assisting the Company in raising additional capital. The Company expensed the value of the shares at $2.00 and $3.00 per share, respectively, for financial reporting purposes. No cash proceeds were received related to this transaction.

In July 2003, the Company agreed to issue to Hawk Associates, Inc., the Company's domestic investor relations representative, 37,000 shares of common stock in payment of $75,000 cash fees, which had accrued under the Company's agreement with Hawk Associates, Inc. No cash proceeds were received related to this transaction. This agreement was terminated in August 2003.

In September 2003, the Company issued 20,000 shares of common stock to Fusion Capital Fund II, LLC ("Fusion") as compensation for expected future capital raising activities. The Company also entered into an agreement with Fusion under which Fusion would provide an equity line of credit subject to the Company filing a registration statement. The agreement also required the Company to issue 200,000 shares of the Company's common stock to Fusion as a fee, subject to a holding period before Fusion can sell the shares. The Company has recorded the issuance of this stock at $2.77 per share and charged the total amount to expense. In December 2003, the Company terminated this agreement. No cash proceeds were received related to these transactions.

During 2003, the Company issued 327,698 shares of common stock at prices ranging from $1.07 to $3.00 per share related to the exercise of common stock options. The Company received cash proceeds of $662,786.

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE M - STOCK OPTIONS

In July 2000, the Company established a stock compensation plan (the "2000 Plan"), which provides for the granting of options to purchase the Company's common stock to employees, directors, consultants and advisors who have rendered, are rendering, or expected to continue to render services to the Company. The options granted are subject to a vesting schedule as set forth in each individual option agreement. The 2000 Plan provides for a maximum of 1,500,000 shares of Common Stock of the Company to be issued. The 2000 Plan shall terminate upon the earlier of (i) September 1, 2010, or (ii) the date on which all shares available for issuance under the 2000 Plan shall have been issued. Options totaling 1,200,000 were issued under the Plan ranging in price from $3.00 to $5.32 per share. In December 2001, the Company's Board closed the 2000 Plan.

In 2002, the Company adopted a stock compensation plan (the "2002 Plan"). Under the 2002 Plan, the Company has reserved an additional 1,500,000 shares of common stock eligible for current and prospective employees, consultants, and directors. The options granted are subject to a vesting schedule as set forth in each individual option agreement. During the year ended December 31, 2002, the Company granted 1,130,000 common stock options under the 2002 Plan. The 2002 Plan shall continue until the earlier of (i) its termination by the Board; or
(ii) the date on which all shares of common stock available for issuance under the 2002 Plan have been issued and all restrictions on such shares under the terms of the 2002 Plan and the agreements evidencing options granted under the 2002 Plan have lapsed; or (iii) ten years from its effective date. In January 2003, the Company's Board closed the 2002 Plan.

During the year ended December 31, 2002, the Company granted 842,125 common stock options that were outside the above plans. At the grant date, the exercise price of the options was equal to the market price, except for an option for 200,000 shares, which was below market.

In January 2003, the Company adopted a stock compensation plan (the "January 2003 Plan") with contractual life and vesting terms identical to its 2002 Plan, which provides for a maximum of 1,500,000 shares of common stock to be issued.

In connection with the issuance of 396,000 shares in June and July 2003 (see Note L), the Company granted warrants to acquire 396,000 common shares at $2.00, $3.00, and $4.00 per share. The 1,188,000 warrants are fully vested and exercisable until August 2006.

In July 2003, the Company entered into a Consultant Agreement with National Financial Communications Corporation, also referred to as OTC Financial Network, a Massachusetts corporation, to assist the Company in public relations and shareholder communications. Under this Consulting Agreement, Invisa granted National Financial Consulting Corporation options to purchase 25,000 shares of Invisa common stock at $3.00 per share, 25,000 shares of Invisa common stock at $3.50 per share, 25,000 shares of Invisa common stock at $4.00 per share, and 25,000 shares of Invisa common stock at $4.50 per share, all of which are vested at December 31, 2003. The options may be exercised for a period of three years following the termination of the Agreement. The Agreement has a six-month term, which may be extended for an additional three months if the Company approves such extension. Either party, upon 15 days' notice, may terminate the Agreement.

In October 2003, the Company adopted a non-qualified stock compensation plan (the "October 2003 Plan"). The Plan provides for a maximum of 1,000,000 shares of common stock of the Company to be issued. On October 15, 2003, related to the Plan, the Company granted 1,000,000 options to purchase shares of common stock at $3.35 per share. The options are fully vested at January 1, 2004 and are exercisable until October 15, 2013.

In August 2003, the Company granted an option to its placement agent to purchase 100,000 shares of common stock at $3.00 per share (see Note L).

In February 2003, the Company granted an option to Daimler to purchase 50,000 shares of common stock at $1.00 per share (see Note L).

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE M - STOCK OPTIONS - Continued

In May 2003, the Company granted, under an Equity Line of Credit agreement, an option to purchase 75,000 shares of common stock at $2.76 per share (see Note
L).

Activity with respect to all stock options is summarized as follows, including warrants issued to lenders, equity investors, and consultants.

                                                OPTIONS OUTSTANDING
                                      ---------------------------------------
                                                                   WEIGHTED-
                                                     RANGE OF      AVERAGE
                                                     EXERCISE    OPTION PRICE
                                       SHARES         PRICES      PER SHARE
                                      ---------     ----------   ------------
     Balance at December 31, 2001     1,650,880     $1.07-5.32      $2.65
       Options granted                1,972,125     $1.00-7.25       3.64
       Options canceled                  (1,876)         $1.07       1.07
                                     ----------

     Balance at December 31, 2002     3,621,129     $1.00-7.25       3.19

       Options granted                3,993,000     $1.00-4.50       3.22
       Options exercised               (327,698)    $1.07-3.00       2.07
       Options canceled                 (47,500)    $3.50-7.25       4.49
                                     ----------

     Balance at December 31, 2003     7,238,931     $1.00-7.25      $3.14
                                     ==========

The range of exercise prices, shares, weighted-average remaining contractual life and weighted-average exercise price for the options outstanding at December 31, 2003 is presented below:

                                     WEIGHTED-AVERAGE
         RANGE OF                       REMAINING      WEIGHTED-AVERAGE
     EXERCISE PRICES     SHARES      CONTRACTUAL LIFE   EXERCISE PRICE
     ---------------   ---------     ----------------  ----------------
        $1.00-1.07       696,804       1.61 years           $1.04
        $2.00-4.00     6,146,668       5.60 years           $3.24
        $4.27-7.25       395,459       4.48 years           $5.30

The range of exercise prices, shares and weighted-average exercise price for the options exercisable at December 31, 2003 are presented below:

                                                 WEIGHTED
                      RANGE OF                    AVERAGE
                  EXERCISE PRICES     SHARES   EXERCISE PRICE
                  ---------------   ---------  --------------
                     $1.00-1.07       696,804      $1.04
                     $2.00-4.00     3,483,668      $3.13
                     $4.27-7.25       283,792      $5.39

For pro forma disclosure purposes (see Note D), the fair value of the options granted to employees and directors in 2002 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the above years:

                                              2002           2003
                                             -------       -------
          Dividend yield                      0.00%         0.00%
          Expected volatility                31.00%        50.00%
          Risk free interest rates            3.00%         3.00%
          Expected lives                     3 years       3 years

The weighted-average grant date fair value for options granted during 2002 and 2003 was approximately $0.46 and $1.21.

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE N - COMMITMENTS AND CONTINGENCIES

Operating Leases

Prior to June 2002, the Company subleased its manufacturing and office space under an operating sublease agreement from a shareholder. In June 2002, the Company entered into a new two-year lease for its existing facility at an annual lease payment of $103,200 ("New Lease"). This New Lease is with an unrelated party. The lease has an option to purchase the premise during the term at $836,000. In March 2002, the Company entered into a two-year lease for additional facilities at an approximate annual lease payment of $97,200. The lease has an option to purchase the property at $698,000 during year one and $750,000 during year two. During 2003, the Company abandoned this facility and has accrued for the remaining lease payment at December 31, 2003. Future minimum lease payments are $56,900 in 2004.

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


NOTE O - RELATED PARTY TRANSACTIONS

Restructuring

In November 2003, the Company and two principal shareholder/officers ("Shareholders') entered into agreements ("Agreements") to forgive and restructure certain notes receivable, certain stock subscriptions and related interest receivable, notes and related interest payable, and other amounts due the shareholders. Under the agreements, the following occurred:

         Forgiveness by the Company of two notes receivable from Shareholders totaling $146,310 ($161,000 at December 31, 2002).

         Forgiveness by the Company of stock subscriptions receivable and accrued interest from the Shareholders totaling $923,432 ($885,000 at December 31, 2002).

         Forgiveness by the Shareholders of notes payable of $1,169,131 and accrued interest of $130,601 by the Company.

         Forgiveness by the Shareholders of certain compensation amounts owed to them totaling $416,963.

In connection with these Agreements, the Company recognized additional paid in capital of approximately $544,000 during the fourth quarter of 2003. In addition to the amounts forgiven, the shareholders agreed to allow approximately $338,000 of their accrued compensation to be paid on a contingent basis, as described below.

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE O - RELATED PARTY TRANSACTIONS - Continued

Effective February 2000, the Company had entered into five-year employment agreements with the two Shareholders, which provided for each of them to receive an annual salary of $150,000 ($30,000 of which was deferred), an ongoing monthly bonus of $2,000, an annual car allowance of $8,500, and other fringe benefits. The amounts charged to expense in total for the two shareholders under these employment agreements approximated $305,000 in 2002 and $286,000 in 2003. Under the restructuring Agreements, compensation for one of the Shareholders ceased as of September 30, 2003 and, as of January 31, 2004 for the other Shareholder. The employment agreements also terminated on those respective dates.

At December 31, 2003, the Company owed the Shareholders approximately $454,000 of accrued compensation. Approximately $338,000 of this compensation will be paid to the shareholders depending on the Company achieving certain equity funding amounts ranging from $500,000 to $4,000,000. The Company has agreed to pay certain tax liabilities, if any, which may be incurred by the principal shareholders in connection with these transactions. At December 31, 2003, included in accrued expenses is the above $454,000, as well as approximately $250,000 in accrued payroll.

The Company incurred legal and consulting fees of approximately $312,000 and $-0- for the years ended December 31, 2002 and 2003, respectively, to a law firm of which one of the partners is one of the Shareholders.


NOTE P - INCOME TAXES

Deferred taxes are recorded for all existing temporary differences in the Company's assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the years ended December 31, 2002 or 2003.

Reconciliation of the federal statutory income tax rate of 34.0% to the effective income tax rate is as follows:

                                                   YEAR ENDED   YEAR ENDED
                                                  DECEMBER 31,  DECEMBER 31,
                                                      2002          2003
                                                  ------------  ------------
Federal statutory income tax rate                    (34.0)%       (34.0)%
State income taxes, net of federal tax benefit        (3.5)         (3.5)
Deferred tax asset valuation allowance                37.5          37.5
                                                     -----         -----
                                                        --%           --%
                                                     =====         =====

Deferred tax asset and liability components were as follows:

                                           DECEMBER 31,      DECEMBER 31,
                                               2002              2003
                                           ------------     ------------
        Deferred tax assets:
          Compensation payable             $    224,614     $    263,853
          Net operating loss                  2,643,885        4,404,294
          Basis difference for C
            Corporation conversion              188,153          172,794
          Other                                  21,750          129,750
                                           ------------     ------------
                                              3,078,402        4,970,691

        Deferred tax liabilities:
          Patent                                915,515        1,942,875
                                           ------------     ------------
          Net deferred tax assets             2,162,887        3,027,816
        Less valuation allowance             (2,162,887)      (3,027,816)
                                           ------------     ------------

          Net deferred income taxes        $         --     $         --
                                           ============     ============

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE P - INCOME TAXES - Continued

The deferred tax valuation allowance was determined based on the development stage status of the Company and the historical losses incurred since inception.

As of December 31, 2003, the Company had net operating loss carryforwards for Federal and State income tax purposes totaling $11,745,000, which expire beginning in 2019.


NOTE Q - SUBSEQUENT EVENTS (UNAUDITED)

Subsequent to December 31, 2003 and through March 31, 2004, the Company sold 435,750 shares of common stock at prices ranging from $2.60 to $3.25 per share aggregating $992,000, net of transaction costs.

Subsequent to December 31, 2003, the Company negotiated a reduction in its liability to SDR Metro from $600,000 at December 31, 2003 (see Note H) to
$250,000, of which $175,000 has been paid and the remainder is due April 22, 2004.