Form 10QSB
period 2004-03-31
INVISA INC
filed 2004-05-14
CIK 1172706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended March 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from ____________ to ________________

Commission file number 000-50081

                                  Invisa, Inc.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
-------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   65-1005398
                      (I.R.S. Employer Identification No.)

                             4400 Independence Court
                             Sarasota, Florida 34234
                    (Address of principal executive offices)

                                 (941) 355-9361 (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Invisa was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      |X|              No       |_|

The Issuer had 19,201,332 shares of common stock issued and outstanding as of March 31, 2004.

                                  INVISA, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                                                                   PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.......................................................................................1
          Consolidated Balance Sheets................................................................................1
          Consolidated Statements of Operations......................................................................2
          Consolidated Statement of Stockholders Equity..............................................................3
          Consolidated Statements of Cash Flows......................................................................4
          Consolidated Statements of Cash Flows......................................................................5
          Notes to Consolidated Financial Statements (unaudited).................................................. 6-9
Item 2.   Management's Discussion and Analysis or Plan of Operation.................................................10
Item 3.   Controls and Procedures...................................................................................12

PART II.  OTHER INFORMATION.........................................................................................12

Item 1.   Legal Proceedings.........................................................................................12
Item 2.   Changes in Securities.....................................................................................12
Item 3.   Defaults Upon Senior Securities...........................................................................12
Item 4.   Submission of Matters to a Vote of Security Holders.......................................................13
Item 5.   Other Information.........................................................................................13
Item 6.   Exhibits and Reports on Form 8-K..........................................................................13
          Signatures................................................................................................13
          Certifications........................................................................................14 -15

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,       MARCH 31,
                                                                                       2003              2004
                                                                                 --------------    --------------
                                      ASSETS                                                         (unaudited)
Current assets:
   Cash and cash equivalents                                                     $      260,536    $       23,557
   Accounts receivable                                                                   26,906            26,055
   Inventories                                                                          232,537           222,879
   Refundable deposits and other                                                         26,846            67,383
                                                                                 --------------    --------------
     Total current assets                                                               546,825           339,874

Note receivable - related party                                                             555               555
Furniture, fixtures and equipment, net                                                   89,480            78,772
Patent, net                                                                           6,700,000         6,502,941
                                                                                 --------------    --------------

       Total assets                                                              $    7,336,860    $    6,922,142
                                                                                 ==============    ==============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade                                                       $      259,664    $      165,956
   Accrued expenses                                                                     128,032            81,032
   Line of credit                                                                       149,402           148,643
   Current portion of notes payable                                                     700,000           175,000
   Current portion of notes payable to related party                                     80,535            80,535
   Due to related party                                                                  64,960
                                                                                                   --------------
   Due to shareholders and officers                                                   1,125,561         1,033,634
                                                                                 --------------    --------------

     Total current liabilities                                                        2,508,154         1,684,800

Notes payable to related parties                                                         50,334            50,334
Deferred revenue                                                                        300,000           300,000

Stockholders' equity
   Preferred stock, 5,000,000 shares authorized ($.001 par value) no shares issued           --                --
   Common stock; 95,000,000 shares authorized ($.001 par value), 18,767,582 and
     19,201,332 shares issued and outstanding, respectively                              18,768            19,201
   Additional paid-in capital                                                        25,452,928        26,473,913
   Stock subscriptions receivable                                                      (291,404)         (295,775)
   Deficit accumulated during the development stage                                 (20,701,920)      (21,310,331)
                                                                                 --------------    --------------

     Total stockholders' equity                                                       4,478,372         4,887,008
                                                                                 ==============    ==============

     Total liabilities and stockholders' equity                                  $    7,336,860    $    6,922,142
                                                                                 ==============    ==============

        The accompanying notes are an integral part of these statements.

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                            FEBRUARY 12,
                                                                                            1997 (DATE OF
                                                                                             INCEPTION)
                                                                                               THROUGH
                                                        THREE MONTHS ENDED MARCH 31,          MARCH 31,
                                                           2003              2004                2004
                                                     --------------    --------------    --------------
Net sales                                            $       43,405    $       50,649    $      811,231
Cost of goods sold                                           27,158            33,013           504,726
                                                     --------------    --------------    --------------
  Gross profit                                               16,247            17,636           306,505

Research and development costs                              110,299            86,292         2,910,713
Selling, general and administrative expenses                881,703        12,691,552           607,921
Debt Extinguishment Gain                                         --          (350,000)         (350,000)
Impairment of patent                                             --                --         5,517,808
                                                     --------------    --------------    --------------

Loss from operations                                       (701,973)         (600,359)      (20,463,568)
Interest expense, net                                       114,497             8,052           846,763
                                                     --------------    --------------    --------------

Loss before income tax                                     (816,470)         (608,411)      (21,310,331
Income tax
                                                                 --                --                --
                                                     --------------    --------------    --------------

     Net loss                                        $     (816,470)   $     (608,411)   $  (21,310,331)
                                                     ==============    ==============    ==============
Net loss per common share:
  Basic and diluted                                  $        (0.06)   $        (0.03)
                                                     ==============    ==============
Weighted average common stock shares
  outstanding
    Basic and diluted                                    13,029,708        19,011,016
                                                     ==============    ==============

        The accompanying notes are an integral part of these statements.

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                         COMMON STOCK                      ADDITIONAL          STOCK
                                                                                            PAID-IN        SUBSCRIPTIONS
                                                           SHARES           AMOUNT          CAPITAL          RECEIVABLE
                                                       --------------   --------------   --------------    --------------
FEBRUARY 12, 1997 (INCEPTION)                                      --   $           --   $           --    $           --

Summary of transactions from February 12, 1997 through December 31, 2001:

Issuance of common stock to founders                        6,105,128            5,980           (5,980)               --
Issuance of common stock for cash                           2,667,439            2,667        5,273,656                --
Exercise of stock options                                     924,214              924          984,076          (985,000)
Common stock issuable for rent                                164,799              290           88,084                --
Issuance of common stock for services                          95,000               95          332,450                --
Issuance of common stock options for services                      --               --          491,337                --
Issuance of common stock related to
reorganization                                              2,009,000            2,009          227,991                --
Interest accrued on notes related to stock
  subscriptions receivable                                         --               --          118,200          (118,200)
Net loss                                                           --               --               --                --
                                                       --------------   --------------   --------------    --------------

BALANCE AT DECEMBER 31, 2001                               11,965,580           11,965        7,509,814        (1,103,200)

Issuance of common stock and units for cash                   360,325              360          880,390                --
Issuance of common stock related to
  Radio Metrix merger                                         435,000              435        1,522,065                --
Interest accrued on notes related to stock
  subscriptions receivable                                         --               --           59,100           (59,100)
Issuance of common stock options for services                      --               --           25,256                --
Original issue discount                                            --               --          144,000                --
Net loss                                                           --               --               --                --
                                                       --------------   --------------   --------------    --------------

BALANCE AT DECEMBER 31, 2002                               12,990,488           12,990        1,006,664        (1,162,300)

Issuance of common stock for cash                           1,000,003            1,000        2,011,619                --
Offering costs                                                500,000              500          637,436                --
Conversion of notes payable                                   635,022              635          449,365           450,000
Original issue discount on notes payable                           --               --          201,519                --
Issuance of common stock for services                         392,069              393          802,949                --
Issuance of common stock related to
  Radio Metrix merger                                       3,250,000            3,250        9,746,750                --
Interest accrued on notes related to
  stock subscriptions receivable                                   --               --           52,536           (52,536)
Settlement of accounts in connection
  with severance agreements                                        --               --          544,090                --

Net loss                                                           --               --               --                --
                                                       --------------   --------------   --------------    --------------

BALANCE AT DECEMBER 31, 2003                               18,767,582           18,768       25,452,928          (291,404)

Exercise of stock warrants (unaudited)                        300,000              300          624,580                --
Exercise of stock options (unaudited)                         133,750              133          392,034                --
Interest accrued on notes related to stock
  subscriptions receivable (unaudited)                             --               --            4,371            (4,371)
Net loss (unaudited)                                               --               --               --                --

                                                       --------------   --------------   --------------    --------------
BALANCE AT MARCH 31, 2004 (unaudited)                  $   19,201,332   $       19,201   $   26,473,913    $     (295,775)
                                                       ==============   ==============   ==============    ==============

                                                          DEFICIT
                                                        ACCUMULATED
                                                         DURING THE
                                                        DEVELOPMENT
                                                           STAGE              TOTAL
                                                        --------------    --------------
FEBRUARY 12, 1997 (INCEPTION)                           $           --    $           --

Summary of transactions from February 12, 1997 through December 31, 2001:

Issuance of common stock to founders                                --                --
Issuance of common stock for cash                                   --         5,276,323
Exercise of stock options                                           --                --
Common stock issuable for rent                                      --            88,374
Issuance of common stock for services                               --           332,545
Issuance of common stock options for services                       --           491,337
Issuance of common stock related to
reorganization                                                      --           230,000
Interest accrued on notes related to stock
  subscriptions receivable                                          --                --
Net loss                                                    (5,382,629)       (5,382,629)
                                                        --------------    --------------

BALANCE AT DECEMBER 31, 2001                                (5,382,629)        1,035,950

Issuance of common stock and units for cash                         --           880,750
Issuance of common stock related to
  Radio Metrix merger                                               --         1,522,500
Interest accrued on notes related to stock
  subscriptions receivable                                          --                --
Issuance of common stock options for services                       --            25,256
Original issue discount                                             --           144,000
Net loss                                                      (707,215)         (707,215)
                                                        --------------    --------------

BALANCE AT DECEMBER 31, 2002                                (8,963,815)          893,539

Issuance of common stock for cash                                   --         2,012,619
Offering costs                                                      --           637,936
Conversion of notes payable
Original issue discount on notes payable                            --           201,519
Issuance of common stock for services                               --           803,342
Issuance of common stock related to
  Radio Metrix merger                                               --         9,750,000
Interest accrued on notes related to
  stock subscriptions receivable                                    --                --
Settlement of accounts in connection
  with severance agreements                                  1,467,522
                                                                                 923,432
Net loss                                                   (11,738,105)      (11,738,105)
                                                        --------------    --------------

BALANCE AT DECEMBER 31, 2003                               (20,701,920)        4,478,372

Exercise of stock warrants (unaudited)                              --           624,880
Exercise of stock options (unaudited)                               --           392,167
Interest accrued on notes related to stock
  subscriptions receivable (unaudited)                              --                --
Net loss (unaudited)                                          (608,411)         (608,411)

                                                        --------------    --------------
BALANCE AT MARCH 31, 2004 (unaudited)                   $  (21,310,331)   $    4,887,008
                                                        ==============    ==============

         The accompanying notes are an integral part of this statement.

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                            FEBRUARY 12,
                                                                                                           1997 (DATE OF
                                                                                                             INCEPTION)
                                                                          THREE MONTHS ENDED MARCH 31,        THROUGH
                                                                         ------------------------------       MARCH 31,
                                                                              2003             2004            2004
                                                                         -------------    -------------    -------------
Cash flows from operating activities:
  Net loss                                                               $    (816,470)   $    (608,411)   $ (21,310,331)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Patent impairment                                                             --               --        5,517,808
      Depreciation and amortization                                            168,522          207,767        2,144,050
      Common stock and options exchanged for services                               --               --        2,378,271
      Debt Extinguishment Gain                                                (350,000)        (350,000)
      Changes in operating assets and liabilities:
        Accounts receivable                                                     53,513              851         (173,204)
        Inventories                                                            (29,310)           9,658         (222,879)
        Refundable deposits and other assets                                   (14,994)         (40,537)         (67,383)
        Accounts payable, trade                                                163,303          (93,708)         165,956
        Accrued expenses                                                          (358)         (49,500)          28,532
        Deferred revenue                                                            --               --          300,000
        Advance from related party                                                  --          (64,960)              --
        Due to shareholders and officers                                       181,997

(91,927) 1,303,550
                                                                         -------------    -------------    -------------
               Net cash used in operating activities                          (293,797)    (1,0080,767)      (10,283,630)

Cash flows from investing activities:
  Patent acquisition                                                                --               --         (550,000)
  Transaction costs in connection
    with RMI business combination                                                   --               --         (121,475)
  Purchases of furniture, fixtures and equipment                                (1,717)              --
                                                                                                                 187,078)
                                                                         -------------    -------------    -------------
              Net cash used in investing activities                             (1,717)              --         (858,553)

Cash flows from financing activities:
  Net change in line of credit                                                  26,000             (759)         148,643
  Proceeds from (payment of) notes payable                                      (8,350)        (172,500)         735,570
  Proceeds from sale of common stock, net                                      190,380        1,017,047       10,053,527
  Cash received with combination transaction                                        --               --
                                                                                                                 230,000
                                                                         -------------    -------------    -------------
               Net cash provided by financing activities                       208,030       11,167,740
                                                                                                                 843,788
                                                                         -------------    -------------    -------------

Net increase (decrease) in cash                                                (87,484)        (236,979)          23,557

Cash at beginning of period                                                     98,410          260,536               --
                                                                         -------------    -------------    -------------

Cash at end of period                                                    $      10,926    $      23,557    $      23,557
                                                                         =============    =============    =============

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)


                                                                                                     FEBRUARY 12,
                                                                                                     1997 (DATE OF
                                                                                                       INCEPTION)
                                                                    THREE MONTHS ENDED MARCH 31,        THROUGH
                                                                   -------------------------------      MARCH 31,
                                                                        2003             2004             2004
                                                                   --------------   --------------   --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest                         $       13,764   $       14,615   $      234,902
                                                                   ==============   ==============   ==============

  Notes payable incurred during the period:
    In connection with merger transactions                         $    1,300,000   $           --   $    1,300,000
                                                                   ==============   ==============   ==============

    Notes payable canceled in connection with merger transaction   $      337,489   $           --   $      337,489
                                                                   ==============   ==============   ==============

    Common stock issued in connection with merger transaction
                                                                   $    1,522,500   $           --   $   11,272,500
      (435,000 shares)
                                                                   ==============   ==============   ==============

Due to employees assumed in connection with merger transaction     $      175,000   $           --   $      175,000
                                                                   ==============   ==============   ==============

Accrued expenses assumed in connection with merger transaction                      $       50,000   $       50,000
                                                                   ==============   ==============   ==============

Common stock (164,799 shares) exchanged for rent                   $           --   $           --   $      554,000
                                                                   ==============   ==============   ==============

        The accompanying notes are an integral part of these statements.

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 10-02 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Invisa, Inc. for the year ended December 31, 2003. When used in these notes, the terms "Company", "we," "us" or "our" mean Invisa, Inc. and its subsidiaries. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Invisa, Inc. (formerly known as "SmartGate, Inc.") ("the Company" or "Invisa") is a development stage enterprise that incorporates safety system technology and products into automated closure devices, such as parking gates, sliding gates, overhead garage doors and commercial overhead doors. The Company has not fully implemented its sales and marketing plan and has, therefore, not emerged from the development stage. Invisa has demonstrated production-ready prototypes of security products for the museum and other markets.

NOTE B - OPERATING MATTERS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2004 and since the date of inception, the Company has had a net loss of $608,411 and $21,310,331, respectively. As of March 31, 2004, the Company has not emerged from the development stage and has negative working capital of approximately $1,344,926. In view of these matters, recoverability of recorded property and equipment, intangible assets and other asset amounts shown in the accompanying financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company improving its overall level of profitability. Since inception, the Company has financed its operations principally from the sale of equity securities, as the Company has not generated significant revenues from the sale of its products. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including increasing the available line of credit, term notes and proceeds from licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

Currently, the Company is in discussion with certain potential sources of strategic and short term funding. During the month of April, the Company has issued 82,000 shares of common stock at $2.00 per share aggregating $163,960.

In addition, the Company is in licensing fee discussions with potential distributors of the Company's safety and future security products. While there can be no assurance that such sources will provide adequate funding for the Company's operations, management believes such sources will be available to the Company.

In January 2004, the Company negotiated a reduction in its liability to SDR Metro Inc. from $600,000 at December 31, 2003 to $250,000, which has been paid.

NOTE C - CRITICAL ACCOUNTING ESTIMATES

Patents - The recorded cost of the patent is based on the fair value of consideration paid for it, adjusted for impairment in 2003 as described below. The ultimate consideration was originally based on a valuation performed by a third party and approved by those Board Members with no affiliation with the seller. The patent costs are amortized over the remaining life of the patent at the date of its acquisition. The fair value of the patent is reviewed for recoverability whenever events or changes in circumstances indicate that its recorded value may not be recoverable. At December 31, 2003, the Company recorded an impairment charge of approximately $5,518,000, which was based on the results of a third-party valuation of the patent and patents under development. The value of the patents will continue to be sensitive to achievement of forecasted revenue and related cash flows. Management will continue to compare actual to budgeted results and consider unfavorable variances in future impairment analysis.

Amortization expense will be adjusted for the remaining life of the patent to reflect the additional patent costs. The Company follows the methodology presented in SFAS 144 to measure for impairment of the patent. The Company will continue to monitor its actual versus forecasted results of operations and will consider unfavorable variances, if any, in its future impairment analysis.

NOTE D - NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, FASB  Interpretation  46,  Consolidation  of Variable  Interest
Entities an Interpretation of ARB No. 51 ("FIN 46") was issued. This Interpretation clarified the application of Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of the majority voting interest requirement in ARB 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interests. All enterprises with variable interest in variable interest entities created after January 31, 2003, shall apply the provisions of the Interpretation to those entities immediately. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this Interpretation (other than the transition disclosure provisions in paragraph 26) to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. A nonpublic entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of the Interpretation (other than the transition disclosure provision in paragraph 26) to that entity no later than the end of the first annual reporting period beginning after June 15, 2003.

In December 2003, a revision of FIN 46 ("FIN 46R") was published to clarify some of the provisions of FIN 46 and exempt certain entities from its requirements. Under FIN 46R, a legal entity is considered a variable interest entity of "VIE", with some exceptions if specific criteria are met, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of three stipulated characteristics of a controlling financial interest. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it. Even if the reporting entity is not obligated to consolidate the VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. The effective date of the interpretation was modified under FIN 46R. A reporting entity is required to apply the provisions of FIN 46R to all VIEs that previously were subject to certain previously issued special purpose entity of SPE, accounting pronouncements for all reporting periods ending after December 14, 2003. For all other VIEs, a reporting entity is required to adopt these provisions of FIN 46R for all reporting periods after May 15, 2004. The Company does not believe it has ownership in any variable interest entities as of December 31, 2003. The Company will apply the consolidation or disclosure requirements of this interpretation in future periods if it should own any interest deemed to be a variable interest entity.

NOTE E - STOCK BASED COMPENSATION

In January 2003, the Company adopted a stock compensation plan (the "2003 Plan"). Under the 2003 Plan, the Company has reserved up to 1,500,000 shares of the Company's common stock. The 2003 Plan retained all provisions of the 2002 Plan. In October 2003, the Board of Directors approved the adoption of the 2003-A Employee, Director, Consultant and Advisor Stock Compensation Plan which provides for the reservation of 1,000,000 shares of the Company's common stock. This Plan also retained all provisions of the 2002 Plan. In May 2004, the Board of Directors raised the number of shares reserved under the 2003-A Plan to 3,500,000 shares.

In 2002, the Company adopted a stock compensation plan (the "2002 Plan"). Under the 2002 Plan, the Company has reserved additional 1,500,000 shares of common stock eligible for current and prospective employees, consultants and directors. The options granted are subject to a vesting schedule as set forth in each individual option agreement. The 2002 Plan shall continue until the earlier of
(i) its termination by the Board; or (ii) the date on which all shares of common stock available for issuance under the 2002 Plan have been issued and all restrictions on such shares under the terms of the 2002 Plan and the agreements evidencing options granted under the 2002 Plan have lapsed; or (iii) ten years from its effective date. In January 2003, the Company's Board closed the 2002 Plan.

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

Had compensation cost for the Company's stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123, the Company's net loss and net loss per common share would have been the pro forma amounts indicated below:

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 ------------------------------
                                                                                      2003             2004
                                                                                 -------------    -------------

Net loss as reported .........................................................   $    (816,470)   $    (608,411)

Less: stock-based employee compensation cost under the fair value based
method net of related tax effects ............................................   $     (67,459)   $    (168,006)

                                                                                 -------------    -------------

Pro forma net loss ...........................................................   $    (883,929)   $    (776,417)
                                                                                 =============    =============

Net loss per common share-basic and diluted
         as reported .........................................................   $       (0.06)   $        0.03)

                                                                                 =============    =============
         pro forma ...........................................................   $       (0.07)   $       (0.04)
                                                                                 =============    =============

NOTE F - LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                           THREE MONTHS     ENDED MARCH 31
                                                               2003              2004
                                                           -------------    -------------
Numerator:
  Net loss                                                 $    (816,470)   $    (608,411)
                                                           =============    =============

Denominator:
  For basic loss per share - weighted average shares          13,029,708       19,011,916
  Effect of dilutive securities - stock options
  For diluted loss per share                               $          --    $          --
                                                           =============    =============

Net loss per common share - basic and diluted              $       (0.06)   $       (0.03)
                                                           =============    =============

Options and warrants to purchase 3,628,929 and 6,705,181 shares of common stock as of March 31, 2003 and 2004 are not considered in the calculation of diluted loss per share because the effect would be antidilutive.

NOTE G - SUBSEQUENT EVENTS

Subsequent to March 31, 2004 and through April 30, 2004, the Company sold 82,000 shares of common stock at a price of $2.00 per share aggregating $ 163,960, net of transaction expenses.

In May 2004, the Board of Directors approved, under the Company's 2003-A Plan, the grant of options to acquire 1,610,000 shares of common stock at $2.00 per share subject to shareholder approval of the 2003-A Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-QSB. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Form 10-QSB.

LIQUIDITY AND CAPITAL RESOURCES

Since inception (February 12, 1997), we have financed our operations largely from the sale of common stock. From inception through March 31, 2004 we raised cash of $10,053,528 net of issuance costs, through private placements of common stock. At March 31, 2004, we had cash and cash equivalents totaling $23,557.

From inception through March 31, 2004, we incurred approximately $2,910,713 of research and development expenses. These research and development costs were directed principally toward our InvisaShield(TM) technology and safety products. Management estimates that sixty (60%) percent was expended toward the development of our core presence sensing technology, twenty (20%) percent was expended in the miniaturization of our circuitry, fifteen (15%) percent was expended in the design and development of safety products, and five (5%) percent was expended in the design and development of additional products for the security sector of our business.

On February 9, 2000, we purchased SmartGate, L.C. The total purchase price for SmartGate, L.C. was the issuance of 7,743,558 shares of Invisa, Inc. common stock to members of SmartGate, L.C. representing approximately 74% of our outstanding common stock at that date. SmartGate, L.C. was the acquirer for accounting purposes and, as such, our operations reflect the operations of SmartGate, L.C. since its inception.

On February 26, 2002 we acquired Radio Metrix Inc. (the "Merger"), principally from affiliated parties. We paid the following purchase price for Radio Metrix
Inc.: (i) 3,685,000 shares of restricted common stock; (ii) $1,300,000 payable by two promissory notes; (iii) a 7% royalty on all revenue earned from the sale of products based upon the Radio Metrix Inc. technology other than safety products which constituted the Company's core business prior to the Merger; and
(iv) certain future contingent consideration. In April 2003, the Radio Metrix Inc. Purchase Agreement was amended whereby the Company agreed to issue 3,250,000 shares of its common stock for full satisfaction of the future contingent consideration. In November 2003, the Purchase Agreement was further amended whereby the $1,300,000 notes payable were forgiven. As a part of this latter amendment, certain other notes receivable from and compensation owed to the affiliated parties were forgiven. See Item 6 "Management's Discussion and Analysis or Plan of Operations - Liquidity and Capital Resources" of our Form 10-KSB for a more detailed description of the transaction.

At March 31, 2004, we had a $150,000 bank line of credit, which was personally guaranteed by a shareholder, Mr. H.R. Williams. The line of credit required the payment of interest monthly at prime plus 1%, which was 5.75% on March 31, 2004. The line of credit was renewed at the same rate on July 15, 2003 and matures on July 15, 2004. The current interest rate is prime plus 1% which, at July 15, 2003, was 5.75%.

On October 28, 2002, we borrowed $200,000 from a non-affiliated party. The loan's interest note was paid at 15% per annum, payable in advance. We issued a four-year Warrant, together with registration rights commencing after June 28, 2004 to purchase 200,000 shares of our common stock at an exercise price of $1.00 per share. We pledged 500,000 shares of our common stock as collateral for the loan, which will be returned to the Company upon loan repayment or delivered to the lender as full loan repayment in the event of default. Pursuant to the terms of the loan, the date for repayment of all principal and interest was extended from February 28, 2003 to April 28, 2003, and in connection with said extension, we issued the lender on February 28, 2003, a four-year option to purchase 50,000 shares of our common stock at an exercise price of $1.00 per share, with registration rights. We borrowed an additional $100,000 from the non-affiliated party in 2003. The terms of this additional advance are currently under discussion, but are believed to be substantially similar to those of the original $200,000 borrowing. The $200,000 was subsequently paid in October 2003 by issuance of 500,000 shares of common stock.

 For the period January through March 2004, the Company sold 433,750 shares of common stock at prices ranging from $2.00 to $3.25 per share aggregating $1,017,000 net of transaction costs.

In February 2004, the Company negotiated a revision to its note payable related to the acquisition of its patent, reducing it from $600,000 to $250,000, due as follows: $100,000 by February 8, 2004; $75,000 by March 8, 2004; and $75,000 by
April 8, 2004. All such payments have been made.

We have incurred significant net losses and negative cash flows from operations since our inception. As of March 31, 2004, we had an accumulated deficit of approximately $21,310,331 and a working capital deficit of $1,344,926.

We anticipate that cash used in product  development and operations,  especially
in  the  marketing,   production  and  sale  of  our  products,   will  increase
significantly in the future.

The Company will be dependent upon our existing cash and cash equivalents, together with anticipated net proceeds from private placements of common stock and potential license fees, and sales of our products to finance our planned operations through at least the next 12 months. Accordingly, we plan to access additional cash from a variety of potential sources, which may include: public equity financing, private equity financing, license fees, grants, and public or private debt. The Report of Independent Certified Public Accountants included in our Form 10-KSB included a going concern modification for the year ended December 31, 2003.

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

NEW ACCOUNTING PRONOUNCEMENTS - SEE NOTE D TO FINANCIAL STATEMENTS.

FOR THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

Net Sales and Gross Profit - During the three months ended March 31, 2003 and 2004, net sales totaled $43,405 and $50,649 respectively. The increase was due to sales of safety products for powered parking gates. The Company's sales to date have been limited as a result of limited financial resources. We had a gross profit of $16,247 for the three months ended March 31, 2003 and $17,636 for the three months ended March 31, 2004.

Research and Development Expenses - During the three months ended March 31, 2003 and 2004, research and development expenses totaled $110,299 and $86,292, respectively. The decrease of $24,007 was due principally to the reduction in rent expense and materials purchased, partially offset by increases in management salary.

Selling, General and Administrative Expenses - During the three months ended March 31, 2003 and 2004, selling, general and administrative expenses totaled $607,921 and $881,703, respectively. The increase of $273,782 was attributable principally to the following: increases resulting from consulting and other fees applicable to a major investor relations mailing and related consultation, and patent amortization resulting from increased patent costs. The increases were offset by reductions in advertising, tradeshows, office expenses, and salary and travel costs.

Debt Extinguishment Gain - During the three months ended March 31, 2004, the Company negotiated the settlement of the SDR Metro, Inc. obligation from the contractual amount of $600,000 to a restructured amount of $250,000.

Interest Expense - Net - During the three months ended March 31, 2003 and March 31, 2004 net interest expense totaled $114,499 and $8,052 respectively. The decrease was due principally to a reduction of the Radio Metrix Inc. debt owed to SDR Metro Inc., as well as amortization of original issue discounts during the year 2003.

CRITICAL ACCOUNTING ESTIMATES

Patents - The recorded cost of the patent is based on the fair value of consideration paid for it. The ultimate consideration was originally based on a valuation performed by a third party and approved by those Board Members with no affiliation with the seller. The patent costs are amortized over the remaining life of the patent at the date of its acquisition. The fair value of the patent is reviewed for recoverability whenever events or changes in circumstances indicate that its recorded value may not be recoverable. At December 31, 2003, the carrying amount of the patent was reduced by approximately $5,518,000 to reflect its fair value as determined by a third party valuation. The patent impairment results principally from perceived shifts in market requiring us to rely more on our patents applied for and less on the original patent.

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

NOTE ON FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of Invisa, Inc. to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: risks involved in our implementing our business strategy; our ability to obtain financing on acceptable terms; competition; our ability to manage growth; risks of technological change; our dependence on key personnel; and our ability to protect our intellectual property rights; risks of new technology and new products; and government regulation.

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None

ITEM 2.  CHANGES IN SECURITIES

THE COMPANY ISSUED THE FOLLOWING SHARES OF COMMON STOCK AND OPTIONS DURING THE PERIOD OF THIS REPORT.

During the three months ended March 31, 2004, the Company issued 300,000 shares of its common stock pursuant to the exercise of warrants at $2.00 per share. The Company also issued 133,750 shares pursuant to the exercise of non-incentive plan options at prices ranging from $2.00 to $3.00 per share.

ITEM 3.  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

         NONE

ITEM4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM5.   OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         Filed herewith

                                INDEX TO EXHIBITS

ITEM NO.                                DESCRIPTION

31.1 Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a).

31.2 Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a).

32.1     Certification Pursuant to 18 U.S.C. Section 1350.

32.2     Certification Pursuant to 18 U.S.C. Section 1350.

(b)      8-K Reports

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

On April 20, 2004, the registrant filed a Form 8-K under Item 5 "Other Events and Regulation FD Disclosure," stating that the final payment to SDR Metro, Inc. had been completed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Invisa has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  INVISA, INC.

                                                  /s/  Herbert M. Lustig
Dated: May 14, 2004                               -----------------------------
                                                  Herbert M. Lustig
                                                  President and CEO

                                                  /s/  Edmund C. King
Dated: May 14, 2004                               -----------------------------
                                                  Edmund C. King
                                                  Chief Financial Officer