Form 10QSB/A
period 2004-03-31
INVISA INC
filed 2004-05-19
CIK 1172706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                            FEBRUARY 12,
                                                                                            1997 (DATE OF
                                                                                             INCEPTION)
                                                                                               THROUGH
                                                        THREE MONTHS ENDED MARCH 31,          MARCH 31,
                                                           2003              2004                2004
                                                     --------------    --------------    --------------
Net sales                                            $       43,405    $       50,649    $      811,231
Cost of goods sold                                           27,158            33,013           504,726
                                                     --------------    --------------    --------------
  Gross profit                                               16,247            17,636           306,505

Research and development costs                              110,299            86,292         2,910,713
Selling, general and administrative expenses                607,921           881,703        12,691,552
Debt Extinguishment Gain                                         --          (350,000)         (350,000)
Impairment of patent                                             --                --         5,517,808
                                                     --------------    --------------    --------------

Loss from operations                                       (701,973)         (600,359)      (20,463,568)
Interest expense, net                                       114,497             8,052           846,763
                                                     --------------    --------------    --------------

Loss before income tax                                     (816,470)         (608,411)      (21,310,331
Income tax                                                       --                --                --
                                                     --------------    --------------    --------------

     Net loss                                        $     (816,470)   $     (608,411)   $  (21,310,331)
                                                     ==============    ==============    ==============
Net loss per common share:
  Basic and diluted                                  $        (0.06)   $        (0.03)
                                                     ==============    ==============
Weighted average common stock shares
  outstanding
    Basic and diluted                                    13,029,708        19,011,016
                                                     ==============    ==============

        The accompanying notes are an integral part of these statements.

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                         COMMON STOCK                      ADDITIONAL          STOCK
                                                                                            PAID-IN        SUBSCRIPTIONS
                                                           SHARES           AMOUNT          CAPITAL          RECEIVABLE
                                                       --------------   --------------   --------------    --------------
FEBRUARY 12, 1997 (INCEPTION)                                      --   $           --   $           --    $           --

Summary of transactions from February 12, 1997 through December 31, 2001:

Issuance of common stock to founders                        6,105,128            5,980           (5,980)               --
Issuance of common stock for cash                           2,667,439            2,667        5,273,656                --
Exercise of stock options                                     924,214              924          984,076          (985,000)
Common stock issuable for rent                                164,799              290           88,084                --
Issuance of common stock for services                          95,000               95          332,450                --
Issuance of common stock options for services                      --               --          491,337                --
Issuance of common stock related to
reorganization                                              2,009,000            2,009          227,991                --
Interest accrued on notes related to stock
  subscriptions receivable                                         --               --          118,200          (118,200)
Net loss                                                           --               --               --                --
                                                       --------------   --------------   --------------    --------------

BALANCE AT DECEMBER 31, 2001                               11,965,580           11,965        7,509,814        (1,103,200)

Issuance of common stock and units for cash                   360,325              360          880,390                --
Issuance of common stock related to
  Radio Metrix merger                                         435,000              435        1,522,065                --
Interest accrued on notes related to stock
  subscriptions receivable                                         --               --           59,100           (59,100)
Issuance of common stock options for services                      --               --           25,256                --
Original issue discount                                            --               --          144,000                --
Net loss                                                           --               --               --                --
                                                       --------------   --------------   --------------    --------------

BALANCE AT DECEMBER 31, 2002                               12,990,488           12,990        1,006,664        (1,162,300)

Issuance of common stock for cash                           1,000,003            1,000        2,011,619                --
Offering costs                                                500,000              500          637,436                --
Conversion of notes payable                                   635,022              635          449,365           450,000
Original issue discount on notes payable                           --               --          201,519                --
Issuance of common stock for services                         392,069              393          802,949                --
Issuance of common stock related to
  Radio Metrix merger                                       3,250,000            3,250        9,746,750                --
Interest accrued on notes related to
  stock subscriptions receivable                                   --               --           52,536           (52,536)
Settlement of accounts in connection
  with severance agreements                                        --               --          544,090                --

Net loss                                                           --               --               --                --
                                                       --------------   --------------   --------------    --------------

BALANCE AT DECEMBER 31, 2003                               18,767,582           18,768       25,452,928          (291,404)

Exercise of stock warrants (unaudited)                        300,000              300          624,580                --
Exercise of stock options (unaudited)                         133,750              133          392,034                --
Interest accrued on notes related to stock
  subscriptions receivable (unaudited)                             --               --            4,371            (4,371)
Net loss (unaudited)                                               --               --               --                --

                                                       --------------   --------------   --------------    --------------
BALANCE AT MARCH 31, 2004 (unaudited)                      19,201,332   $       19,201   $   26,473,913    $     (295,775)
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