Form 10QSB
period 2004-06-30
INVISA INC
filed 2004-08-23
CIK 1172706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ____________ to ________________

                        Commission file number 000-50081


                                  Invisa, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
        -----------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   65-1005398
        -----------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

                             4400 Independence Court
                             Sarasota, Florida 34234
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (941) 355-9361
        -----------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Invisa was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

The Issuer had 19,473,332 shares of Common Stock issued and outstanding as of August 18, 2004.

                                   INVISA, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION.................................................1

Item 1.   Financial Statements.................................................1
          Consolidated Balance Sheets..........................................1
          Consolidated Statements of Operations................................2
          Consolidated Statement of Stockholders' Equity (Deficit).............3
          Consolidated Statements of Cash Flows................................4
          Notes To Consolidated Financial Statements...........................6
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Plan of Operations...................................................9
Item 3.   Controls and Procedures.............................................12

PART II. - OTHER INFORMATION..................................................13

Item 1.   Legal Proceedings...................................................13
Item 2.   Changes in Securities...............................................13
Item 3.   Defaults by the Company on its Senior Securities....................13
Item4.    Submission of Matters to a Vote of Security Holders.................13
Item5.    Other Information...................................................13
Item 6.   Exhibits and Reports on Form 8-K....................................14
          Signatures..........................................................16
          Certifications......................................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,       JUNE 30,
                                                                        2003             2004
                                                                    ----------------------------
                                       ASSETS                                        (Unaudited)
Current assets:
   Cash and cash equivalents                                        $    260,536    $     10,996
   Accounts receivable                                                    26,906           7,219
   Inventories                                                           232,537         136,280
   Prepaid expenses and other                                             26,846          63,190
                                                                    ----------------------------
     Total current assets                                                546,825         217,685

Other, principally restricted funds                                          555          39,555
Furniture, fixtures and equipment, net                                    89,480          76,326
Patent, net                                                            6,700,000       6,305,882
                                                                    ----------------------------
     Total assets                                                   $  7,336,860    $  6,639,448
                                                                    ============================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade                                          $    259,664    $    223,400
   Accrued expenses                                                      128,032          89,698
   Line of credit                                                        149,402         148,611
   Current portion of notes payable                                      700,000         105,000
   Current portion of notes payable to related party                      80,535          80,535
   Due to related party                                                   64,960          51,000
   Due to shareholders and officers                                    1,125,561       1,056,633
                                                                    ----------------------------
     Total current liabilities                                         2,508,154       1,754,877

Notes payable to related parties                                          50,334          50,334
Deferred revenue                                                         300,000         300,000

Stockholders' equity
   Preferred stock, 5,000,000 shares authorized ($.001 par value)
     no shares issued                                                         --              --
   Common Stock; 95,000,000 shares authorized ($.001 par value),
     18,767,582 and 19,473,332 shares issued and outstanding,
     respectively                                                         18,768          19,473
   Additional paid-in capital                                         25,452,928      26,931,897
   Stock subscriptions receivable                                       (291,404)       (300,146)
   Deficit accumulated during the development stage                  (20,701,920)    (22,116,987)
                                                                    ----------------------------
     Total stockholders' equity                                        4,478,372       4,534,237
                                                                    ----------------------------

     Total liabilities and stockholders' equity                     $  7,336,860    $  6,639,448
                                                                    ============================


        The accompanying notes are an integral part of these statements.

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                        FEBRUARY 12,
                                                                                                       1997 (DATE OF
                                                                                                         INCEPTION)
                                                                                                          THROUGH
                                         THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,       JUNE 30
                                            2003            2004            2003            2004           2004
                                       ----------------------------------------------------------------------------
Net sales                              $     56,592    $     19,748    $     99,997    $     70,397    $    830,979
Cost of goods sold                           26,925           9,997          54,083          43,010         514,723
                                       ----------------------------------------------------------------------------
  Gross profit                               29,667           9,751          45,914          27,387         316,256

Research and development costs              134,255         178,851         244,554         263,047       3,087,468
Selling, general and administrative
expenses                                  1,007,972         626,902       1,570,922       1,510,704      13,320,553
Debt Extinguishment Gain                         --              --              --        (350,000)       (350,000)
Patent Impairment                                --              --              --              --       5,517,808
                                       ----------------------------------------------------------------------------

Loss from operations                     (1,112,560)       (796,002)     (1,769,562)     (1,396,364)    (21,259,573)
Interest expense, net                        70,385          10,653         229,853          18,703         857,414
                                       ----------------------------------------------------------------------------

Loss before income tax                   (1,182,945)       (806,655)     (1,999,415)     (1,415,067)    (22,116,987)
Income tax                                       --              --              --              --              --
                                       ----------------------------------------------------------------------------

   Net loss                            $ (1,182,945)   $   (806,655)   $ (1,999,415)   $ (1,415,067)   $(22,116,987)
                                       ============================================================================

Net loss per common share:
    Basic and diluted                  $      (0.08)   $      (0.04)   $      (0.14)   $      (0.07)
                                       ============================================================

Weighted average Common Stock shares
   outstanding
    Basic and diluted                    15,757,792      19,341,156      14,410,752      19,176,086
                                       ============================================================



        The accompanying notes are an integral part of these statements.

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                           DEFICIT
                                                                                                         ACCUMULATED
                                                                            ADDITIONAL       STOCK       DURING THE
                                                     COMMON STOCK            PAID-IN     SUBSCRIPTIONS   DEVELOPMENT
                                                   SHARES     AMOUNT         CAPITAL      RECEIVABLE        STAGE          TOTAL
                                               ------------------------------------------------------------------------------------
FEBRUARY 12, 1997 (INCEPTION)                           --   $     --   $         --    $        --    $         --    $         --
Summary of transactions from February 12,
1997 through December 31, 2001:

Issuance of Common Stock to founders             6,105,128      5,980         (5,980)            --              --              --
Issuance of Common Stock for cash                2,667,439      2,667      5,273,656             --              --       5,276,323
Exercise of stock options                          924,214        924        984,076       (985,000)             --              --
Common Stock issuable for rent                     164,799        290         88,084             --              --          88,374
Issuance of Common Stock for services               95,000         95        332,450             --              --         332,545
Issuance of Common Stock options for services           --         --        491,337             --              --         491,337
Issuance of Common Stock related to
reorganization                                   2,009,000      2,009        227,991             --              --         230,000
Interest accrued on notes related to stock
  Subscriptions receivable                              --         --        118,200       (118,200)             --              --
Net loss                                                --         --             --             --      (5,382,629)     (5,382,629)
                                               ------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2001                    11,965,580     11,965      7,509,814     (1,103,200)     (5,382,629)      1,035,950

Issuance of Common Stock and units for cash        360,325        360        880,390             --              --         880,750
Issuance of Common Stock related to
  Radio Metrix merger                              435,000        435      1,522,065             --              --       1,522,500
Interest accrued on notes related to stock
  subscriptions receivable                              --         --         59,100        (59,100)             --              --
Issuance of Common Stock options for services           --         --         25,256             --              --          25,256
Original issue discount                                 --         --        144,000             --              --         144,000
Net loss                                                --         --             --             --        (707,215)       (707,215)
                                               ------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2002                    12,990,488     12,990      1,006,664     (1,162,300)     (8,963,815)        893,539

Issuance of Common Stock for cash                1,000,003      1,000      2,011,619             --              --       2,012,619
Offering costs                                     500,000        500        637,436             --              --         637,936
Conversion of notes payable                        635,022        635        449,365             --              --         450,000
Original issue discount on notes payable                --         --        201,519             --              --         201,519
Issuance of Common Stock for services              392,069        393        802,949             --              --         803,342
Issuance of Common Stock related to
  Radio Metrix merger                            3,250,000      3,250      9,746,750             --              --       9,750,000
Interest accrued on notes related to
  stock subscriptions receivable                        --         --         52,536        (52,536)             --              --
Settlement of accounts in connection
  with severance agreements                             --         --        544,090        923,432              --       1,467,522
Net loss                                                --         --             --             --     (11,738,105)    (11,738,105)
                                               ------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2003                    18,767,582     18,768     25,452,928       (291,404)    (20,701,920)      4,478,372

Exercise of stock warrants (unaudited)             602,000        602      1,138,143             --              --       1,138,745
Exercise of stock options (unaudited)              103,750        103        332,084             --              --         332,187
Interest accrued on notes related to stock
  subscriptions receivable (unaudited)                  --         --          8,742         (8,742)             --              --
Net loss (unaudited)                                    --         --             --             --      (1,415,067)     (1,415,067)

                                               ------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2004 (unaudited)            19,473,332   $ 19,473   $ 26,931,897    $  (300,146)   $(22,116,987)   $  4,534,237
                                               ====================================================================================


         The accompanying notes are an integral part of this statement.

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            FEBRUARY 12,
                                                                                           1997 (DATE OF
                                                                                             INCEPTION)
                                                                                              THROUGH
                                                               SIX MONTHS ENDED JUNE 30,      JUNE 30,
                                                                 2003           2004            2004
                                                           ---------------------------------------------
Cash flows from operating activities:
  Net loss                                                 $ (1,999,415)   $ (1,415,067)   $(22,116,987)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Patent impairment                                              --              --       5,517,808
      Depreciation and amortization                             574,776         413,550       2,349,833
      Common Stock and options exchanged for services            81,055              --       2,378,271
      Debt Extinguishment Gain                                       --        (350,000)       (350,000)
      Changes in operating assets and liabilities:
        Accounts receivable                                      33,832          19,687        (154,368)
        Inventories                                              (1,939)         96,257        (136,280)
        Prepaid expenses and other assets                       (14,016)        (36,344)        (63,180)
        Other                                                        --         (34,000)        (34,000)
        Accounts payable, trade                                  94,028         (36,264)        223,400
        Accrued expenses                                         24,144         (38,334)         39,688
        Deferred revenue                                             --              --         300,000
        Advance from related party                                   --         (13,960)        (13,960)
        Due to shareholders and officers                        405,582         (68,928)      1,391,509
                                                           --------------------------------------------
               Net cash used in operating activities           (801,153)     (1,463,403)    (10,668,266)

Cash flows from investing activities:
  Patent acquisition                                                 --              --        (550,000)
  Transaction costs in connection
    with RMI business combination                                    --              --        (121,475)
  Purchases of furniture, fixtures and equipment                 (2,945)         (6,278)       (193,356)
                                                           ------------                    ------------
              Net cash used in investing activities              (2,945)         (6,278)       (864,831)

Cash flows from financing activities:
  Net change in line of credit                                   26,000            (791)        148,681
  Proceeds from (payment of) notes payable                      444,150        (250,000)        658,000
  Proceeds from sale of Common Stock, net                       362,757       1,470,932      10,507,412
  Cash received with combination transaction                         --              --         230,000
                                                           --------------------------------------------
               Net cash provided by financing activities        832,907       1,220,141      11,544,093
                                                           --------------------------------------------

Net increase (decrease) in cash                                  29,259        (249,540)         10,996

Cash at beginning of period                                      98,410         260,536              --
                                                           --------------------------------------------

Cash at end of period                                      $    127,669    $     10,996    $     10,996
                                                           ============================================

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)

                                                                                                   FEBRUARY 12,
                                                                                                  1997 (DATE OF
                                                                                                    INCEPTION)
                                                                                                     THROUGH
                                                                       SIX MONTHS ENDED JUNE 30,     JUNE 30
                                                                         2003           2004           2004
                                                                    -------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest                          $    28,464    $    19,474      $   239,761
                                                                    ===========================================

  Notes payable incurred during the period:                         $        --    $        --      $ 1,300,000
                                                                    ===========================================

    Notes payable canceled in connection with merger transaction    $        --    $        --      $   337,489

    Common Stock issued representing Common Stock
      Offering costs                                                $ 1,500,000    $        --      $ 1,500,000
                                                                    ===========================================
    Common Stock issued in connection with merger
      Transaction (3,685,000 shares)                                $ 9,750,000    $        --      $11,272,500
                                                                    ===========================================

Due to employees assumed in connection with merger transaction      $        --    $        --      $   175,000
                                                                    ===========================================
Accrued expenses assumed in connection with merger transaction      $        --    $        --      $    50,000
                                                                    ===========================================


        The accompanying notes are an integral part of these statements.

                                  Invisa, Inc.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-02 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Invisa, Inc. for the year ended December 31, 2003. When used in these notes, the terms "Company", "we," "us" or "our" mean Invisa, Inc. and its subsidiaries. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Invisa, Inc. (formerly known as "SmartGate, Inc.") ("the Company" or "Invisa") is a development stage enterprise that incorporates safety system technology and products into automated closure devices, such as parking gates, sliding gates, overhead garage doors and commercial overhead doors. The Company has not fully implemented its sales and marketing plan and, therefore, has not emerged from the development stage. Invisa manufactures and sells powered closure safety devices for certain gates and has demonstrated production-ready prototypes of security products for museums and other markets.


NOTE B - OPERATING MATTERS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2004 and since the date of inception, the Company has had a net loss of $1,415,067 and $22,116,987, respectively. As of June 30, 2004, the Company has not emerged from the development stage and has negative working capital of $1,537,192. In view of these matters, recoverability of recorded property and equipment, intangible assets and other asset amounts shown in the accompanying financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company improving its overall level of profitability. Since inception, the Company has financed its operations principally from the sale of equity securities, as the Company has not generated significant revenues from the sale of its products. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including increasing the available line of credit, term notes and proceeds from licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

Subsequent to June 30, 2004, the Company entered into a funding arrangement (see Note G) under which an additional $1,158,200 cash, net of transaction costs, was received with an additional $778,800 cash, net of transaction costs, to be received upon the filing, within thirty (30) days from August 16, 2004, of a Registration Statement with the SEC.

The Company also is in licensing fee discussions with potential distributors of the Company's safety and future security products. While there can be no assurance that such sources will provide additional funding for the Company's operations, management believes such sources will be available to the Company.

In January 2004, the Company negotiated a reduction in its liability to SDR Metro Inc. from $600,000 at December 31, 2003 to $250,000, which has been paid.

NOTE C - CRITICAL ACCOUNTING ESTIMATES

Patents - The recorded cost of the patent is based on the fair value of consideration paid for it, adjusted for impairment in 2003 as described below. The ultimate consideration was originally based on a valuation performed by a third party and approved by those Board Members with no affiliation with the seller. The patent costs are amortized over the remaining life of the patent at the date of its acquisition. The fair value of the patent is reviewed for recoverability whenever events or changes in circumstances indicate that its recorded value may not be recoverable. At December 31, 2003, the Company recorded an impairment charge of approximately $5,518,000, which was based on the results of a third-party valuation of the patent and patents under development. Amortization expense will be adjusted for the remaining life of the patent to reflect the reduced patent costs. The Company follows the methodology presented in SFAS 144 to measure for impairment of the patent. The Company will continue to monitor its actual versus forecasted results of operations and will consider unfavorable variances, if any, in its future impairment analysis.

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

Note E - Stock Based Compensation

In 2002, the Company adopted a stock compensation plan (the "2002 Plan"). Under the 2002 Plan, the Company reserved an additional 1,500,000 shares of Common Stock eligible for current and prospective employees, consultants and directors. The Options granted are subject to a vesting schedule as set forth in each individual option agreement. The 2002 Plan will continue until the earlier of
(i) its termination by the Board; or (ii) the date on which all shares of Common Stock available for issuance under the 2002 Plan have been issued and all restrictions on such shares under the terms of the 2002 Plan and the agreements evidencing options granted under the 2002 Plan have lapsed; or (iii) ten years from its effective date. In January 2003, the Company's Board closed the 2002 Plan.

In January 2003, the Company adopted a stock compensation plan (the "2003 Plan"). Under the 2003 Plan, the Company reserved up to 1,500,000 shares of the Company's Common Stock. The 2003 Plan retained all provisions of the 2002 Plan, and a total of 1,480,000 options have been granted under the Plan.

In May 2004, the Company's shareholders approved the adoption of the 2003-A Employee, Director, Consultant and Advisor Stock Compensation Plan which provides for the reservation of 3,500,000 shares of the Company's Common Stock. This Plan also retained all provisions of the 2002 Plan. A total of 1,460,000 Options have been granted under the Plan.

In May 2004, the Company reduced the exercise price of 896,500 Common Stock Warrants previously issued to investors with original exercise prices ranging from $2.00 to $4.00 to an exercise price of $1.50. The reduction of the exercise price for these Common Stock Warrants was made as an inducement for the investors to exercise these Warrants during fiscal year 2004. The Company accounted for the incremental fair value of these Warrants, which was approximately $916,000, as deferred offering costs, with a corresponding credit to additional paid-in capital. During the three months ended June 30, 2004, 190,000 of these Warrants were exercised, which reduced the offering costs and additional paid-in capital by approximately $287,000. At June 30, 2004, the deferred costs were approximately $629,000.

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

Had compensation cost for the Company's stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123, the Company's net loss and net loss per common share would have been the pro forma amounts indicated below:

                                                             THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                               2003               2004              2003             2004

Net loss as reported....................................$    (1,182,945)    $     (806,655)    $ (1,999,415)    $ (1,415,067)

Less: stock-based employee compensation cost under the
fair value based method net of related tax effects......$       (69,939)    $     (223,689)        (130,400)        (388,158)
                                                        ----------------------------------------------------------------------

Pro forma net loss......................................$    (1,252,884)    $   (1,030,344)    $ (2,129,815)    $ (1,803,225)
                                                        ======================================================================

Net loss per common share-basic and diluted.............
         as reported....................................$         (0.08)    $        (0.04)    $      (0.14)    $      (0.07)
                                                        ======================================================================
         pro forma......................................$         (0.08)    $        (0.05)    $      (0.15)    $      (0.09)
                                                        ======================================================================

NOTE F - LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                           THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                              2003              2004             2003             2004
Numerator:..............................................
   Net loss                                             $  (1,182,945)    $    (806,655)    $ (1,999,415)    $ (1,415,067)

Denominator:
   For basic loss per share - weighted average shares      15,757,792        19,341,156       14,410,752       19,176,086
   Effect of dilutive securities - stock options
      for diluted loss per share                                   --                --               --               --
                                                        ==================================================================
Net loss per common share - basic and diluted           $       (0.08)    $       (0.04)    $      (0.14)    $      (0.07)
                                                        ==================================================================

Options and Warrants to purchase 3,826,129 and 7,926,514 shares of Common Stock as of June 30, 2003 and 2004 are not considered in the calculation of diluted loss per share because the effect would be antidilutive.

NOTE G - SUBSEQUENT EVENTS

Effective August 16, 2004, the Company entered into the following financing transaction.

o Issuance of 22,000 shares of Series A Convertible Preferred Stock in the face amount of $2,200,000 for $1,937,000 (net of $263,000 transaction expenses) which is payable in the respective amounts of $1,158,200 at closing and $778,800 upon the filing of a Registration Statement for the underlying Common Stock into which the Preferred Stock may be converted and the shares underlying the Warrants described below.

o Issuance of Warrants to acquire up to 1,500,000 shares of the Company's Common Stock at $1.00 per share. The Warrants expire on August 16, 2007.

o In addition to the transaction costs referred to above, the Company granted 100,000 shares of Common Stock and Warrants to acquire up to 75,000 shares of the Company's Common Stock at $1.00 per share to a broker. The term of the Warrants is three years.

o The Preferred Stock is non-voting, entitled to dividends only when, or if, declared by the Board of Directors and has preference over the Common Stock in the event of the Company's liquidation. The Preferred Stock is convertible into Common Stock at the option of the holder. The conversion price is equal to eighty percent (80%) of the market price at the time of conversion, subject to a floor of $0.50 per share and a ceiling of $1.17 per share.

In connection with the financing, the Company negotiated the cancellation of $776,132 in accrued compensation to certain directors, officers and former employees in exchange for 300,000 shares of Common Stock to be issued between June 1, 2005 and January 20, 2006, and the cancellation of the seven percent (7%) royalty agreement in exchange for Warrants to acquire up to 400,000 shares of the Company's Common Stock at a price of $1.75 per share. The Warrants expire in five years.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception (February 12, 1997), we have financed our operations largely from the sale of Common Stock. From inception through June 30, 2004 we raised cash of $10,507,412 net of issuance costs, through private placements of Common Stock. At June 30, 2004, we had cash and cash equivalents totaling $10,996.

From inception through June 30, 2004, we incurred approximately $3,087,468 of research and development expenses. These research and development costs were directed principally toward our InvisaShield(TM) technology and safety products. Management estimates that sixty percent (60%) was expended toward the development of our core presence sensing technology, twenty percent (20%) was expended in the miniaturization of our circuitry, fifteen percent (15%) was expended in the design and development of safety products, and five (5%) percent was expended in the design and development of additional products for the security sector of our business. Accordingly, we currently view ourselves primarily as a safety products company. We view the prospects for application of our InvisaShield technology to the Homeland Defense and other similar security areas on a longer term basis.

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

At June 30, 2004, we had a $150,000 bank line of credit, which was personally guaranteed by a shareholder, Mr. H.R. Williams. The line of credit required the payment of interest monthly at prime plus 1%, which was 5.75% on June 30, 2004. The line of credit was renewed at the same rate on July 15, 2003 and matures on July 15, 2004. The current interest rate is prime plus 1% which, at July 15, 2003, was 5.75%. The line of credit was extended until August 2004, at which time the amount of $148,611 owing under the line of credit was paid.

On October 28, 2002, we borrowed $200,000 from a non-affiliated party. The loan's interest note was paid at 15% per annum, payable in advance. We issued a four-year Warrant, together with registration rights commencing after June 28, 2004 to purchase 200,000 shares of our Common Stock at an exercise price of $1.00 per share. We pledged 500,000 shares of our Common Stock as collateral for the loan, which will be returned to the Company upon loan repayment or delivered to the lender as full loan repayment in the event of default. Pursuant to the terms of the loan, the date for repayment of all principal and interest was extended from February 28, 2003 to April 28, 2003, and in connection with said extension, we issued the lender on February 28, 2003, a four-year option to purchase 50,000 shares of our Common Stock at an exercise price of $1.00 per share, with registration rights. We borrowed an additional $100,000 from the non-affiliated party in 2003. The terms of this additional advance are currently under discussion, but are believed to be substantially similar to those of the original $200,000 borrowing. The $200,000 was subsequently paid in October 2003 by the lender exercising the rights under the pledge in the amount of 500,000 shares of Common Stock.

For the period January through June 2004, the Company sold 705,750 shares of Common Stock at prices ranging from $1.50 to $3.00 per share aggregating $1,470,932 net of transaction costs.

In February 2004, the Company negotiated a revision to its note payable related to the acquisition of its patent, reducing it from $600,000 to $250,000, due as follows: $100,000 by February 8, 2004; $75,000 by March 8, 2004; and $75,000 by
April 8, 2004. All such payments have been made.

We have incurred significant net losses and negative cash flows from operations since our inception. As of June 30, 2004, we had an accumulated deficit of approximately $22,116,987 and a working capital deficit of $1,537,192.

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

NEW ACCOUNTING PRONOUNCEMENTS - SEE NOTE D TO FINANCIAL STATEMENTS.

FOR THE THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

Net Sales and Gross Profit - During the three months ended June 30, 2003 and 2004, net sales totaled $56,592 and $19,748, respectively. The decrease resulted from a decrease in the sales of safety products for powered parking gates, and a decrease in the sales of security devices. These decreases were offset in part by an increase in the sales of an overhead door sensor device. We had gross profits of $29,667 and $9,751 for the three months ended June 30, 2003 and 2004, respectively.

Research and Development Expenses - During the three months ended June 30, 2003 and 2004, research and development expenses totaled $134,255 and $178,851, respectively. The increase of $44,596 resulted principally from the write down of inventory replaced by the development of digital units, offset in part by reductions in facility and payroll expenses.

Selling, General and Administrative Expenses - During the three months ended June 30, 2003 and 2004, selling, general and administrative expenses totaled $1,007,972 and $626,902, respectively. The decrease of $381,070 resulted principally from cutbacks in advertising, marketing, and tradeshow activities, and reductions in patent cost amortization, professional consulting fees and compensation related expenses.

Interest Expense, Net - During the three months ended June 30, 2003 and 2004, net interest expense totaled $70,385 and $10,653, respectively. The decrease of $59,732 resulted principally from a reduction of the Radio Metrix Inc. debt, the SDR Metro, Inc. debt and original issue discounts recognized during the periods.

Net Loss and Net Loss Per Common Share - The Company's net loss and net loss per common share for these periods decreased from $1,182,945 and $0.08 to $806,655 and $0.04, respectively, as a result of the matters described above.

FOR THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

Net Sales and Gross Profit - During the six months ended June 30, 2003 and 2004, net sales totaled $99,997 and $70,397, respectively. The decrease resulted from a decrease in the sales of safety products for powered parking gates and a decrease in the sales of security devices. These decreases were offset in part by an increase in the sale of overhead door sensor devices. We had gross profits of $45,914 and $27,387 for the six months ended June 30, 2003 and 2004, respectively.

Research and Development Expenses - During the six months ended June 30, 2003 and 2004, research and development expenses totaled $244,554 and $263,047, respectively. The increase of $18,493 principally resulted from the write down of inventory largely offset by a reduction in rental space lease costs and reductions in insurance, salaries and wages, and professional fee expenses.

Selling, General and Administrative Expenses - During the six months ended June 30, 2003 and 2004, selling, general and administrative expenses totaled $1,570,922 and $1,510,704, respectively. The decrease of $60,218 principally resulted from cutbacks in advertising, marketing and tradeshow activities, reductions in compensation and related payroll expenses, rent, insurance, office supplies and patent amortization expenses. These reductions were largely offset by an increase in professional consulting fees.

Debt Extinguishment Gain - During the six months ended June 30, 2004, the Company negotiated the settlement of the SDR Metro, Inc. obligation from the contractual amount of $600,000 to a restructured amount of $250,000.

Interest Expense, Net - During the six months ended June 30, 2003 and 2004, net interest expense totaled $229,853 and $18,703, respectively. The decrease of $211,150 resulted principally from a reduction of the Radio Metrix, Inc. debt, the SDR Metro, Inc. debt, as well as amortization of original issue discounts during the six months ended June 30, 2003.

Net Loss and Net Loss Per Common Share - The Company's net loss and net loss per common share for these periods decreased from $1,999,415 and $0.14 to $1,415,067 and $0.07, respectively, as a result of the matters described above.

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

                          PART II. - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

              None

ITEM 2.       CHANGES IN SECURITIES

During the six months ended June 30, 2004, the Company issued 602,000 shares of its Common Stock pursuant to the exercise of Warrants at prices ranging from $1.50 to $2.00 per share. The Company also issued 103,750 shares pursuant to the exercise of non-incentive plan options at prices ranging from $3.00 to $3.25 per share.

ITEM 3.       DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

              NONE

ITEM4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders was held on June 22, 2004 ("Annual Meeting"). At the Annual Meeting, Joseph F. Movizzo, Herbert M. Lustig, Edmund C. King, Robert Knight, Stephen A. Michael, Gregory J. Newell and John E. Scates were re-elected as directors to serve for a one-year term until the 2005 Annual Meeting of Stockholders and the Company's 2003-A Stock Option Plan was approved.

         Voting at the Annual Meeting was as follows:

--------------------------------------- ------------------ ---------------- --------------
                  Matter                 Votes Cast For     Votes Against     Abstention
--------------------------------------- ------------------ ---------------- --------------
Election of Joseph F. Movizzo              13,949,453              500
--------------------------------------- ------------------ ---------------- --------------
Election of Herbert M. Lustig              13,949,353              600
--------------------------------------- ------------------ ---------------- --------------
Election of Edmund C. King                 13,949,053              900
--------------------------------------- ------------------ ---------------- --------------
Election of Robert Knight                  13,948,953            1,000
--------------------------------------- ------------------ ---------------- --------------
Election of Stephen A. Michael             13,886,910           63,043
--------------------------------------- ------------------ ---------------- --------------
Election of Gregory J. Newell              13,949,653              300
--------------------------------------- ------------------ ---------------- --------------
Election of John E. Scates                 13,949,853              100
--------------------------------------- ------------------ ---------------- --------------
Approval of the Company's 2003-A            9,905,782           70,759          15,483
Employee, Director, Consultant and
Advisor Stock Compensation Plan
--------------------------------------- ------------------ ---------------- --------------

ITEM5.        OTHER INFORMATION

          Effective August 16, 2004, the Company entered into the following financing transaction.

o Issuance of 22,000 shares of Series A Convertible Preferred Stock in the face amount of $2,200,000 for $1,937,000 (net of $263,000 transaction expenses) which is payable in the respectful amounts of $1,158,200 at closing and $778,800 upon the filing of a Registration Statement for the underlying Common Stock into which the Preferred Stock may be converted and the shares underlying the Warrants described below.

o Issuance of Warrants to acquire up to 1,500,000 shares of the Company's Common Stock at $1.00 per share. The Warrants expire on August 16, 2007.

o In addition to the transaction costs referred to above, the Company granted 100,000 shares of Common Stock and Warrants to acquire up to 75,000 shares of the Company's Common Stock at $1.00 per share to a broker. The term of the Warrants is three years.

o The Preferred Stock is non-voting, entitled to dividends only when, or if, declared by the Board of Directors and has preference over the Common Stock in the event of the Company's liquidation. The Preferred Stock is convertible into Common Stock at the option of the holder. The conversion price is equal to eighty percent (80%) of the market price at the time of conversion, subject to a floor of $0.50 per share and a ceiling of $1.17 per share.

In connection with the financing, the Company negotiated the cancellation of $776,132 in accrued compensation to certain directors, officers and former employees in exchange for 300,000 shares of Common Stock to be issued between June 1, 2005 and January 20, 2006, and the cancellation of the seven percent (7%) royalty agreement in exchange for Warrants to acquire up to 400,000 shares of the Company's Common Stock at a price of $1.75 per share. The Warrants expire in five years.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         Filed herewith

                                INDEX TO EXHIBITS

ITEM NO.                              DESCRIPTION

10.92 Subscription Agreement for issuance of 22,000 shares of Series A Convertible Preferred Stock and Common Stock Warrants.

10.93    Registration Rights Agreement

10.94 Warrants to Purchase Common Stock (Mercator Momentum Fund, LP, Mercator Advisory Group, LLC, and Monarch Pointe Fund, Ltd.)

10.95 Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock.

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


                                               INVISA, INC.


                                               /s/  Herbert M. Lustig
Dated: August 20, 2004                         ------------------------------
                                               Herbert M. Lustig
                                               President and CEO



                                               /s/  Edmund C. King
Dated: August 20, 2004                         ------------------------------
                                               Edmund C. King
                                               Chief Financial Officer