Form 10QSB
period 2004-09-30
INVISA INC
filed 2004-11-10
CIK 1172706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

Yes    ☒     No    ☐

The Issuer had 21,635,832 shares of Common Stock issued and outstanding as of September 30, 2004.

Invisa, Inc.
Form 10-QSB

Table of Contents

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	December 31, 2003	September 30, 2004
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$260,536	$942,049
Accounts receivable	26,906	12,262
Inventories	232,537	50,430
Prepaid expenses and other	26,846	49,972
Total current assets	546,825	1,054,713

Furniture, fixtures and equipment, net	89,480	62,100
Patent, net	6,700,000	6,108,823
Other, principally restricted funds	555	39,555
Total assets	$7,336,860	$7,265,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$259,664	$71,548
Accrued expenses	128,032	56,445
Line of credit	149,402	-----
Current portion of notes payable	700,000	-----
Current portion of notes payable to related party	80,535	-----
Due to related party	64,960	-----
Due to shareholders and officers	1,125,561	324,500
Total current liabilities	2,508,154	452,493

Notes payable to related parties	50,334	-----
Deferred revenue	300,000	300,000

Stockholders’ equity
Series A Convertible Preferred Stock, 5,000,000 shares authorized ($.001 par value), 14,500 shares issued and outstanding	—	15
Common Stock; 95,000,000 shares authorized ($.001 par value), 18,767,582 and 21,635,832 shares issued and outstanding, respectively	18,768	21,636
Additional paid-in capital	25,452,928	30,292,681
Stock subscriptions receivable	(291,404)	(304,517)
Deferred stock offering costs	-----	(319,665)
Deficit accumulated during the development stage	(20,701,920)	(23,177,452)
Total stockholders’ equity	4,478,372	6,512,698

Total liabilities and stockholders’ equity	$7,336,860	$7,265,191

The accompanying notes are an integral part of these statements.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					February 12,
					1997 (Date of
					Inception)
	Three Months Ended September 30,		Nine Months Ended September 30,		Through September 30
	2003	2004	2003	2004	2004

Net sales	$53,637	$36,822	$153,634	$107,219	$867,801
Cost of goods sold	36,478	22,366	90,561	65,377	537,089
Gross profit	17,159	14,456	63,073	41,842	330,712

Research and development costs	120,812	186,074	365,366	449,121	3,273,542
Selling, general and administrative expenses	1,407,099	930,889	2,978,021	2,441,593	14,251,442
Debt Extinguishment Gain	-----	(10,000)	-----	(360,000)	(360,000)
Patent Impairment	-----		-----	-----	5,517,808

Loss from operations	(1,510,752)	(1,092,507)	(3,280,314)	(2,488,872)	(22,352,080)
Interest income (expense), net	(296,385)	32,042	(526,238)	13,340	(825,372)

Loss before income tax	(1,807,137)	(1,060,465)	(3,806,552)	(2,475,532)	(23,177,452)
Income tax	-----	-----	-----	-----	-----

Net loss	(1,807,137)	(1,060,465)	(3,806,552)	(2,475,532)	(23,177,452)

Non-cash constructive dividend related to beneficial conversion features of Convertible Preferred Stock	-----	(1,296,640)	-----	(1,296,640)

Net loss applicable to Common Stockholders	$(1,807,137)	$(2,357,105)	$(3,806,552)	$(3,772,172)

Net loss per share applicable to Common Stockholders:
Basic and diluted	$(0.10)	$(0.12)	$(0.25)	$(0.19)

Weighted average Common Stock shares outstanding
Basic and diluted	17,362,372	19,610,170	15,405,437	19,482,736

The accompanying notes are an integral part of these statements.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
The accompanying notes are an integral part of this statement.

										Deficit
									Deferred	Accumulated
	Convertible						Additional	Stock	Stock	During the
	Preferred Stock			Common Stock			Paid-In	Subscriptions	Offering	Development
	Shares	Amount		Shares	Amount		Capital	Receivable	Costs	Stage	Total
FEBRUARY 12, 1997 (INCEPTION)	-----	$	$ ---	-----	$	-----	$ -----	$ -----	$ $ -----	$ -----	$	-----
Summary of transactions from February 12, 1997 through December 31, 2001:

Issuance of Common Stock to founders	-----		-----	6,105,128		5,980	(5,980)	-----	----	-----		-----
Issuance of Common Stock for cash	-----		-----	2,667,439		2,667	5,273,656	-----	-----	-----		5,276,323
Exercise of stock options	-----		-----	924,214		924	984,076	(985,000)	-----	-----		-----
Common Stock issuable for rent	-----		-----	164,799		290	88,084	-----	-----	-----		88,374
Issuance of Common Stock for services	-----		-----	95,000		95	332,450	-----	-----	-----		332,545
Issuance of Common Stock options for services	-----		-----	-----		-----	491,337	-----	-----	-----		491,337
Issuance of Common Stock related to reorganization	-----		-----	2,009,000		2,009	227,991	-----	-----	-----		230,000
Interest accrued on notes related to stock subscriptions receivable	-----		-----	-----		-----	118,200	(118,200)	-----	-----		-----
Net loss	-----		-----	-----		-----	-----	-----	-----	(5,382,629)		(5,382,629)
BALANCE AT DECEMBER 31, 2001	-----		-----	11,965,580		11,965	7,509,814	(1,103,200)	-----	(5,382,629)		1,035,950

Issuance of Common Stock and units for cash	-----		-----	360,325		360	880,390	-----	-----	-----		880,750
Issuance of Common Stock related to Radio Metrix merger	-----		-----	435,000		435	1,522,065	-----	-----	-----		1,522,500
Interest accrued on notes related to stock subscriptions receivable	-----		-----	-----		-----	59,100	(59,100)	-----	-----		-----
Issuance of Common Stock options for services	-----		-----	-----		-----	25,256	-----	-----	-----		25,256
Original issue discount	-----		-----	-----		-----	144,000	-----	-----	-----		144,000
Net loss	-----		-----	-----		-----	-----	-----	-----	(707,215)		(707,215)
BALANCE AT DECEMBER 31, 2002	-----		-----	12,990,488		12,990	1,006,664	(1,162,300)	-----	(8,963,815)		893,539

Issuance of Common Stock for cash	-----		-----	1,000,003		1,000	2,011,619	-----	-----	-----		2,012,619
Offering costs	-----		-----	500,000		500	637,436	-----	-----	-----		637,936
Conversion of notes payable	-----		-----	635,022		635	449,365	-----	-----	-----		450,000
Original issue discount on notes payable	-----		-----	-----		-----	201,519	-----	-----	-----		201,519
Issuance of Common Stock for services	-----		-----	392,069		393	802,949	-----	-----	-----		803,342
Issuance of Common Stock related to Radio Metrix merger	-----		-----	3,250,000		3,250	9,746,750	-----	-----	-----		9,750,000
Interest accrued on notes related to stock subscriptions receivable	-----		-----	-----		-----	52,536	(52,536)	-----	-----		-----
Settlement of accounts in connection with severance agreements	-----		-----	-----		-----	544,090	923,432	-----	-----		1,467,522
Net loss	-----		-----	-----		-----	-----	-----	-----	(11,738,105)		(11,738,105)
BALANCE AT DECEMBER 31, 2003	-----		-----	18,767,582		18,768	25,452,928	(291,404)	-----	(20,701,920)		4,478,372

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED

Exercise of stock warrants (unaudited)	-----	-----	602,000	602	1,138,143	-----	-----	-----	1,138,745
Exercise of stock options (unaudited)	-----	-----	103,750	103	332,084	-----	-----	-----	332,187
Issuance of Convertible Preferred Stock for cash (unaudited)	22,000	22	-----	-----	1,936,978	-----	-----	-----	1,937,000
Conversion of Convertible Preferred Stock into Common Stock (unaudited)	(7,500)	(7)	1,500,000	1,500	(1,493)	-----	-----	-----	-----
Issuance of Common Stock in connection with Convertible Preferred Stock offering (unaudited)	-----	-----	162,500	163	(163)	-----	-----	-----	-----
Issuance of Common Stock for services (unaudited)	-----	-----	119,075	119	118,956	-----	-----	-----	119,075
Issuance of Common Stock for settlement of cash advances (unaudited)	-----	-----	80,925	81	80,844	-----	-----	-----	80,925
Issuable Common Stock for settlement of accrued compensation (unaudited)	-----	-----	300,000	300	194,700	-----	-----	-----	195,000
Issuance of Common Stock options for services (unaudited)	-----	-----	-----	-----	34,394	-----	-----	-----	34,394
Issuance of Common Stock warrants for settlement of royalty contract (unaudited)	-----	-----	-----	-----	91,400	-----	-----	-----	91,400
Revaluation of Common Stock warrant exercise prices (unaudited)	-----	-----	-----	-----	319,665	-----	(319,665)	-----	-----
Interest accrued on notes related to stock subscriptions receivable (unaudited)	-----	-----	-----	-----	13,113	(13,113)	-----	-----	-----
Gain on related party accrued compensation extinguishment	-----	-----	-----	-----	581,132	-----	-----	-----	581,132
Non-cash constructive dividend related to beneficial conversion features of Convertible Preferred Stock (unaudited)	-----	-----	-----	-----	(1,296,640)	-----	-----	-----	(1,296,640)
Amortization of non-cash constructive dividend related to beneficial conversion features of Convertible Preferred Stock (unaudited)	-----	-----	-----	-----	1,296,640	-----	-----	-----	1,296,640
Net loss (unaudited)	-----	-----	-----	-----	-----	-----		(2,475,532)	(2,475,532)
BALANCE AT SEPTEMBER 30, 2004 (unaudited)	14,500	$15	21,635,832	$21,636	$30,292,681	$(304,517)	$319,665	$(23,177,450)	$6,512,698
The accompanying notes are an integral part of this statement.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			February 12,
			1997 (Date of
			inception)
			Through
	Nine Months Ended September 30,		September 30,
	2003	2004	2004

Cash flows from operating activities:
Net loss	$(3,806,552)	$(2,475,532)	$(23,177,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Patent impairment	-----	-----	5,517,808
Depreciation and amortization	1,140,943	624,835	2,561,118
Common Stock and options exchanged for services and other expenses	249,340	455,834	2,834,105
Debt extinguishment gain	-----	(360,000)	(360,000)
Changes in operating assets and liabilities:
Accounts receivable	28,564	14,644	(159,411)
Inventories	24,367	182,107	(50,430)
Prepaid expenses and other assets	5,599	(23,126)	(49,972)
Other	-----	(39,000)	(39,000)
Accounts payable, trade	128,533	(188,116)	71,548
Accrued expenses	92,723	(71,587)	6,435
Deferred revenue	-----	-----	300,000
Advance from related party	5,500	-----	-----
Due to shareholders and officers	536,808	(219,929)	1,240,518
Net cash used in operating activities	(1,594,175)	(2,099,870)	(11,304,733)

Cash flows from investing activities:
Patent acquisition	-----	-----	(550,000)
Transaction costs in connection with RMI business combinations	-----	-----	(121,475)
Purchases of furniture, fixtures and equipment	(6,382)	(6,278)	(193,356)
Net cash used in investing activities	(6,382)	(6,278)	(864,831)

Cash flows from financing activities:
Net change in line of credit	26,000	(149,402)	70
Proceeds from (payment of) notes payable	-----	(470,869)	(470,869)
Proceeds from sale of Convertible Preferred Stock, net	-----	1,937,000	1,937,000
Proceeds from notes payable and redeemable Common Stock	341,582	-----	908,000
Proceeds from sale of Common Stock, net	1,146,187	1,470,932	10,507,412
Cash received with combination transaction	-----	-----	230,000
Net cash provided by financing activities	1,513,769	2,787,661	13,111,613

Net increase (decrease) in cash	(86,788)	681,513	942,049

Cash at beginning of period	98,410	260,536	-----

Cash at end of period	$11,622	$942,049	$942,049

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

					February 12,
					1997 (Date of
					inception)
					Through
	Nine Months Ended September 30,				September 30
	2003		2004		2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest		$43,071		$20,875	$241,162

Notes payable incurred during the period:
In connection with merger transactions	$	-----	$	-----	$1,300,000

Notes payable canceled in connection with merger transaction	$	-----	$	-----	$337,489

Common Stock issued representing Common Stock
Offering costs		$1,500,000		$319,665	$1,819,665
Common Stock issued in connection with merger
Transaction (3,685,000 shares)		$9,750,000	$	-----	$11,272,500

Due to employees assumed in connection with merger transaction	$	-----	$	-----	$175,000
Accrued expenses assumed in connection with merger transaction	$	-----	$	----	$50,000
Gain on liquidation of related party accrued compensation in exchange for issuance of Common Stock	$	-----		$581,132	$581,132

The accompanying notes are an integral part of these statements.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-02 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Invisa, Inc. for the year ended December 31, 2003. When used in these notes, the terms "Company”, "we,” "us” or "our” mean Invisa, Inc. and its subsidiaries. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Invisa, Inc. ("the Company” or "Invisa”) is a development stage enterprise that incorporates safety system technology and products into automated closure devices, such as parking gates, sliding gates, overhead garage doors and commercial overhead doors. The Company has not fully implemented its sales and marketing plan and, therefore, has not emerged from the development stage. Invisa manufactures and sells powered closure safety devices for certain gates and has demonstrated production-ready prototypes of security products for museums and other markets.

NOTE B - OPERATING MATTERS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. While the Company has $602,220 working capital at September 30, 2004, for the nine months ended September 30, 2004 and since the date of inception, the Company has had net losses of $2,475,532 and $23,177,452, respectively. As of September 30, 2004, the Company has not emerged from the development stage. In view of these matters, recoverability of recorded property and equipment, intangible assets and other asset amounts shown in the accompanying financial statements is dependent upon continued operation of the Company, which in turn is dependent upon the Company improving its overall level of profitability. Since inception, the Company has financed its operations principally from the sale of equity securities, as the Company has not generated significant revenues from the sale of its products. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including a line of credit, term notes and proceeds from licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

During the nine months ended September 30, 2004, the Company completed a major equity financing and, as a result, paid off substantially all of its debt (see NOTE G - Stockholders’ Equity).

The Company also is in licensing fee discussions with potential distributors of the Company’s safety and future security products. While there can be no assurance that such sources will provide additional funding for the Company’s operations, management believes such sources will be available to the Company.

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

NOTE D - NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, FASB Interpretation 46, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51 ("FIN 46”) was issued. This Interpretation clarified the application of Accounting Research Bulletin ("ARB”) No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of the majority voting interest requirement in ARB 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interests. All enterprises with variable interest in variable interest entities created after January 31, 2003, shall apply the provisions of the Interpretation to those entities immediately. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this Interpretation (other than the transition disclosure provisions in paragraph 26) to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. A nonpublic entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of the Interpretation (other than the transition disclosure provision in paragraph 26) to that entity no later than the end of the first annual reporting period beginning after June 15, 2003.

In December 2003, a revision of FIN 46 ("FIN 46R”) was published to clarify some of the provisions of FIN 46 and exempt certain entities from its requirements. Under FIN 46R, a legal entity is considered a variable interest entity of "VIE”, with some exceptions if specific criteria are met, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of three stipulated characteristics of a controlling financial interest. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it. Even if the reporting entity is not obligated to consolidate the VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. The effective date of the interpretation was modified under FIN 46R. A reporting entity is required to apply the provisions of FIN 46R to all VIEs that previously were subject to certain previously issued special purpose entity of SPE, accounting pronouncements for all reporting periods ending after December 14, 2003. For all other VIEs, a reporting entity is required to adopt these provisions of FIN 46R for all reporting periods after May 15, 2004. The Company does not believe it has ownership in any variable interest entities as of December 31, 2003. The Company will apply the consolidation or disclosure requirements of this interpretation in future periods if it should own any interest deemed to be a variable interest entity.

NOTE E - STOCK BASED COMPENSATION

In 2002, the Company adopted a stock compensation plan (the "2002 Plan”). Under the 2002 Plan, the Company reserved an additional 1,500,000 shares of Common Stock eligible for current and prospective employees, consultants and directors. The Options granted are subject to a vesting schedule as set forth in each individual option agreement. The 2002 Plan will continue until the earlier of (i) its termination by the Board; or (ii) the date on which all shares of Common Stock available for issuance under the 2002 Plan have been issued and all restrictions on such shares under the terms of the 2002 Plan and the agreements evidencing options granted under the 2002 Plan have lapsed; or (iii) ten years from its effective date. In January 2003, the Company’s Board closed the 2002 Plan.

NOTE E - STOCK BASED COMPENSATION - Continued

In January 2003, the Company adopted a stock compensation plan (the "2003 Plan”). Under the 2003 Plan, the Company reserved up to 1,500,000 shares of the Company’s Common Stock. The 2003 Plan retained all provisions of the 2002 Plan, and a total of 1,480,000 options have been granted under the Plan.

In May 2004, the Company’s shareholders approved the adoption of the 2003-A Employee, Director, Consultant and Advisor Stock Compensation Plan which provides for the reservation of 3,500,000 shares of the Company’s Common Stock. This Plan also retained all provisions of the 2002 Plan. An additional 1,460,000 Options have been granted under the 2003-A Plan.

During the nine months ended September 30, 2004, the Company reduced the exercise price of 896,500 common stock warrants previously issued to investors with original exercise prices ranging from $2.00 to $4.00 to an exercise price of $1.00. The reduction was made in two increments: to $1.50 in May; and to $1.00 in September 2004, respectively. The Company accounted for the incremental fair value of these warrant exercise price reductions, which aggregated approximately $521,000, as deferred offering costs, with a corresponding credit to additional paid-in capital. During the nine months ended September 30, 2004, 390,000 of these warrants were exercised, thus reducing the deferred offering costs and paid-in capital by approximately $202,000.

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

Had compensation cost for the Company’s stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123, the Company’s net loss and net loss per common share would have been the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Net loss applicable to Common Stockholders	$(1,807,137)	$(2,357,105)	$(3,806,552)	$(3,772,172)

Add: stock-based employee compensation cost under the fair value based method net of related tax effects	(74,805)	(250,927)	(340,612)	(609,460)

Pro forma net loss applicable to Common Stockholders	$(1,881,942)	$(2,608,030)	$(4,147,164)	$(4,381,632)

Net loss per share-applicable to Common Stockholders basic and diluted
as reported	$(0.10)	$(0.12)	$(0.25)	$(0.19)
pro forma	$(0.11)	$(0.13)	$(0.27)	$(0.22)

NOTE F - LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September30,
	2003	2004	2003	2004
Numerator:
Net loss	$(1,807,137)	$(1,060,465)	$(2,806,552)	$(2,475,532)
Constructive dividend related to beneficial conversion features of the Convertible Preferred Stock	-----	(1,296,640	-----	(1,296,640)
Net loss applicable to Common Stockholders	$(1,807,137)	$(2,357,105)	$(2,806,552)	$(3,772,172)

Denominator:
For basic loss per share - weighted average shares	17,362,372	19,610,170	15,405,437	19,482,736
Effect of dilutive securities - stock options
For diluted loss per share	-----	------	-----	-----
	17,362,372	19,610,170	15,405,437	19,482,736
Net loss per share applicable to Common Stockholders - basic and diluted	$(0.10)	$(0.12)	$(0.25)	$(0.19)

Options and Warrants to purchase 3,826,129 and 10,025,014 shares of Common Stock as of September 30, 2003 and 2004, respectively, are not considered in the calculation of diluted loss per share because the effect would be antidilutive.

NOTE G - STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2004, the Company issued 602,000 and 103,750 shares of common stock in connection with the exercise of warrants and options for cash of $1,138,745 and $332,187, respectively.

In September 2004, the Company completed the following financing transactions.

•	Issuance of 22,000 shares of Series A Convertible Preferred Stock in the face amount of $2,200,000 for $1,937,000 (net of $263,000 transaction expenses) which was payable in the respective amounts of $1,158,200 at closing and $778,800 upon the filing of a Registration Statement for the underlying Common Stock into which the Preferred Stock may be converted and the shares underlying the Warrants described below.

•	Issuance of Warrants to acquire up to 1,500,000 shares of the Company’s Common Stock at $1.00 per share. The Warrants expire on August 16, 2007.

•	In addition to the transaction costs referred to above, the Company granted 162,500 shares of Common Stock and Warrants to acquire up to 162,500 shares of the Company’s Common Stock at $1.00 per share to a broker. The term of the Warrants is three years.

•	The Preferred Stock is non-voting, entitled to dividends only when, or if, declared by the Board of Directors and has preference over the Common Stock in the event of the Company’s liquidation. The Preferred Stock is convertible into Common Stock at the option of the holder. The conversion price is equal to eighty percent (80%) of the market price at the time of conversion, subject to a floor of $0.50 per share and a ceiling of $1.17 per share.

In connection with the financing, the Company negotiated the cancellation of $776,132 in accrued compensation to certain directors, officers and former employees in exchange for 300,000 shares of Common Stock to be issued between June 1, 2005 and January 20, 2006, and the cancellation of the seven percent (7%) royalty agreement in exchange for Warrants to acquire up to 400,000 shares of the Company’s Common Stock at a price of $1.75 per share. The Warrants expire in five years. The Company accounted for the value of the warrants (which totaled $91,400) by a charge to expense and a corresponding credit to additional paid-in capital. The cancellation of the $777,132 accrued compensation resulted in an extinguishment gain of $581,132. As the gain was with related parties, it was credited to additional paid-in capital.

NOTE G - STOCKHOLDERS’ EQUITY - Continued

In September 2004, the Company issued 1,500,000 shares of Common Stock in connection with the conversion of $750,000 of the Convertible Preferred Stock at $0.50 per common share.

In September 2004, the Company issued 80,925 shares of Common Stock at $1.00 per share for cancellation of cash advances previously made to the Company. In addition, 119,075 shares of Common Stock were issued at $1.00 per share in connection with settlement for services previously provided to the Company.

In August 2004, the Company issued options to various consultants to acquire 36,000 shares of Common Stock in exchange for cancellation of certain royalty agreements. The options have an exercise price of $1.00 per share and expire after three years. The value of the options (which totaled approximately $34,000) was accounted for by a charge to expense and a corresponding credit to additional paid-in capital.

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

Plan of Development

In line with our financing plans, we raised $2.2 million in funding (which was completed in September). We sought this round of capital to provide Invisa with funds needed to support our business plan. With funding in place, for the first time in two years, we now have positive working capital and little debt other than the normal trade payables. The Company can now focus on implementing its business plan.

We started to manufacture the 4th generation “digital” SmartGate product. This product is easier to install, more compact, more reliable and significantly less expensive to produce than earlier generations of SmartGate products. We believe this product will receive widespread customer acceptance.

A major emphasis of our business plan has been to sell to major manufacturers and suppliers of powered closure devices. In an important first step towards that objective, early in October we shipped the first 50 units of a 1000 unit order to Magnetic Automation, a major manufacturer and supplier of parking barrier gates in North America. The order is the largest that the Company has received to date - significant not only for its size, but also because Magnetic Automation is a highly respected manufacturer.

As part of our efforts to develop the security applications of our technology in Boston, we presented a case study to the International Association of Museum Facilities Administrators. We highlighted and demonstrated a museum installation of our security sensors and, as a result, established valuable contacts within the museum security sector.

We are improving our efficiency by lowering our overhead and reducing product costs. We signed a cost-effective lease and completed plans for a new facility in Bradenton, Florida, six miles north of our current facility. The interior space is being constructed to our specifications to increase our efficiency and to create an efficient work space with room to demonstrate our product line. Invisa plans to complete the move in December. To further reduce product cost, we have negotiated the termination of two royalty obligations (which is particularly important as we expand into the security market), and have outsourced the manufacture of our new 4th generation of product line.

Even as we roll out our 4th generation product, we are developing a new 5th generation sensor platform. This platform will feature tighter, system-level integration with added features at a much lower cost. As a result, we believe that this new product should significantly increase our market presence.

Liquidity and Capital Resources

Since inception (February 12, 1997), we have financed our operations largely from the sale of Preferred and Common Stock. From inception through September 30, 2004 we raised cash of $12,444,412 net of issuance costs, through private placements of Common and Preferred Stock. At September 30, 2004, we had cash and cash equivalents totaling $942,049.

From inception through September 30, 2004, we incurred approximately $3,273,542 of research and development expenses. These research and development costs were directed principally toward our InvisaShield™ technology and safety products. Management estimates that sixty percent (60%) was expended toward the development of our core presence sensing technology, twenty percent (20%) was expended in the miniaturization of our circuitry, fifteen percent (15%) was expended in the design and development of safety products, and five (5%) percent was expended in the design and development of additional products for the security sector of our business. Accordingly, we currently view ourselves primarily as a safety products company. We view the prospects for application of our InvisaShield technology to the Homeland Defense and other similar security areas on a longer term basis.

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

On February 26, 2002 we acquired Radio Metrix Inc. (the "Merger”), principally from affiliated parties. We paid the following purchase price for Radio Metrix Inc.: (i) 3,685,000 shares of restricted Common Stock; (ii) $1,300,000 payable by two promissory notes; (iii) a 7% royalty on all revenue earned from the sale of products based upon the Radio Metrix Inc. technology other than safety products which constituted the Company’s core business prior to the Merger; and (iv) certain future contingent consideration. In April 2003, the Radio Metrix Inc. Purchase Agreement was amended whereby the Company agreed to issue 3,250,000 shares of its Common Stock for full satisfaction of the future contingent consideration. In November 2003, the Purchase Agreement was further amended whereby the $1,300,000 notes payable were forgiven. As a part of this latter amendment, certain other notes receivable from and compensation owed to the affiliated parties were forgiven. See Item 6 "Management’s Discussion and Analysis or Plan of Operations - Liquidity and Capital Resources” of our Form 10-KSB filed for the year 2003 for a more detailed description of the transaction.

The Company’s $150,000 bank line of credit, which was personally guaranteed by a shareholder, Mr. H.R. Williams, was extended until August 2004, at which time the amount of $148,611 owing under the line of credit was paid and the line of credit terminated.

On October 28, 2002, we borrowed $200,000 from a non-affiliated party. The loan’s interest was paid at 15% per annum, payable in advance. We issued a four-year Warrant, together with registration rights commencing after June 28, 2004 to purchase 200,000 shares of our Common Stock at an exercise price of $1.00 per share. We pledged 500,000 shares of our Common Stock as collateral for the loan, which will be returned to the Company upon loan repayment or delivered to the lender as full loan repayment in the event of default. Pursuant to the terms of the loan, the date for repayment of all principal and interest was extended from February 28, 2003 to April 28, 2003, and in connection with said extension, we issued the lender on February 28, 2003, a four-year option to purchase 50,000 shares of our Common Stock at an exercise price of $1.00 per share, with registration rights. We borrowed an additional $100,000 from the non-affiliated party in 2003. The $200,000 was subsequently repaid in October 2003 by the lender exercising the rights under the pledge in the amount of 500,000 shares of Common Stock. The $100,000 was repaid in September 2004 at a $10,000 discount.

For the period January through September 2004, the Company sold 705,750 shares of Common Stock at prices ranging from $1.10 to $3.00 per share aggregating $1,470,932 net of transaction costs. In September 2004, the Company also completed the issuance of 22,000 shares of its Series A Convertible Preferred Stock for cash proceeds aggregating $1,937,000, net of cash transaction costs of $263,000. A total of 7,500 of these shares were converted into 1,500,000 shares of Common Stock (See NOTE G - Stockholders’ Equity).

In February 2004, the Company negotiated a revision to its note payable related to the acquisition of its patent, reducing it from $600,000 to $250,000, due as follows: $100,000 by February 8, 2004; $75,000 by March 8, 2004; and $75,000 by April 8, 2004. All such payments have been made.

In September 2004, the Company completed a financing transaction whereby it raised $1,937,000 in cash (net of $263,000 transaction costs) upon the issuance of 22,000 shares of Series A Convertible Preferred Stock. (See Note G - Stockholders’ Equity.)

We have incurred significant net losses and negative cash flows from operations since our inception. As of September 30, 2004, we had an accumulated deficit of $22,596,360

We anticipate that cash needed for product development and operations, especially in the marketing, production and sale of our products, will increase significantly in the future.

The Company will be dependent upon our existing cash and cash equivalents, together with anticipated net proceeds from private placements of Common Stock and potential license fees, and sales of our products to finance our planned operations through at least the next 12 months. We estimate our current cash balance will meet our needs through May 2005. Accordingly, while we do not currently have any commitments, we plan to access additional cash from a variety of potential sources, which may include: public equity financing, private equity financing, license fees, grants, and public or private debt. The Report of Independent Certified Public Accountants included in our Form 10-KSB included a going concern modification for the year ended December 31, 2003.

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

New Accounting Pronouncements - See Note D to Financial Statements.

For the Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2004

Net Sales and Gross Profit - During the three months ended September 30, 2003 and 2004, net sales totaled $53,637 and $36,822, respectively. The decrease was attributable to lower sales of safety products for powered parking gates and security devices. The decrease resulted from a lack of financial and other resources to achieve a comparable level of sales. We had gross profits of $17,159 and $14,456 for the three months ended September 30, 2003 and 2004, respectively.

Research and Development Expenses - During the three months ended September 30, 2003 and 2004, research and development expenses totaled $120,812 and $186,074, respectively. The increase of $65,262 resulted principally from the write down of inventory replaced by the development of digital units, offset in part by reductions in facility, payroll and insurance expenses. As indicated elsewhere herein, we expect to have continuing research and development efforts, but at a lower level.

Selling, General and Administrative Expenses - During the three months ended September 30, 2003 and 2004, selling, general and administrative expenses totaled $1,407,099 and $930,889, respectively. The decrease of $476,210 resulted principally from cutbacks in advertising, marketing, and tradeshow activities, and reductions in patent cost amortization, and professional consulting fees

Debt Extinguishment Gain - In September 2004, the Company settled an obligation of $100,000 for $90,000. The difference of $10,000 is reported as a gain.

Interest Income (Expense), Net - During the three months ended September 30, 2003, net interest expense totaled $296,385, and during the comparable period in 2004, the Company had interest income of $32,042, respectively. The change of $328,427 resulted principally from a reduction of the Radio Metrix Inc. debt, the SDR Metro, Inc. debt, and original issue discounts recognized and favorable settlement of accrued interest payable during the periods.

Net Loss applicable to Common Stockholders and Net Loss Per Share applicable to Common Stockholders - The Company’s net loss applicable to Common Stockholders and net loss per share applicable to Common Stockholders for these periods decreased from $1,807,137 and $0.10 to $1,775,973 and $0.09, respectively, as a result of the matters described above, and the loss per share increased as a result of the non-cash constructive dividend related to the beneficial conversion features of the Convertible Preferred Stock.

For the Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2004.

Net Sales and Gross Profit - During the nine months ended September 30, 2003 and 2004, net sales totaled $153,634 and $107,219, respectively. The decrease was attributable to lower sales of safety products for powered parking gates and security devices. The decrease resulted from a lack of financial and other resources to achieve a comparable level of sales. We had gross profits of $63,507 and $41,842 for the nine months ended September 30, 2003 and 2004, respectively.

Research and Development Expenses - During the nine months ended September 30, 2003 and 2004, research and development expenses totaled $365,366 and $449,121, respectively. The increase of $83,755 principally resulted from the write down of inventory offset by a reduction in rental space lease costs and reductions in insurance, salaries and wages, and professional fee expenses.

Selling, General and Administrative Expenses - During the six months ended September 30, 2003 and 2004, selling, general and administrative expenses totaled $2,978,021 and $2,441,593, respectively. The decrease of $526,428 principally resulted from cutbacks in advertising, marketing and tradeshow activities, reductions in compensation and related payroll expenses, rent, insurance, office supplies and patent amortization expenses. These reductions were offset in part by an increase in professional consulting fees.

Debt Extinguishment Gain - During the nine months ended September 30, 2004, the Company negotiated the settlement of the SDR Metro, Inc. obligation from the contractual amount of $600,000 to a restructured amount of $250,000. The difference of $350,000 is reported as a gain. In September 2004, the Company settled an obligation of $100,000 for $90,000. The difference of $10,000 is reported as a gain.

Interest Income (Expense), Net - During the nine months ended September 30, 2003, net interest expense totaled $526,238, and during the comparable period in 2004, the Company had interest income of $13,340, respectively. The change of $539,578 resulted principally from a reduction of the Radio Metrix, Inc. debt, the SDR Metro, Inc. debt, as well as amortization of original issue discounts and favorable settlement of accrued interest payable during the nine months ended September 30, 2003.

Net Loss applicable to Common Stockholders and Net Loss Per Share applicable to Common Stockholders - The Company’s net loss applicable to Common Stockholders and net loss per share applicable to Common Stockholders for these periods decreased from $3,806,552 and $0.25 to $3,191,040 and $0.16, respectively, as a result of the matters described above, and the loss per share increased as a result of the non-cash constructive dividend related to the beneficial conversion features of the Convertible Preferred Stock.

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

Item 3.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO”) and Chief Financial Officer ("CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subject to their evaluation.

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

Note on Forward-Looking Statements

Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements,” including without limitation statements containing the words "believes,” "anticipates,” "intends,” "expects” and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of Invisa, Inc. to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: risks involved in our implementing our business strategy; our ability to obtain financing on acceptable terms; competition; our ability to manage growth; risks of technological change; our dependence on key personnel; and our ability to protect our intellectual property rights; risks of new technology and new products; and government regulation.

PART II. - OTHER INFORMATION

Item 1.     Legal Proceedings.

 None

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In September 2004, the Company completed the following financing transaction.

•	Issuance of 22,000 shares of Series A Convertible Preferred Stock in the face amount of $2,200,000 for $1,937,000 (net of $263,000 transaction expenses) which is payable in the respectful amounts of $1,158,200 at closing and $778,800 upon the filing of a Registration Statement for the underlying Common Stock into which the Preferred Stock may be converted and the shares underlying the Warrants described below. As the issuance of the Preferred Stock represented a transaction by an issuer (i.e., the Company not involving any public offering), the shares were issued pursuant to the private offering exemption set forth in Section 4(2) of the Act.

•	Issuance of Warrants to acquire up to 1,500,000 shares of the Company’s Common Stock at $1.00 per share. The Warrants expire on August 16, 2007.

•	In addition to the transaction costs referred to above, the Company granted 162,500 shares of Common Stock and Warrants to acquire up to 162,500 shares of the Company’s Common Stock at $1.00 per share to a broker. The term of the Warrants is three years.

•	The Preferred Stock is non-voting, entitled to dividends only when, or if, declared by the Board of Directors and has preference over the Common Stock in the event of the Company’s liquidation. The Preferred Stock is convertible into Common Stock at the option of the holder. The conversion price is equal to eighty percent (80%) of the market price at the time of conversion, subject to a floor of $0.50 per share and a ceiling of $1.17 per share.

In connection with the financing, the Company negotiated the cancellation of $776,132 in accrued compensation to certain directors, officers and former employees in exchange for 300,000 shares of Common Stock to be issued between June 1, 2005 and January 20, 2006, and the cancellation of the seven percent (7%) royalty agreement in exchange for Warrants to acquire up to 400,000 shares of the Company’s Common Stock at a price of $1.75 per share. The Warrants expire in five years.

The Company also issued 1,500,000 shares of Common Stock in connection with the conversion of $750,000 of the Preferred Stock. In addition, the Company issued 162,500 shares and 300,000 shares of its Common Stock in connection with fees for the placement of the Series A Convertible Preferred Stock and settlement of accrued compensation, respectively. The Company issued an additional 200,000 shares of its Common Stock in exchange for services and cash advances.

Item 3.     Defaults by the Company on its Senior Securities

None

Item 4.     Submission of Matters to a Vote of Securities Holders

None

Item 5.    Exhibits and Reports on Form 8-K.

(a)	Exhibits

Filed herewith
INDEX TO EXHIBITS

ITEM NO.  DESCRIPTION

31.1	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a).

31.2	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Certification Pursuant to 18 U.S.C. Section 1350.

(b)    8-K Reports

On October 21, 2004 the Registrant filed a Form 8-K under Item 4.01 “Change in Registrant’s Certifying Accountant”, stating that the Board of Directors had dismissed the firm of Grant Thornton LLP from serving as the Registrant’s independent auditors and engaged the firm of Aidman, Piser & Company as its independent auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Invisa has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVISA, INC.

Date: November 10, 2004	By:	/s/ Herbert M. Lustig
Herbert M. Lustig
Title: President and CEO

INVISA, INC.

Date: November 10, 2004	By:	/s/ Edmund C. King
Edmund C. King
Title: Chief Financial Officer

