Form 10KSB
INVISA INC
filed 2005-02-07
CIK 1172706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

 ☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended: December 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, Par Value $.001 per share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐

☒     Yes  ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

☒  Yes  ☐  No

The Issuer’s revenues for its most recent fiscal year were $197,484.

The aggregate market value of the Issuer’s voting stock held as of December 31, 2004 by non-affiliates of the Issuer based upon the closing bid and asked price of the Issuer’s Common Stock on that date is $4,848,853.80. The Issuer does not have any non-voting stock.

INVISA, INC.

2004 FORM 10-KSB ANNUAL REPORT

PART I

Note regarding forward-looking statements. Except for statements of historical fact, certain information contained herein constitutes forward-looking statements including, without limitation, statements containing the words believes, anticipates, intends, expects, and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of Invisa, Inc. to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: risks involved in our implementing our business strategy; our ability to obtain financing on acceptable terms; competition; our ability to manage growth; risks of technological change; our dependence on key personnel; and our ability to protect our intellectual property rights; risks of new technology and new products; and government regulation.

Item 1 - Description of Business

History

Invisa, Inc. is a development stage company that is commercializing patented presence-sensing technology under the InvisaShield™ trade name. The Company was incorporated in Nevada in 1998. In 2000, we acquired SmartGate, L.C. (“SmartGate”), before it had achieved any significant revenues. SmartGate had developed presence-sensing technology for safety applications in the powered closure market, such as powered overhead doors and parking barrier gates. Subsequently, at the end of 2004, it was merged into Invisa. From an accounting perspective, SmartGate was the acquirer in this transaction and the accompanying Financial Statements reflect the operations of SmartGate from inception.

In 2002 we acquired Radio Metrix Inc. (“RMI”), a development stage company. The consideration for this acquisition is summarized in Item 12 “Certain Relationships and Related Transactions.” RMI, formed to commercialize InvisaShield security sensors for applications such as zone and perimeter protection, was merged into Invisa at the end of 2004. With that merger, Invisa now owns the patent and patent applications, as well as the sole rights to the InvisaShield technology in all markets worldwide.

Our offices are located at 6935 15th Street East, Suite 120, Sarasota, FL 34243, telephone (941) 355-9361.

Overview

Invisa develops, manufactures, markets and licenses the rights to produce and sell sensors that use the Company’s patented InvisaShield presence-sensing design and technology. Presence-sensing is the reliable, repeatable detection of people and conductive objects. InvisaShield technology detects objects at a distance of typically less than one meter.

There are two markets in which the InvisaShield technology is used: the Safety Market and the Security Market.

In the safety market, the Company sells a line of SmartGate® brand safety sensors. These sensors are life and property safety devices used in or with powered closures - mechanisms that include parking gates, slide gates, overhead doors and the like.

In the security market, the Company has installed first generation security sensors at a major New England museum. These devices create invisible presence-sensing fields around displays and exhibits. The InvisaShield sensors detect any person who tries to enter the monitored zone, preventing vandalism or inadvertent damage. This installation has been in operation at the museum since the summer of 2003.

We believe that the security market offers significant promise and we plan additional investment to further develop sensors for museum exhibit/display and other security-related applications.

To date, our revenues have been derived mostly from the sale of SmartGate safety sensors which are incorporated into powered parking gates and slide gates. Parking and slide gates are motorized barriers used to control the flow of vehicular traffic, such as at parking facilities, vehicle storage facilities, toll booths, and metered entry points for highways.

Applications

Safety Market - Many safety devices and safety functions depend upon presence-sensing technology. We continue to develop a range of presence-sensing devices for the safety market under our brand name SmartGate.

We believe that our safety sensors offer potential operational and maintenance benefits for the powered closure industry. Today, we sell SmartGate safety sensors for use with powered parking gates and slide gates.

We also have developed pre-production versions of presence-sensing devices for use in powered commercial overhead doors, powered industrial doors (which are used in commercial, manufacturing, and industrial facilities) and residential garage doors. We believe that there may be other applications for our presence-sensing technology in the safety market. Ultimately, we plan to offer safety sensors based upon our InvisaShield technology to be used with a broad range of powered closure products manufactured by other companies.

To date, substantially all revenue has been derived from the sale of SmartGate safety sensors used with powered parking barrier gates. These gates are commonly used for traffic control and typically have a power-operated barrier arm made of metal, wood or PVC. This arm moves vertically between an open and a closed position. Our device places an invisible presence-sensing field that precedes and moves with the potentially dangerous barrier arm to detect people and vehicles in its path. Our device signals the powered gate to trigger a predetermined response, such as stopping and reversing the barrier arm.

Another application of InvisaShield technology is with vertical powered doors. In July 2002, Rytec Corporation became an exclusive licensee to use our safety devices as original equipment on high-speed industrial doors in North America. We believe that Rytec is the largest manufacturer in this market. These doors are frequently used in manufacturing and industrial environments where air-conditioned, cooler, and freezer areas are separated within warehouses and other buildings.

Our selling price for InvisaShield safety sensors allows us an acceptable gross profit margin and we expect that our cost of goods will continue to decline as we realize economies of scale.

Security Market - Security systems and security equipment generally rely, to varying degrees, on presence-sensing technologies to detect the presence of potential intruders and trespassers, or to provide surveillance of valuable objects. We currently have first-generation security sensors in operation and plan further development which will be followed by commercialization.

Our security sensors are components that provide added features and functions for new and/or existing security systems. In the future, we plan for these sensors to compete with and, in some applications, complement existing presence-sensing technologies used in the security market today. Examples of products using these technologies are infrared and/or microwave sensors, motion detectors, lasers, light beam systems and magnetic contacts.

In addition to our first-generation sensors for museum applications, we have demonstrated prototypes of InvisaShield security sensors for retail, industrial, commercial, defense and government applications. As with our museum security sensors, these devices place a monitoring field around objects needing protection. Examples of applications that we have demonstrated include safes, locking cabinets, display cases, objects of art and jewelry - or exposed perimeters (doors, windows, fences etc.). When the detection field is entered, the InvisaShield sensor signals the security system. The security system then responds with a warning or alarm.

Marketing

Historically we have concentrated our marketing efforts on those prospective customers whom we believe to be market leaders or who are well known within specific market segments. We sell our safety products to manufacturers, distributors, dealers and, in some instances, to selected end-users.

In 2005, we anticipate greater sales to manufacturers as we target the market for safety devices used with powered parking gates, industrial doors, commercial overhead doors, and powered slide gates. A longer term goal is to license our InvisaShield technology to manufacturers of powered closure products.

Sales

In 2004, Magnetic Automation Corp. was our largest customer, comprising approximately 20% of our revenues. We are not dependent upon any single customer, dealer, or distributor in the safety market, or otherwise.

During each of the last three fiscal years, more than 90% of our revenue was attributable to customers in the United States. In sales made to non-U.S. customers, the country generating the greatest sales was the United Kingdom.

Technology

The InvisaShield technology uses electronic circuitry that emits, controls, and monitors changes in an invisible energy field. The field is based, in part, upon low energy radio waves oscillating within a controlled frequency range. The field that is monitored can be varied in sensitivity from a distance of approximately one meter to a centimeter or less, depending upon the selected application. Circuitry constantly checks the field to test for the presence of people, vehicles or other conductive objects (objects that conduct electricity) that would disturb the monitored field.

We believe that the InvisaShield technology is a novel and proprietary way to provide presence-sensing. At the core of the technology is the ability to project a field or zone capable of detecting most conductive objects that enter the field. The field is projected from a metallic substance, referred to as an antenna, which may consist of wire, self-adhesive metallic tape or other metallic items. The technology allows flexibility in designing and locating the antenna. This may offer unique opportunities to place presence-sensing fields where they can be used more efficiently or effectively. This adaptability may mean that the InvisaShield technology can perform non-contact presence-sensing tasks not currently possible with competing technologies and/or it may perform presence-sensing tasks similar to those performed by competing technologies, but in a more efficient, effective, and reliable manner.

We believe that the InvisaShield technology has a number of operational advantages. The technology does not depend upon lenses, beams or reflectors which may require replacement, cleaning and aligning. The non-intrusive, non-contact presence-sensing capability of our technology is generally not disrupted by its operating environment, including electronic noise, mechanical noise, temperature, dust, frost, snow, ice or other operating conditions. We believe that the InvisaShield technology may have greater capability, flexibility and benefits than other non-contact sensing technologies.

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

In the safety and/or security sectors we compete with many companies, including MillerEdge, Stanley, Optex, Napco, Pelco, and DMP, along with other large and well-established firms such as Honeywell, Tyco, General Electric, Bosch, and Siemens.

Many of our competitors have substantially greater development, technical, marketing, sales and financial capabilities than we have. As a result of these factors, competitors and potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and/or to devote greater resources to the development, promotion and sale of their products and services than we can. We believe that our ability to successfully compete depends, to a large degree, upon the performance of our technology, our current and planned presence-sensing products and our ability to finance our development, marketing and distribution efforts.

Patents and Trademarks - We own two Patents issued by the U.S. Patent Office: Patent No. 5,337,039 issued on August 9, 1994 and Patent No. 6,819,242 issued on November 16, 2004. In addition, we have filed for three patents (as PCT, or Patent Cooperation Treaty filings), one provisional patent application and have one application pending, all of which cover improvements to the InvisaShield technology.

We have a trademark on the trade name “SmartGate” which we use in our safety products category. We have filed trademark applications for the following: “Invisa”, “InvisaShield” and the tagline “Safe. Secure. No Question.” We believe that our patent and trademark position will be useful in our efforts to protect our perceived competitive advantages.

During the year 2004, we concluded three agreements that terminated our obligations to pay royalties on products sold or licensed. We are unaware of any agreements in effect that would require us to pay any other royalties.

Materials and Manufacturing

We believe that the materials required and the sources of such materials will be similar for our various existing and planned product categories. All components and parts are modified or manufactured by third parties to our specifications or are otherwise generally available as off-the-shelf materials. Our products have a number of components including proprietary electronic circuitry manufactured to our specifications by third party manufacturers and a standard power supply available in the marketplace. The antenna is standard wire, tape or other metallic materials, which can generally be purchased in bulk. Whenever possible, we use fixed price manufacturing for our electronic circuitry, placing the responsibility for component supply on the manufacturer. We believe that there are multiple manufacturers and suppliers for each component and that adequate components and materials will be available to support our planned growth. We perform some final assembly and predetermined quality control procedures in our facility.

Government Regulation

The use of radio frequency or “RF”, such as that used by our safety products, is regulated by the Federal Communications Commission. RMI submitted its patented technology for required FCC testing and, in August of 1993, it received FCC Certification. We will endeavor to continue satisfying all requirements of the FCC.

On March 1, 2001, a new safety standard was implemented by Underwriters Laboratory (UL) for the powered gate, door and window industry. This rule, UL-325, while not a governmental regulation, is considered an indication of reasonable safety for powered gates, doors and windows, and is a requirement for UL certification for certain powered gate, door and window operators. Gate and operator manufacturers that rely upon UL certification or consider UL certification important for components most likely will require that our products be UL certified before incorporating our products as original equipment. Likewise, the absence of UL certification for our products may represent a sales or marketing barrier in certain market categories and to certain customers.

We have applied for UL certification for certain of our safety products (those which we believe meet or exceed the current UL-325 standard). From time to time, we anticipate submitting additional products, including safety and security products, for UL certification. We also have applied for CE certification, which is important in Europe, the U.K. and elsewhere. Other markets may have additional governmental or certification requirements.

Warranty

Our safety products are sold with a 90-day (upgradeable to one year) limited warranty. We anticipate that our security products will carry a warranty that is generally in line with industry suppliers’ practice.

Employees

We have eleven employees, of whom one is part time. We have no unions and we have not entered into any collective bargaining agreement with any group of employees. We believe that we have a good relationship with our employees.

Research and Development

During the years ended December 31, 2003 and 2004, research and development expenses totaled $558,277 and $510,133, respectively.

Item 2 - Description of Property

Through January 2005, we leased approximately 15,200 square feet of manufacturing, marketing, development and office space in one building located in Northgate Business Park, Sarasota, Florida.

As of February 2005, we lease 5,500 square feet of office and research lab space in one building in the Airport Business Center, Sarasota, Florida. We believe the space to be adequate for our needs in the near future. The lease expires December 2009. Annual payment is approximately $50,000 plus taxes, typical of the local market rate for such facilities. We lease the facilities from a non-affiliated party. No zoning or other governmental requirements are needed for the continued use of our facilities.

We have adopted a policy pursuant to which we do not invest in real estate or maintain an interest in real estate, real estate mortgages or securities issued that are based upon real estate activities. We maintain lease insurance that we believe is adequate.

Item 3 - Legal Proceedings

We are, from time to time, subject to litigation-related to claims arising out of our operations in the ordinary course of business. At this time, there are no claims asserted, which management believes, taken in the aggregate, would have a material adverse impact on our financial condition or results of operations.

Item 4 - Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the Company’s security holders.

PART II

Item 5 - Market for Common Equity and Related Stockholder Matters

Market Information

Our Common Stock has traded in the over-the-counter market through Pink Sheet, LLC under the symbol INSA (previously SGTI) from July 26, 2000 until July 7, 2003. From July 7, 2003 to date, our Common Stock has traded on the NASD OTC BB which is the principal market for our Common Stock. The following table sets forth the range of high and low bids to purchase our Common Stock during the last two fiscal years. Such prices represent quotations between dealers, without dealer markup, markdown, or commissions, and may not represent actual transactions.

Quarter	High Bid	Low Bid
First Quarter 2003	4.05	3.05
Second Quarter 2003	4.00	1.70
Third Quarter 2003	2.80	1.00
Fourth Quarter 2003	4.05	1.55
First Quarter 2004	4.05	2.90
Second Quarter 2004	2.90	1.60
Third Quarter 2004	2.25	0.43
Fourth Quarter 2004	0.34	0.28

On February 4, 2005, the closing bid and closing ask prices for shares of our Common Stock in the over-the-counter market, as reported by NASD OTC BB were $0.42 and $0.45 per share, respectively.

    We believe that there are presently approximately 20 market makers for our Common Stock. When stock is traded in the public market, characteristics of depth, liquidity and orderliness of the market may depend upon the existence of market makers as well as the presence of willing buyers and sellers. We do not know if these or other market makers will continue to make a market in our Common Stock. Further, the trading volume in our Common Stock has historically been both sporadic and light.

    As of December 31, 2004, we had an aggregate of approximately 395 shareholders of record as reported by our transfer agent, Liberty Transfer Co. Certain shares are held in the “street” names of securities broker dealers and we do not know the number of shareholders which may be represented by such securities broker dealer accounts.

Dividend Policy

    The payment by the Company of dividends, if any, in the future, rests within the sole discretion of its Board of Directors. The payment of dividends will depend upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. The Company has not declared any cash dividends since its inception, and has no present intention of paying any cash dividends on its Common Stock in the foreseeable future.

Transfer Agent

    The Transfer Agent for the Common Stock of the Company is Liberty Transfer Co., 274B New York Avenue, Huntington, New York 11743.

Recent Sales of Unregistered Securities

In September 2004, the Company issued 80,925 shares of Common Stock at $1.00 per share for cancellation of cash advances previously made to the Company. In addition, 119,075 shares of Common Stock were issued at $1.00 per share as payment for services previously provided to the Company. These shares were issued pursuant to an exemption for registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Securities Authorized for Issuance under Equity Compensation Plans as of the End of 2004

Equity Compensation Plan Information

	Number of	Weighted
	securities to be	average exercise
	issued upon	price of	Number of
	exercise of	outstanding	securities
	outstanding	options,	remaining
	options, warrants,	warrants, and	available for
	and rights	rights	future issuance
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,624,334	$3.35	4,650,000
Equity compensation plans not approved by security holders	3,886,679	$1.26	-----
Total	5,511,013	$1.88	4,650,000

Individual Compensation Arrangements

In March 1999, SmartGate, L.C. granted the H.R. Williams Family Limited Partnership (“HRW Partnership”), a shareholder of the Company (see Item 11. “Security Ownership of Certain Beneficial Owners and Management” and Item 12. “Certain Relationships and Related Transactions”) an option to purchase 446,804 shares at a purchase price of $1.07 per share. This Option is fully vested and will remain exercisable until April 24, 2005.

The following table provides certain summary information concerning compensation paid to our executive officers, directors and significant employees for the years stated. For all individuals named in the following table, compensation reflected is the aggregate of compensation paid by the Company and SmartGate, L.C.

Item 6 - Management’s Discussion and Analysis or Plan of Operations

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this filing. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements. The cautionary statements made herein should be read as being applicable to all related forward-looking statements in this Annual Report on Form 10-KSB

Background of our Company

We are a development-stage company, and we expect to continue the commercialization of our InvisaShield technology. For the twelve months ended December 31, 2004, we had revenue from product sales of $197,484, principally representing sales of our product for powered parking gates. In addition to limited revenue, these sales have been a vehicle for receiving customer feedback on the reliability, ease of installation, and determining the market’s acceptance of our safety product.

Financing for our development activities to date has been derived from limited sales, the sale of common stock and preferred stock, notes, short-term financing, and a license payment. We are working to increase our sales of product and to establish additional licensing relationships. Furthermore, we expect to broaden these efforts as we develop additional safety and security products and bring them to market.

Limited Operating History

We have had a limited history of operations and anticipate that our quarterly results of operations will fluctuate significantly for the foreseeable future. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. The information in this Form 10-KSB must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies commercializing new and evolving technologies such as InvisaShield.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Net Sales and Gross Profit - During the years ended December 31, 2003 and 2004, net sales totaled $212,679 and $197,484, respectively. The decrease was due to the decrease in sales of safety products for powered parking gates. The Company's sales to date have been limited and constrained by lack of capital. We had a gross profit of $83,708 for the year ended December 31, 2003 and $95,322 for the year ended December 31, 2004.

Research and Development Expenses - During the years ended December 31, 2003 and 2004, research and development expenses totaled $558,277 and $510,133, respectively. The decrease of $48,144 in 2004 was due principally to a reduction in facility expense, insurance expense and work force, resulting in decreases in salaries and wages and payroll taxes. Partially offsetting the decreases was increased use of inventory items.

Selling, General and Administrative Expenses - During the years 2003 and 2004, selling, general and administrative expenses totaled $5,179,864 and $3,027,369, respectively. The decrease of $2,152,495 in 2004 principally resulted from reductions in advertising, marketing and tradeshow activities, lower compensation and related payroll expenses, rent, insurance, office supplies, and patent amortization expenses. These reductions were offset in part by an increase in professional fees.

Debt Extinguishment Gain - During the year 2004, the Company negotiated the settlement of the SDR Metro, Inc. obligation from the contractual amount of $600,000 to a restructured amount of $250,000. The difference of $350,000 is reported as a gain. The Company also settled an additional obligation of $100,000 for $90,000. The difference of $10,000 is reported as a gain.

Interest Expense (Income), Net - During the year 2003, net interest expense totaled $565,864, and during the year 2004, the Company had interest income of $15,360, respectively. The change of $581,224 in 2004 resulted principally from a reduction of the Radio Metrix, Inc. debt, the SDR Metro, Inc. debt, as well as amortization of original issue discounts and favorable settlement of accrued interest payable during 2004.

Net Loss applicable to Common Stockholders and Net Loss Per Share applicable to Common Stockholders - The Company’s net loss applicable to Common Stockholders and net loss per share applicable to Common Stockholders for these periods decreased from $11,738,105 and $0.73 in 2003 to $4,363,460 and $0.22 in 2004, respectively, as a result of the matters described above, and partially offset as a result of the non-cash constructive dividend related to the beneficial conversion features of the Convertible Preferred Stock in 2004.

Critical Accounting Estimates

Patents and Trademarks - The initial recorded cost of the patent is based on the fair value of consideration paid for it. The ultimate purchase consideration was originally based on a valuation performed by a third party and approved by those Board Members with no affiliation with the seller. The patent costs are amortized over the remaining life of the patent at the date of its acquisition. The fair value of the patent is reviewed for recoverability whenever events or changes in circumstances indicate that its recorded value may not be recoverable. At December 31, 2003 and 2004, the carrying amount of the patent was reduced by approximately $5,518,000 to reflect its fair value as determined by a third party valuation. The patent impairment results principally from perceived shifts in markets, requiring us to rely more on our patents applied for and less on the original patent. No further impairment charges were deemed necessary in 2004.

Plan of Operation

We raised $2.2 million in funding in September 2004. We sought this round of capital to provide Invisa with funds needed to support our business plan. With funding in place, the Company now believes it has the ability to focus on implementing its business plan.

We have improved our efficiency by lowering our overhead and reducing product costs. In 2004 we signed a lease and, in February, 2005, occupied a new facility with an interior constructed to our specifications located six miles north of our former facility. We believe that we have an efficient work space that also has room to demonstrate our product line.

To further reduce future product costs, we negotiated the termination of two royalty obligations (particularly important as we expand into the security market), and outsourced the manufacture of our new generation of product. We continue to pay close attention to our costs so that we can reach cash flow breakeven in a reasonable timeframe.

Today, Invisa markets and sells a 4th generation “digital” SmartGate safety sensor (designated the “PBG-3”) for Parking Barrier Gates. Compared to earlier generations of SmartGate sensors, the PBG-3 is faster and easier to install (it installs in about one-half the time of earlier units), is more compact (occupies approximately 40% of the volume of earlier units), is more reliable, and has lower manufacturing costs. With these positive attributes, early demand for the PBG-3 has been encouraging. We believe that this product will have a profitable life cycle.

A major emphasis of our business plan is to gain major manufacturers and distributors of powered closure devices as our customers. This category of customer requires substantially less ongoing support than do small dealers and end-users. Our intent is for our sensors to be made available as “factory installed” options that eventually will be offered as standard features in much the same way that satellite radio has become a desired option in today’s automobiles.

In a significant first step toward achieving that objective, during the last four months of 2004 we shipped the first 150 units of a 1000 unit order of PBG-3 units to Magnetic Automation. Magnetic is a major manufacturer and supplier of parking barrier gates in North America. This blanket purchase order is the largest one that the Company has received to date - important not only for its size, but also because Magnetic is a highly respected manufacturer in the powered closure sector.

Following the order from Magnetic, in January 2005 we shipped our first order of PBG-3 units to DC Solutions Inc., recently acquired by the Chamberlain Group. An article in the January 2005 issue of Professional Door Dealer describes Chamberlain as the “world’s largest manufacturer of residential garage door openers and accessories, residential and commercial door operators, and telephone entry and access systems.” We hope that these recent orders will create the momentum needed for other manufacturers of parking barrier gates to offer the PBG-3 as a factory-installed option or standard feature on their gates.

On the international front, we worked to rebuild distribution in the U.K., distribution that had gone dormant for a variety of reasons. While retaining Jackson’s Fencing as a distributor of our sensors, we added another distributor, Zeag (UK) Ltd. Zeag is both a manufacturer and distributor of parking systems. Zeag states that it services and supports approximately 5,000 parking system installations throughout the United Kingdom.

We are also well into the development and testing phase of our Commercial (Vertical) Door sensor, the “CD-3.” Manufacturers of powered commercial and industrial door systems are currently evaluating the CD-3 sensor for incorporation into their door systems. We continue to refine the CD-3 and, barring any unforeseen difficulties, plan to introduce the product later in 2005.

Rytec Corporation of Jackson, Wisconsin, a manufacturer of high performance industrial doors, for more than 20 months has been testing our sensors and has shared with us important operational data on our units. During that time we have progressed in bringing the reliability up to the very stringent standards needed to satisfy the requirements of specialized industrial applications.

As part of our efforts in developing security applications of our technology, we presented in Boston last September a case study to the International Association of Museum Facilities Administrators (IAMFA). We described how InvisaShield sensors are used at a New England Museum to solve a specific security challenge, namely, that of providing open access to exhibits - while protecting those exhibits from vandalism or inadvertent damage. Following the presentation we highlighted and demonstrated an actual museum installation of our security sensors.

The IAMFA meeting helped us to establish valuable contacts with museum security administrators. During the next 9-12 months, we intend to focus a greater portion of our budget towards completing a commercially viable sensor for exhibits and display in museums and other related applications.

In its efforts to continue to refine the InvisaShield technology, the Company is developing a 5th generation sensor. This new sensor design will feature tighter, system-level integration, added features, and a lower price point than our 4th generation system. We believe that this new sensor should increase further the market acceptance of our proprietary InvisaShield technology.

Liquidity and Capital Resources

Since inception, we have incurred significant net losses and approximately $11,700,000 of negative operating cash flows which we have financed largely from the sale of Common and Preferred Stock. From inception through December 31, 2004 we raised cash of approximately $12,444,000 net of issuance costs, principally through private placements of common and preferred stock financings. At December 31, 2004, we had cash and cash equivalents totaling $590,588.

From inception (February 12, 1997) through December 31, 2004, we were largely focused on technology and product development. The estimated dollar amount spent during this period on company-sponsored research and development was $3,334,554, including $510,133 for the year ended December 31, 2004 and $558,277 for the year ended December 31, 2003. The Company continues to engage in significant product development activities. Because of the Company’s losses (which aggregate $23,768,740 from inception through December 31, 2004), limited capital, and ongoing product development expenses, Footnote C of the Company’s consolidated financial statements and the accompanying Report of Independent Registered Public Accountants report that substantial doubt exists regarding the Company’s ability to continue as a going concern.

The $3,334,000 of direct research and development expenses that we incurred from inception through December 31, 2004 have been directed principally toward our InvisaShield technology and safety products, and to a lesser extent, our security products. Management estimates that sixty (60%) percent was expended toward the development of our core presence-sensing technology, twenty (20%) percent was expended in the miniaturization of our circuitry, fifteen (15%) percent was expended in the design and development of safety products, and five (5%) percent was expended in the design and development of additional products for the security sector of our business.

During 2004, the Company sold 705,750 shares of Common Stock for cash totaling approximately $1,471,000 (principally from the exercise of warrants) and in September 2004, the Company completed a financing transaction whereby it received approximately $1,937,000 net of transaction expenses. Upon completion of this Preferred Stock offering, the Company liquidated approximately $800,000 of amounts due to related parties and liquidated liabilities to unrelated parties of approximately $200,000 through the issuance of Common Stock or Common Stock Warrants.

During the six months ended June 30, 2004, the Company negotiated the settlement of the SDR Metro, Inc. obligation from the contractual amount of $600,000 to a restructured amount of $250,000.

In August of 2004, the Company paid off its bank line of credit loan totaling approximately $149,000 and discontinued the bank line.

While these events improved the Company’s working capital position (we have $219,815 of positive working capital at December 31, 2004 versus a working capital deficit of $1,962,329 at December 31, 2003), we anticipate that cash to be used in product development and operations, especially in the marketing, production and sale of our products, will increase significantly in the future.

To finance planned operations through at least the next 12 months we will continue to depend upon our existing cash and cash equivalents, together with anticipated net proceeds from private placements of equity or debt, potential license fees and product sales. We believe that the cash required for product development and operations, especially for the marketing, production and sale of our products, will increase in the future. Our plan is to access this additional cash required from a variety of potential sources, including: public equity financing, private equity financing, license fees, grants, and public or private debt.

Additional capital may not be available when required or it may not be available on favorable terms. Without adequate funds, we may need to significantly reduce or refocus our operations or obtain funds through arrangements that may require us to relinquish rights to certain or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders.

Risk Factors

You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties occurs, our business, financial condition or operating results could be materially harmed. In that case the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we may face. Risks related to our business we have historically incurred losses and losses are expected to continue in the future, which means that we may not be able to continue operations unless we obtain additional funding. Our auditors have qualified their audit opinion with regard to our ability to continue as a going concern.

We have historically incurred losses. In the twelve months ended December 31, 2004, we sustained net losses of $4.3 million. From inception through June 30, 2004, we have sustained aggregate net losses of $23.8 million. Future losses are expected to continue. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Because we increased our product development activities, we anticipate that we will incur substantial operating expenses in connection with continued research and development, testing and approval of our proposed products, and expect these expenses will result in continuing and, perhaps, significant operating losses until such time, if ever, that we are able to achieve adequate product sales levels. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our proposed products and manufacture, market and sell our products. Because our rate of expenses is high, and due to our very limited resources, our auditors have included an explanatory paragraph in their audit opinion with regard to our ability to continue as a going concern.

We will need to raise additional capital to continue our operations or we may be unable to fund our operations, promote our products or develop our technology.

Our operations have relied almost entirely on external financing to fund our operations. Such financing has historically primarily come from the sale of common stock to third parties and to a lesser degree from loans and revenue from product sales and license fees. We anticipate, based on our current proposed plans and assumptions relating to our operations (including the timetable of, and costs associated with, new product development), that the proceeds of the private placement we completed during 2004, to date, will be sufficient to satisfy our contemplated cash requirements at least through April of 2005. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations and planned growth, develop or enhance our technology, take advantage of business opportunities or respond to competitive market pressures, any of which could make it more difficult for us to continue operations. Any reduction in our operations may result in a lower stock price.

Our additional financing requirements could result in dilution to existing stockholders.

The additional financings we will require may be obtained through one or more transactions which effectively dilute the ownership interests of our stockholders. Further, we may not be able to secure such additional financing on terms acceptable to us, if at all. We have the authority to issue additional shares of common stock, as well as additional classes or series of ownership interests or debt obligations which may be convertible into any one or more classes or series of ownership interests. We are authorized to issue 95,000,000 shares of common stock and 5,000,000 shares of preferred stock. Such securities may be issued without the approval or other consent of our stockholders.

We are a development stage company and have a limited operating history upon which you can base your investment decision.

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

There are a number of well-established companies which are well known in the manufacture and/or distribution of products for the security and life-safety markets. Such companies include Honeywell, Tyco, General Electric, Bosch, Siemens and others. Accordingly, we are subject to the difficult challenge of introducing and commercializing our new technology and products in a market place in a strong competitive environment. Additionally, our technology and products based thereon will have to compete with other technologies such as passive infrared and various types of motion detection which are well known and well accepted.

We are commercializing a new technology which will involve uncertainty and risks related to market acceptance.

We are commercializing a new technology with which we seek to gain market acceptance and to demonstrate competitive advantages. Our success is dependent, to a large degree, upon our ability to fully develop and commercialize our technology and gain industry acceptance of our products, based upon this new technology and its perceived competitive advantages. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business in a highly competitive industry, characterized by frequent new product introductions. We anticipate that we will incur substantial operating expenses in connection with the development and testing of our proposed products and expect these expenses to result in continuing and significant operating losses until such time, if ever, that we are able to achieve adequate levels of sales or license revenues. We may not be able to raise additional financing, increase revenues significantly, or achieve profitable operations.

Management and founders of the company control a significant amount of our common stock and such concentration of ownership may have the effect of delaying or preventing a change of control of our company.

As a result, these management stockholders will have significant influence in matters requiring stockholder approval, including the election and removal of directors, the approval of significant corporate transactions, such as any merger, consolidation or sale of all or substantially all of the our assets, and the control of our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in our control, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from attempting to obtain control of our company.

The absence of product liability insurance coverage may affect our Business.

We may be exposed to potential product liability claims by consumers. Although we maintain product liability insurance, there can be no assurance that such insurance will be sufficient to cover all possible liabilities to which we may be exposed. Any product liability claim, even one that was not in excess of our insurance coverage or one that is meritless and/or unsuccessful, could adversely affect our cash available for other purposes, such as research and development. In addition, the existence of a product liability claim could affect the market price of our common stock. In addition, certain vendors may require minimum product liability insurance coverage as a condition precedent to purchasing or accepting products for retail distribution. Product liability insurance coverage includes various deductibles, limitations and exclusions from coverage, and in any event might not fully cover any potential claims. Failure to satisfy such insurance requirements could impede the ability of us or our distributors or licensees to achieve broad retail distribution of our proposed products, which could have a material adverse effect on us.

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

We have two issued patents and have filed five patent applications with respect to various aspects of our technology. The pending patent applications may not be issued to us, and if issued, may not protect our intellectual property from competition which could seek to design around or invalidate these patents. Our failure to adequately protect our proprietary rights in our products, services and technology could harm our business by making it easier for our competitors to duplicate our services. We may have to resort to litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or defend ourselves from claims of infringement, invalidity or unenforceability. Litigation may be expensive and divert resources even if we win. This could adversely affect our business, financial condition and operating results such that it could cause us to reduce or cease operations.

Other parties may assert that our technology infringes on their Intellectual property rights, which could divert management time and resources and possibly force our company to redesign our technology.

Technology-based companies, such as ours, have the potential to be involved in litigation related to allegations of patent infringement. Although we have no knowledge of any such claims, from time to time, third parties may assert patent, copyright and other intellectual property rights to technologies that are important to us. While there currently are no outstanding infringement claims pending by or against us, we cannot assure you that third parties will not assert infringement claims against us in the future, that assertion by such parties will not result in costly litigation, or that they will not prevail in any such litigation. In addition, we cannot assure you that we will be able to license any valid and infringed patents from third parties on commercially reasonable terms or, alternatively, be able to redesign products on a cost-effective basis to avoid infringement. Any infringement claim or other litigation against or by us could have a material adverse effect on us and could cause us to reduce or cease operations.

We may not be able to keep up with rapid technological changes, which could render our products less competitive or obsolete.

Changes in technology, changes in customer requirements and preferences, introduction of products and services embodying new or different technologies and the emergence of new industry standards and practices could render our existing technology and products less competitive or obsolete. Our future success will depend on our ability to enhance and improve the responsiveness, functionality, accessibility and features of our technology and products. We expect that our marketplace will require extensive technological upgrades and enhancements to accommodate many of the new products and services that we anticipate will be added to our marketplace. We cannot assure you that we will be able to expand and upgrade our technology and systems, or successfully integrate new technologies or systems we develop in the future, to accommodate such increases in a timely manner.

We may not effectively manage the growth necessary to execute our business plan, which could adversely affect the quality of our operations and our costs.

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

Item 7 - Financial Statements

The Financial Statements of the Company and the accompanying notes thereto, and the independent auditors’ reports are included as part of this Form 10-KSB beginning on Page F-2.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 21, 2004, we filed a Form 8-K reporting the change of accountants from Grant Thornton LLP to Aidman, Piser & Company.

There have been no disagreements with our independent accountants over any item involving the Company’s financial statements. Our independent accountants are Aidman, Piser & Company, 401 East Jackson Street, Tampa, Florida 33602.

Item 8a - Controls and Procedures

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

PART III

Item 9 - Directors and Executive Officers of the Registrant

The Company’s directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company’s officers are appointed annually by the Board of Directors and serve at the pleasure of the Board. There are no family relationships between any of the officers or directors of the Company or those nominated or chosen to be directors or officers of the Company.

The directors, executive officers, and significant employees of the Company, are as follows:

Name	Age	Positions and Offices Presently Held with the Company
Herbert M. Lustig	52	Director, President & CEO
David J. Benedetti	48	Chief Financial Officer, Secretary & Treasurer
Edmund C. King	69	Director
Robert Knight	48	Director
Stephen A. Michael	56	Director & Chairman
Joseph F. Movizzo	61	Director
Gregory J. Newell	55	Director
John E. Scates	48	Director

There are no family relationships among any directors, executive officers or significant employees.

HERBERT M. LUSTIG joined the Company in November of 2003 as Chief Operating Officer. In December of 2003 he joined the Invisa Board of Directors and on January 1, 2004, he was appointed the Company’s President and CEO. From November 2002 to October 2003, Mr. Lustig was principal at Techmark Group, a consultancy providing technology and market development assistance for corporations. From June 2000 to November 2002 he served as President and CEO of Expanse Networks, an ePrivacy software developer. From June 1996 to May 2000, he was Vice President, then Sr. Vice President of Marketing & Business Development within the Security and Fire Solutions manufacturing businesses of Honeywell International. Prior to that, Mr. Lustig held executive positions at General Instrument Corporation, Booz Allen Hamilton, and Communications Satellite Corporation (COMSAT). Mr. Lustig holds an MBA from the Wharton School of the University of Pennsylvania and a BS in Biochemistry from the University of Massachusetts at Amherst.

DAVID J. BENEDETTI joined the Company as CFO, Secretary and Treasurer in January 2005. From March 1998 until December 2004, he was Chief Financial Officer at The Commercial Group, Inc. in Sarasota, Florida, which manages companies involved in glass fabrication and manufacturing of specialty display systems. Throughout a career of more than 20 years, Mr. Benedetti has developed a base of experience in financial and operational areas, including strategic planning, financial reporting, audit coordination, risk management, implementing information systems and business administration. He has held senior level positions at The Gallup Organization and Johnson Level & Tool Manufacturing Company. Prior to his private industry experience, he was an auditor in public accounting with Ernst & Young. David earned his Masters of Business Administration, with emphasis in Taxation, at the University of Wisconsin - Madison, where he was an instructor of undergraduate accounting. He earned his Bachelors of Business Administration in Accounting at the University of Wisconsin - Eau Claire. David is a Certified Public Accountant, licensed in the state of Wisconsin. Mr. Benedetti is a member the Board of Directors of the Sarasota Manatee Manufacturers Association (SAMA). On behalf of SAMA, he has made presentations to US Congresswoman Katherine Harris and the Florida Department of Revenue.

EDMUND C. KING has been a Director since February 9, 2000 and the CFO of the Company until January 10, 2005, at which time he resigned as Chief Financial Officer. Mr. King has had a distinguished career in accounting and financial assistance to various industries. Until October 1, 1991, Mr. King was a partner in Ernst & Young, an international accounting and consulting firm. While at Ernst & Young, Mr. King was that firm’s Southern California senior healthcare partner and prior to that directed the Southern California healthcare practice for Arthur Young & Company, one of the predecessor firms of Ernst & Young. During his 30 years with Ernst & Young, Mr. King counseled clients in structuring acquisitions and divestitures; advised on the development of strategic plans, resulting in implementation of successful business strategies; directed the preparation of feasibility studies; assisted with operational and financial restructuring; directed and supervised audits of client financial statements; and provided expert witness testimony and technical SEC consultation. Commencing in 1999, Mr. King became a financial consultant to SmartGate, L.C. that we acquired in February 2000. Mr. King has served as Chief Financial Officer and Director of SmartPlug, Inc. since November 2000 and Chief Financial Officer and Director of FlashPoint International, Inc. since October 2001. From January 1992, Mr. King has been a general partner of Trouver, an investment banking and financial consulting partnership. Mr. King is also a member of the Board of Directors of LTC Properties, Inc., an NYSE listed real estate investment trust. Mr. King is a graduate of Brigham Young University and holds CPA certificates in the states of California and Utah.

ROBERT KNIGHT has served as a Director of the Company since July 1998. Mr. Knight served as President and Secretary-Treasurer of the Company from 1998 until February 2000. Mr. Knight serves as Treasurer and Director of Advertain On-Line Inc. a position he has held since March 2000. From September 1998 to June 1999 he served as President, Secretary - Treasurer and Director of Silverwing Systems Corporation. From September 1998 Mr. Knight served as President and Director of Centaur BioResearch, Inc. Mr. Knight has served as President and Director of Peregrine Mineral Resources Group, Inc. and from June 1997 to February 1999, he was the President and Director of ANM Holdings Corporation. Mr. Knight has been President and director of AFD Capital Group. Additionally, Mr. Knight has served as a Director of FlashPoint International, Inc. since October 2001. Mr. Knight has 15 years of experience in the public company arena and corporate finance. Mr. Knight completed a Masters in Business Administration at Herriot-Watt University in 1998.

STEPHEN A. MICHAEL has served as a Director and President from February 9, 2000 through November 6, 2003. Since that date, Mr. Michael has served as Director and Chairman. Mr. Michael attended the School of Engineering at Ohio State University. Upon returning from military service in Vietnam, he attended the Schools of Business/Marketing at both Ohio State University and Franklin University. Mr. Michael has also attended the University of Wisconsin, School of Engineering, to acquire certification in the area of High Energy Surge Suppression and New York University School of Engineering for Advanced Studies in Fiber Reinforced Plastic and Composites Engineering. He has served as President and Director of SmartPlug, Inc. since January 1997 and President and Director of FlashPoint International, Inc. since October 2001. Mr. Michael has devoted a significant portion of his career to developing functional products, including participating in the development and marketing of the Panasonic Auto Sound-Car dealer system, the Fuzz Buster and the Sears KingFisher Boat.

JOSEPH F. MOVIZZO joined the Company’s Board of Directors in May 2003. From 1965 to 1998, Mr. Movizzo served in various positions at the IBM Corporation. His positions included serving as a General Manager of IBM Global Services Consulting Group, which he helped form, and creating and managing IBM China/Hong Kong Corporation. From March 1998 to the present, Mr. Movizzo has been self-employed primarily as a business consultant in textiles, financial services, data services and government. From May 2000 to the present, Mr. Movizzo has also served as an independent Director non-executive Chairman of ManageSoft Corporation headquartered in Boston, MA. He was elected non-executive Chairman of that entity in November 2002. Mr. Movizzo holds BS and MS degrees in Nuclear Engineering from the University of Wisconsin - Madison.

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

Significant Employees

CARL A. PARKS has been the Company’s Vice President of Operations since August 2001. Mr. Parks has had over 20 years experience in many phases of electronic manufacturing including assembly methods, techniques, hiring personnel, defining processes and selecting equipment. Prior to joining the Company, in 2000 and 2001 Mr. Parks was Customer Development Manager at ProTek Electronics in Sarasota, Florida where Mr. Parks had direct responsibility for the location, qualification and booking of new business and where he developed and managed the Quotation procedure and Costing model. In 1999 and part of 2000, Mr. Parks served as a Customer Development Manager at MSI of Central Florida in Melbourne, Florida. At MSI, Mr. Parks directed all manufacturing operations including hiring a core management team and had direct responsibility for new business development. Earlier, Mr. Parks served as a customer service engineer at Genesis Manufacturing in Oldsmar, Florida. At Genesis, Mr. Parks had direct responsibility for the location and qualification of new customers. Mr. Parks received an A.S. Business degree in 1983 from Manatee Junior College. He has also received 1,600 hours of special instruction in many phases of manufacturing technology.

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

Compensation Committee and Compensation of Directors

Messrs. Knight, Movizzo, Newell and Scates serve on the Compensation Committee, which determines the compensation amounts to be paid to our directors, officers and employees. We are currently in the process of establishing a formal plan for compensating our directors. To date, directors have been reimbursed for actual expenses incurred in connection with performing duties as directors and have not received compensation for attendance at meetings, except that Messrs. Newell, Scates and Movizzo are each entitled to be paid an annual director’s fee of $10,000 which has not yet been paid and accrues. Amounts accrued through July 31, 2004 are to be paid in Common Stock in either 2005 or 2006, at the election of the Company, at the market price on the date of payment. Further, from time to time, directors may be granted options under the Company’s various stock option plans.

The Audit Committee

The audit committee of the board of directors currently consists of four directors, Messrs. Knight, Movizzo, Newell and Scates, each of whom is a non-employee director, and each of whom meets the independence and other requirements to serve on our audit committee under applicable securities laws and the rules of the SEC and the American Stock Exchange (“AMEX”). Although we are not listed on the AMEX, we have voluntarily chosen to comply with the AMEX audit committee qualification requirements. The Board of Directors has determined that Mr. Knight qualifies as an audit committee financial expert as defined in Item 401 of Regulation SB promulgated under the Securities Act of 1933, as amended. Mr. Knight is independent as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics and Compliance Program which is applicable to Invisa, Inc. and to all our directors, officers and employees, including Invisa, Inc.’s principal executive officer and principal financial officer, principal accounting officer or comptroller, or other persons performing similar functions.

Advisors

Set forth below are Advisors who have been engaged by the Company and a description of the compensation arrangements with said Advisors.

Industry Advisory Board

The Company has established an Industry Advisory Board to consist of industry experts and persons held in high regard within their industry. The Advisory Board currently has two members who are available on a limited basis to provide industry or market input as requested by the Company’s officers and directors. The Industry Advisory Board provides a consultative function and is not part of the Company’s Board of Directors, which is discussed elsewhere in this document.

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

Advisory Board Member, Duane Cameron, is a member of the parking industry. Mr. Cameron provides consulting services on an “as available” basis and as compensation, was granted an option to purchase 10,000 shares of the Company’s Common Stock at $3.00 per share. The Option was granted in July 2000. The Option vested over a two-year period and is now fully vested. Also in July 2000, Mr. Cameron was granted the right to be issued an additional option for the purchase of 10,000 shares at $3.00 per share if, as a result of the efforts of Mr. Cameron, the Company enters into contractual relationships with certain entities in the parking industry.

Other Advisors

In May 2004, the Company entered into a six-month marketing and investor relations agreement with Aurelius Consulting Group, Inc. (“Aurelius”). Fees paid to Aurelius under that agreement were $8,000 cash and a grant of 30,000 shares of Invisa Common Stock. On January 7, 2005, the Company entered into a new six-month marketing and investor relations agreement with Aurelius. Fees to be paid Aurelius are: $6,000 cash per quarter; and a grant of 100,000 three-year warrants with an exercise price of $0.50. If Aurelius introduces a source of funding that provides $1 million or more to Invisa, then Aurelius is to be paid a consulting fee of $50,000.

Compliance with Section 16(a) of the Exchange Act

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

A Form 4 to be filed by Stephen A. Michael, the Company’s Chairman and Director, was due September 13, 2004 and was filed on February 4, 2005.

Item 10 - Executive Compensation
Summary Compensation Table
                                                                        Long Term Compensation
Annual Compensation                                                         Awards

					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
Name and		Salary	Bonus	Compensation	Award(s)	Options	Payouts	Compensation
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)

Herbert M. Lustig, President & CEO	2004	195,000(1)	-------	-------	-------	-------	-------	-------
	2003	32,500(1)	-------	-------	------	-------	-------	-------

Stephen A. Michael, Director	2004	12,500	-------	-------	-------	-------	-------	-------
	2003	120,000(2)	-------	43,050(4)	8,400(3)	------	-------	-------
	2002	120,000(2)	30,000(9)	8,400(4)	------	300,000	30,000	-------

William W. Dolan	2004	14,077(3)	-------	-------	-------	-------	-------	-------
	2003	120,000(3)	-------	4,800(5)	------	200,000	-------	-------
	2002	120,000(3)	10,000(6)	4,800(6)	------	39,334	-------	3,200

Edmund C. King, Director	2004	120,000(4)	-------	-------	-------	-------	-------	-------
	2003	120,000(4)	-------	-------	------	-------	-------	-------
	2002	120,000(4)	-------	22,500(8)	------	-------	-------	-------

(1) Mr. Lustig commenced employment in November 2003. Salary paid to him totaled $32,500 in 2003 and $195,000 in 2004.

(2) Mr. Michael earned a base salary of $12,500 for the month of January 2004 and earned a base salary of $120,000 during the year 2003, none of which was paid in cash; other annual compensation comprised of a car allowance was paid in cash. During 2002, Mr. Michael was paid the following compensation: (i) $80,000 of Mr. Michael’s $120,000 base salary was paid in cash and $40,000 was not paid and accrued; (ii) $16,000 of the bonus was paid in cash and $27,050 was not paid and accrued; (iii) other annual compensation consisted of a car allowance of which $5,600 was paid in cash and $2,800 was not paid and accrues; and (iv) all other compensation consisted of a cash payment of $25,000 in previously unpaid bonuses that had accrued during prior years, and a cash payment of $30,000 in previously unpaid back salary that had accrued during prior years. In late 2004, it was agreed that $243,608 of accrued compensation will be paid with 94,162 shares of unregistered Common Stock to be issued and delivered in 2005 or 2006 at the election of the Company.

(3) Mr. Dolan ceased being employed by the Company in December 2003 and earned a base salary of $120,000 during 2003, of which $30,000 was paid and the remainder accrued; other annual compensation comprised of a car allowance was paid in cash. During 2002, Mr. Dolan was paid the following compensation: (i) $80,000 of Mr. Dolan’s $120,000 base salary was paid in cash and $40,000 was not paid and accrues; (ii) the bonus of $10,000 was not paid and accrues; (iii) other annual compensation consisted of a car allowance of which $3,200 was paid in cash and $1,600 was unpaid and accrues; and (iv) all other annual compensation consisted of a cash payment of $3,200 in unpaid car allowance which had accrued from the prior year. In late 2004, it was agreed that $135,500 of accrued compensation will be paid with 52,375 shares of unregistered Common Stock to be issued and delivered in 2005 or 2006 at the election of the Company.

(4) Mr. King earned a base salary of $120,000 during 2003 and 2004, of which $30,000 was paid each year, respectively, in cash in the form of a consulting fee through Teasdale Corporation, which is controlled by Mr. King; and the remainder accrues. During 2002, Mr. King was paid the following compensation: (i) commencing in October 2002, Mr. King went on full-time salary at the annual base rate of $120,000, of which only $7,500 was paid in cash during the period of its commencement in October 2002 through December 2002, and $22,500 of the salary due during that three-month period was not paid and accrues. From January 2002 through December 2004, Mr. King’s compensation was not paid in salary, but was paid in the form of a monthly consulting fee at $2,500 per month as further described in (ii) next: (ii) this represents the compensation that Mr. King was paid in cash in the form of a monthly consulting fee at $2,500 per month as described in (i) above for the months of January 2002 through December 2004. An additional $30,000 was paid to Mr. King in 2004. This compensation was paid to Mr. King through Teasdale Corporation, which is controlled by Mr. King and which provided consulting services to the Company. In late 2004, it was agreed that $182,500 of accrued compensation will be paid with 70,542 shares of unregistered Common Stock to be issued and delivered in 2005 or 2006 at the election of the Company.

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

On July 26, 2000, options were granted at an exercise price of $3.00 per share as follows:

Stephen A. Michael	300,000 Shares
Duffey & Dolan, P.A.	300,000 Shares
Edmund C. King	200,000 Shares, all of which were returned to the Company in 2004
Robert Knight	150,000 Shares, all of which were returned to the Company in 2004

On December 20, 2000, an Option under the 2000 Plan to purchase 20,000 shares was granted to William W. Dolan at an exercise price of $4.96 per share.

On May 17, 2001, an Option under the 2000 Plan to purchase 10,000 shares was granted to John E. Scates at an exercise price of $4.27 per share, all of which were returned to the Company in 2004.

On August 6, 2001, an Option under the 2000 Plan to purchase 100,000 shares was granted to Carl Parks at an exercise price of $5.32 per share, all of which were returned to the Company in 2004.

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

The options granted on January 22, 2002 were at exercise prices of $3.85 and $3.50 per share as follows:

Stephen A. Michael	300,000 shares	$ 3.85
Samuel S. Duffey	300,000 shares	$ 3.85
Edmund C. King	125,000 shares, all of which were returned to the Company in 2004	$ 3.50
Robert Knight	75,000 shares, all of which were returned to the Company in 2004	$ 3.50
William W. Dolan	100,000 shares, of which 60,666 were cancelled in 2003	$ 3.85

On June 13, 2002, an Option under the 2002 Plan to purchase 100,000 shares was granted to Gregory J. Newell at an exercise price of $5.10 per share. This Option has a term of seven years, and beginning September 30, 2002, vests quarterly over a period of 20 quarters with 5,000 shares vesting at the end of each quarter, and, in the event Mr. Newell terminates his service to the Company after June 13, 2005 for the primary purpose of returning to full-time government service, the balance of the option will continue to vest as provided in the Option Agreement. The 100,000 options were returned to the Company in 2004.

On June 27, 2002, Mr. Scates was granted an option under the 2002 Plan to purchase 20,000 shares at $5.15 per share. This Option has a term of seven years, and beginning September 30, 2002, vests quarterly over a period of eight quarters with 2,500 shares vesting at the end of each quarter. All of these options were returned to the Company in 2004.

Stock Compensation Plan - 2003

The Company’s Board of Directors adopted a 2003 Incentive Plan (“2003 Plan”) on January 2, 2003 and which was approved by the Company’s shareholders on January 3, 2003. Under the 2003 Plan, the Company has reserved 1,500,000 shares of its common stock for awarding to eligible current and prospective employees, consultants and directors. The 2003 Plan provides for both qualified and non-qualified options. It is anticipated that options which may be granted under the 2003 Plan will be subject to vesting schedules. The exercise price of options granted under the 2003 Plan will be the fair market value of the Company’s common stock on the date of grant. The 2003 Plan shall continue until the earlier of: (i) its termination by the Company’s Board of Directors; or (ii) the date on which all shares of common stock available for issuance under the 2003 Plan have been issued and all restrictions on such shares under the terms of the 2003 Plan and the option agreements have lapsed; or (iii) ten years from the 2003 Plan s adoption date.

On May 13, 2003, Mr. Movizzo was granted an option under the 2003 Plan to purchase 80,000 shares of the Company’s common stock at $3.00 per share. The option has a term of seven years, and beginning June 30, 2003, vests in equal quarterly installments of 5,000 shares each over 16 quarters. On November 6, 2003, Mr. Lustig was granted an option under the Plan to purchase 1,400,000 shares of the Company’s common stock at $3.41 per share, which vests 233,340 shares on June 30, 2004 and 116,666 shares on September 30, 2004 and on each quarter thereafter. This option has a term of ten years and is not forfeitable during this term. The terms of Mr. Lustig’s options were negotiated as part of his employment contract. During 2004 all of the options were returned to the Company, except for 10,000 options belonging to Mr. Movizzo.

Stock Compensation Plan - 2003 - A

In May 2004, the Company’s shareholders approved the adoption of its 2003-A Employee, Director, Consultant and Advisor Stock Compensation Plan. The Company has reserved 3,500,000 shares of its Common Stock to issue to eligible employees of the Company. The Plan also retained all provisions of the 2002 Plan. A total of 2,610,000 options were granted under the Plan at prices ranging from $2.00 to $3.35 per share. The options have a term of ten years and vested fully at January 1, 2004. On May 1, 2004 employees were granted options under the Plan to purchase 1,610,000 shares of the Company’s Common Stock at $2.00 per share. The options have a term of ten years and vest fully at May 1, 2014. A total of 2,270,000 options as indicated below were returned to the Company in November and December 2004.

	Grant Date
	Oct. 15, 2003	May 1, 2004	Returned in 2004
Edmund C. King, Director	200,000	175,000	375,000
Robert Knight, Director	100,000	100,000	200,000
Herbert M. Lustig, Director	-----	700,000	700,000
Joseph F. Movizzo, Director	75,000	100,000	75,000
Gregory J. Newell, Director	75,000	100,000	175,000
John E. Scates, Director	75,000	100,000	175,000
Others	475,000	335,000	570,000
Total	1,000,000	1,610,000	2,270,000
Compensation of Directors

The Company is currently establishing a formal plan for compensating its Board of Directors. Currently, directors are reimbursed for actual expenses incurred in connection with performing duties as directors and do not receive compensation for attendance at meetings, except that Messrs. Newell, Scates and Movizzo are each entitled to be paid an annual director’s fee of $10,000 which has not yet been paid and accrues. Further, from time to time, directors are granted options under the Company’s various stock option plans, as reflected above in Item 10.

Employment Contracts and Termination of Employment and Change in Control Arrangements

HERBERT M. LUSTIG - Mr. Lustig’s Employment Agreement provides for an annual base salary of $195,000 and, within 90 days of executing the Agreement a $15,000 lump sum moving allowance. The Agreement also provides for four (4) weeks of paid vacation and entitlement to participate in any group plans or programs maintained by the Company, such as health insurance, etc. The term of the contract is 38 months, which ends January 5, 2007.

In the event of early termination of the Agreement by the Company or at Mr. Lustig’s option in the event of a Change in Control, Mr. Lustig would receive a severance consisting of base salary, bonuses and benefits that otherwise would have been due him during the 12 month period following the date of such termination, paid in a lump sum. As part of the Employment Agreement, Mr. Lustig has entered into a Covenant Not to Compete and Confidentiality Agreement that are attached to the Employment Agreement.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of shares of our common stock, as of December 31, 2004, of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors, executive officers, and significant employees named in the Summary Compensation Table; and (iii) all of our current executive officers, directors, and significant employees as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Name and Address of Beneficial	Amount and Nature of Shares	Percentage Owned(2)
Owner(1)	Beneficially Owned(2)
Michael R. Ries, CPA (Trustee)(3)	1,949,656	7.2%
Kenneth D. Doerr (Trustee)(3)	1,949,656	7.2%
Stephen A. Michael(4)	4,721,090	17.4%
H.R. Williams(5)	1,058,407	3.9%
Edmund C. King(6)	202,040	0.7%
Robert Knight	10,000	0.0%
Joseph F. Movizzo(7)	46,666	0.2%
Mercator Advisory Group, LLC(8)	750,000	2.8%
Mercator Momentum Fund, LP(9)	1,720,568	6.3%
Mercator Pointe Fund, Ltd.(10)	3,429,432	12.6%
All directors, executive officers and significant
employees as a group (ten persons)	15,832,515	58%

(1)	Unless otherwise provided herein all addresses are c/o Invisa, Inc., 6935 15th Street East, Suite 120, Sarasota, Florida 34243. The business address for Mr. Ries is 4837 Swift Road, Suite 210, Sarasota, Florida 34231; for Mr. Doerr is 240 South Pineapple Avenue, Sarasota, Florida 34230; for Mr. Williams is 7954 Royal Brikdale Circle, Bradenton, FL 34202 and for Mercator Advisory Group, LC, Mercator Momentum Fund, LP and Mercator Pointe Fund, Ltd. is 555 South Flower Street, Suite 4500, Los Angeles, California 90071.

(2)	The percentage calculations are based on 24,235,832 shares that were outstanding as of December 31, 2004 plus the respective beneficial shares owned by each stockholder. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of December 31, 2004 are deemed outstanding for computing the number and the percentage of outstanding shares beneficially owned by the person holding such options but are not deemed outstanding for computing the percentage beneficially owned by any other person.

(3)	Includes: (i) 1,864,584 shares held by Mr. Doerr as Trustee of the Spencer C. Duffey Irrevocable Trust, a Trust created by Samuel S. Duffey, for his son; and (ii) 1,864,584 shares held by Mr. Ries as Trustee of the Elizabeth R. Duffey Irrevocable Trust, a Trust created by Samuel S. Duffey, for his daughter.

(4)	Includes options to purchase 600,000 shares.

(5)	Includes 611,603 shares and options to purchase 446,804 shares held by the H.R. Williams Family Limited Partnership (Partnership).

(6)	197,040 shares are held in Mr. King’s name; plus 5,000 shares held in the name of the King Family Trust.

(7)	Includes 10,000 shares and options to purchase 36,666 shares.

(8)	Consists of 750,000 shares of common stock that may be acquired upon the exercise of immediately exercisable warrants at $1.00 per share. The documentation governing the terms of the warrants contains provisions prohibiting any exercise of the warrants that would result in Mercator Advisory Group, LLC; Mercator Momentum Fund, LP; or Monarch Pointe Fund, Ltd. collectively owning beneficially more than 9.99% of the outstanding shares of our common stock as determined under Section 13(d) of the Securities Exchange Act of 1934. As a result of these provisions, such entities disclaim beneficial ownership in excess of 9.99% of the outstanding shares of our Common Stock.

(9)	Consists of 1,470,000 shares of common stock that may be acquired upon the conversion of outstanding Series A Preferred Stock (at an assumed conversion price of $0.50 per share) and 250,568 shares of common stock that may be acquired upon the exercise of the immediately exercisable warrants at $1.00 per share. The documentation governing the terms of the Series A Preferred Stock and warrants contains provisions prohibiting any conversion of the Series A Preferred Stock or exercise of the warrants that would result in Mercator Advisory Group, LLC; Mercator Momentum Fund, LP; or Monarch Pointe Fund, Ltd. collectively owning beneficially more than 9.99% of the outstanding shares of our common stock as determined under Section 13(d) of the Securities Exchange Act of 1934. As a result of these provisions, such entities disclaim beneficial ownership in excess of 9.99% of the outstanding shares of our Common Stock.

(10)	Consists of 2,930,000 shares of Common Stock that may be acquired upon the conversion of outstanding Series A Preferred Stock (at an assumed conversion price of $0.50 per share) and 499,432 shares of common stock that may be acquired upon the exercise of the immediately exercisable warrants at $1.00 per share. The documentation governing the terms of the Series A Preferred Stock and warrants contains provisions prohibiting any conversion of the Series A Preferred Stock or exercise of the warrants that would result in Mercator Advisory Group, LLC; Mercator Momentum Fund, LP; or Monarch Pointe Fund, Ltd. collectively owning beneficially more than 9.99% of the outstanding shares of our common stock as determined under Section 13(d) of the Securities Exchange Act of 1934. As a result of these provisions, such entities disclaim beneficial ownership in excess of 9.99% of the outstanding shares of our Common Stock.

Item 12 - Certain Relationships and Related Transactions

To the best of our knowledge, other than as set forth below, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our Common Stock, or any member of the immediate family of any of the foregoing persons, has an interest.

In November 2003, the Company and Mr. Samuel S. Duffey and Mr. Stephen A. Michael (“Stockholders”) entered into agreements (“Agreements”) to forgive and restructure certain notes receivable, certain stock subscriptions and related interest receivable, notes and related interest payable, and other amounts due the Stockholders. Under the Agreements, the following occurred:

Forgiveness by the Company of two notes receivable from Stockholders totaling $146,310.

Forgiveness by the Company of stock subscriptions receivable and accrued interest from the Stockholders totaling $923,432.

Forgiveness by the Stockholders of notes payable of $1,169,131 and accrued interest of $130,600 by the Company.

Forgiveness by the Stockholders of certain compensation amounts owed to them totaling $416,963.

In connection with these Agreements, the Company recognized additional paid-in capital of approximately $544,000 during the fourth quarter of 2003. In addition to the amounts forgiven, the Stockholders agreed to allow approximately $338,000 of their accrued compensation to be paid on a contingent basis as described below.

The Company had entered into five-year employment agreements with two Stockholders, effective February 2000, which provided for each of them to receive an annual salary of $150,000 ($30,000 of which was deferred), an ongoing monthly bonus of $2,000, an annual car allowance of $8,500, and other fringe benefits. The amounts charged to expense for the two Stockholders under these employment agreements approximated $286,000 in 2003 and $12,500 for one of the Stockholders in 2004. Under the Restructuring Agreements, compensation for one of the Stockholders ceased as of September 30, 2003 and, as of January 31, 2004, for the other Stockholder. The employment agreements also terminated on those respective dates.

At December 31, 2003, the Company owed the Stockholders approximately $454,000 of accrued compensation. Approximately $338,000 of this compensation was to be paid to the Stockholders depending on the Company achieving certain equity funding amounts ranging from $500,000 to $4,000,000. The Company has agreed to pay certain tax liabilities, if any, which may be incurred by the principal Stockholder in connection with these transactions. At December 31, 2003, included in due to shareholders and officers is the above $454,000, as well as approximately $250,000 in accrued payroll. In September 2004, these amounts were settled in exchange for stock to be issued.
In 2004, the Company cancelled 776,132 of accrued compensations due to certain directors, officers, and former employees in exchange for 300,000 shares of Common Stock.

Item 13 - Exhibits List and Reports on Form 8-K

(a)	Exhibits
INDEX TO EXHIBITS

ITEM NO.	DESCRIPTION
2.1[1]
Agreement of Merger and Plan of Reorganization dated 2/25/02 by and among SmartGate Inc., SmartGate/RadioMetrix Acquisition Corp. and Radio Metrix Inc., Letter of Clarification, and Amendment dated as of April 24, 2003

10.1[1]
Quarterly Revenue Based Payment Agreement by and among the Company and Stephen A. Michael, Spencer Charles Duffey Irrevocable Trust u/a/ d July 29, 1998, Elizabeth Rosemary Duffey Irrevocable Trust u/a/d July 29, 1998, Robert T. Roth, William W. Dolan dated as of February 25, 2002; and Amendment dated as of April 24, 2003

10.2[1]
Promissory Note, Security Agreement, and Escrow Agreement - Re: Daimler Capital Partners, Ltd. - loan and stock options; Stock Option Agreement with Daimler Capital Partners, Ltd. - October 28, 2002; Stock Option Agreement with Daimler Capital Partners, Ltd. - February 28, 2003

10.3[1]	Form of Plan 2003 Option Agreement with Joseph F. Movizzo - May 13, 2003 (including form of Letter of Investment Intent)

10.4[1]	Consulting Agreement - March 2003 between Crescent Fund, Inc. and the Company

10.5[1]	Agreement dated as of April 24, 2003 between Alan A. Feldman and the Company

10.6[1]	Financing Agreement dated as of May 9, 2003 between BarBell Group, Inc. and the Company

10.7[1]	Series 2003A 7% Convertible Note Due June 9, 2004, dated May 9, 2003 from the Company to BarBell Group, Inc.

10.8[1]	Investment Agreement dated as of May 9, 2003 between BarBell Group, Inc. and the Company

10.9[1]	Warrant to Purchase Shares of Common Stock dated as of May 9, 2003, issued by the Company to BarBell Group, Inc.

10.10[1]	Registration Rights Agreement dated as of May 9, 2003 between the Company and BarBell Group, Inc.

10.11[1]	Broker-Dealer Placement Agent Selling Agreement - May 2003 between Capstone Partners LC and the Company

10.12[2]	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 between Capstone Partners LC and the Company

10.13[2]	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 executed by Nautilus Technologies, Ltd. - subscribing for 125,000 Units

10.14[2]	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 executed by GM Capital Partners, Ltd. - subscribing for 50,500 Units

10.15[2]	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 executed by Kallur Enterprises, Ltd. - subscribing for 50,000 Units

10.16[2]	Publicity Agreement - July 2003 between Capital Financial Media, Inc. and the Company

10.17[2]	Consulting Agreement - July 2003 between National Financial Communications Corp. and the Company

10.18[2]	Agreement - July 2003 between Brooks Houghton & Company, Inc. and the Company

10.19[2]	Non-Exclusive Financial Advisor Agreement - July 2003 between Source Capital Group, Inc. and the Company

10.20[2]	Consulting Agreement - July 2003 between Patrick W.H. Garrard d/b/a The Garrard Group of West Redding, CT and the Company

10.21[2]	Investment Agreement Modification I dated as of July 21, 2003 by and among Invisa, Inc. and BarBell Group, Inc.

10.22[2]	Joint Development Agreement - July 2003 between Dominator International Ltd. And SmartGate, L.C.

10.23[3]	Engagement Agreement dated September 9, 2003 between G.M. Capital Partners, Ltd and Invisa, Inc.

10.24[4]	Employment Agreement dated November 6, 2003 between Herb Lustig and Invisa, Inc.

10.25[4]	Severance Agreement dated November 13, 2003 between Samuel S. Duffey and Invisa, Inc.

10.26[4]	Agreement dated November 13, 2003 between Invisa, Inc. and the Duffey related shareholders

10.27[5]	SDR Metro Inc. letter extension agreement

10.28[5]	SDR Metro Inc. confirmation letter agreement

10.29[5]	Severance Agreement dated January 26, 2004 between Stephen A. Michael and Invisa, Inc.

10.30[5]	Consulting Agreement dated January 26, 2004 between Stephen A. Michael and Invisa, Inc.

10.31[5]	Severance Agreement dated December 31, 2003 between William W. Dolan and Invisa, Inc.

10.32[5]	Agreement dated February 11, 2004 between The Video Agency, Inc. and Invisa, Inc.

10.33[5]	Employment Agreement dated March 2004 between Charles Yanak and Invisa, Inc.

10.34[5]	2003-A Employee, Director, Consultant and Advisor Stock Compensation Plan.

10.35[5]	First Amendment to Invisa, Inc., 2003 Incentive Plan Date As of November 6, 2003

10.36[5]	Stock Option Agreement for Herb M. Lustig dated November 6, 2003

10.37[6]	Subscription Agreement for issuance of 22,000 shares of Series A Convertible Preferred Stock and Common Stock Warrants

10.38[6]	Registration Rights Agreement

10.39[6]	Warrants to Purchase Common Stock (Mercator Momentum Fund, LP, Mercator Advisory Group, LLC, and Monarch Pointe Fund, Ltd.)

10.40[6]	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock.

10.41[7]	Marketing Agreement between Aurelius Consulting Group and Invisa, Inc.

10.42[7]	Lease Agreement among HAR-WAL ASSOCIATES, INC. and WR-I ASSOCIATES, LTD. and Invisa, Inc. dated September dated September 23, 2004

14[1]	Code of Business Conduct and Ethics and Compliance Program

31[7]	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32[7]	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1[7]	Certification Pursuant to 18 U.S.C. Section 1350.

32.2[7]	Certification Pursuant to 18 U.S.C. Section 1350.

[1] Previously filed on June 23, 2003 with Invisa’s Form 10-KSB for the fiscal year ended December 31, 2002 and are incorporated by reference.

[2]	Previously filed on August 1, 2003 with Invisa’s Form 10-QSB for the quarter period ended June 30, 2003 and are incorporated by reference.

[3]	Previously filed on September 17, 2003 with Invisa’s Form 8-KA (Amendment No. 1) dated September 9, 2003 and is incorporated by reference.

[4]	Previously filed on November 14, 2003 with Invisa’s Form 8-K dated November 6, 2003 and are incorporated by reference.

[5]	Previously filed on April 14, 2004 with Invisa Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference.

[6]	Previously filed on August 18, 2004 with Invisa Form 10-QSB and incorporated herein by reference.

[7]	Filed herewith.

(b)    8-K Reports

On April 19, 2004, the registrant filed a Form 8-K under Item 5 “Other Events and Regulation FD Disclosure”, stating that the Company paid its final installment to complete the Company’s purchase of U.S. Patent #5,337,039 “Proximity detection system with digital frequency variation detection means.”

On October 21, 2004, the registrant filed a Form 8-K under Item 4.01 “Change in Registrants Certifying Accountant” from Grant Thornton LLP to Aidman, Piser & Company because Aidman, Piser & Company was more competitively priced.

On January 10, 2005, the registrant filed a Form 8-K under Item 5.02 “Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers” stating that effective January 10, 2005 Edmund C. King resigned as the Company’s Chief Financial Officer and Mr. David Benedetti was appointed to replace Mr. King.

Item 14 - Principal Accountant Fees and Services

    Fees for the Year ended December 31, 2004 were:

Audit fees	$85,111.00
Audit related fees	$26,893.00
Tax fees	$ 2,666.87

    Fees for the Year ended December 31, 2003 were:

Audit fees	$122,000.00
Audit related fees	$ 43,000.00
Tax fees	$ 8,000.00

The audit committee has approved 100% of the above services. Pre-approval policies and procedures, as well as additional information that is required by Item 14, “Principal Accountant Fees and Services”, will be filed by amendment to this Form 10-KSB on or before March 31, 2005

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereonto duly authorized.

INVISA, INC.

INVISA, INC.

Date: February 4, 2005	By:	/s/ Herbert M. Lustig

Title: President & CEO

INVISA, INC.

Date: February 4, 2005	By:	/s/ David J. Benedetti

Title: Chief Financial Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 4, 2005	/s/ Herbert M. Lustig

Herbert M. Lustig, Director

Date: February 4, 2005	/s/ Edmund C. King

Edmund C. King, Director

Date: February 4, 2005	/s/ Robert Knight

Robert Knight, Director

Date: February 4, 2005	/s/ Stephen A. Michael

Stephen A. Michael, Director and Chairman of the Board

Date: February 4, 2005	/s/ Gregory J. Newell

Gregory J. Newell, Director

Date: February 4, 2005	/s/ John E. Scates

John E. Scates, Director

Date: February 4, 2005	/s/ Joseph F. Movizzo

Joseph F. Movizzo, Director

CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS	F-2 & F3
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statement of Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-8
Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Invisa, Inc.

We have audited the accompanying consolidated balance sheet of Invisa, Inc. (the “Company”) as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and for the period from February 12, 1997 (inception) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Invisa, Inc. for the year ended December 31, 2003 and for the period from February 12, 1997 (inception) through December 31, 2003 were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated April 9, 2004. Our opinion on the statements of operations, stockholders’ equity, and cash flows, insofar as it relates to the amounts included for the period from February 12, 1997 (inception) through December 31, 2003, is based solely on the report of other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and on the report of other auditors, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invisa, Inc. as of December 31, 2004 and the consolidated results of its operations and its cash flows for the year then ended, and for the period from February 12, 1997 (inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company incurred significant losses and used cash in operating activities during the years ended December 31, 2004 and 2003 and expects that additional capital will be required in order to continue operations in 2005. These factors, among others, as discussed in Note C to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Aidman, Piser & Company, P.A.
Tampa, Florida
January 26, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Invisa, Inc.

We have audited the consolidated balance sheet of Invisa, Inc. (a development stage enterprise) as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invisa, Inc. as of December 31, 2003 and the consolidated results of operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Grant Thornton LLP

Tampa, Florida
April 9, 2004

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$260,536	$590,588
Accounts receivable	26,906	57,506
Inventories	232,537	48,167
Refundable deposits and other	26,846	19,731
Total current assets	546,825	715,992

Note receivable - related party	555	-----
Furniture, fixtures and equipment, net	89,480	62,331
Patent, net	6,700,000	5,911,764
Other assets	-----	64,000

Total assets	$7,336,860	$6,754,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$259,664	$90,215
Accrued expenses	128,032	78,962
Line of credit	149,402	-----
Current portion of notes payable	700,000	-----
Current portion of notes payable to related party	80,535	-----
Due to related party	64,960	-----
Due to shareholders and officers	1,125,561	327,000

Total current liabilities	2,508,154	496,177

Notes payable to related parties	50,334	-----

Deferred revenue	300,000	300,000

Commitments and contingencies (Note N)	-	-

Stockholders’ equity
Series A Convertible Preferred Stock, 5,000,000 shares authorized ($.001 par value) 14,500 shares issued and outstanding at December 31, 2004	-----	1,277,000
Common Stock; 95,000,000 shares authorized ($.001 par value), 18,767,582 and 21,635,832 shares issued and outstanding at December 31, 2003 and 2004, respectively	18,768	21,636
Additional paid-in capital	25,452,928	29,978,558
Stock subscriptions receivable	(291,404)	(253,904)
Deficit accumulated during the development stage	(20,701,920)	(25,065,380)

Total stockholders’ equity	4,478,372	5,957,910

Total liabilities and stockholders’ equity	$7,336,860	$6,754,087

The accompanying notes are an integral part of these consolidated statements.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS

			February 12,
			1997 (Date of
			inception)
			through
	Years Ended December 31,		December 31,
	2003	2004	2004

Net sales	$212,679	$197,484	$958,066
Cost of goods sold	128,971	102,162	573,875
Gross profit	83,708	95,322	384,191

Research and development costs	558,277	510,133	3,334,554
Selling, general and administrative expenses	5,179,864	3,027,369	14,837,218
Impairment of patent	5,517,808	-----	5,517,808

Loss from operations	(11,172,241)	(3,442,180)	(23,305,389)
Other income (expense):
Interest expense, net	(565,864)	15,360	(823,351)
Debt extinguishment gain	-----	360,000	360,000
	(565,864)	375,360	(463,351)

Loss before income tax	(11,738,105)	(3,066,820)	(23,768,740)
Income tax	-----	-----	-----

Net loss	(11,738,105)	(3,066,820)	(23,768,740)

Non-cash constructive dividend related to beneficial conversion features of Convertible Preferred Stock	-----	(1,296,640)	(1,296,640)

Net loss applicable to Common Stockholders	$(11,738,105)	$(4,363,460)	$(25,065,380)

Net loss per share applicable to Common Stockholders:
Basic and diluted	$(0.73)	$(0.22)

Weighted average Common Stock shares outstanding: Basic and diluted
16,173,841	19,899,052

The accompanying notes are an integral part of these consolidated statements.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

									Deficit
									Accumulated
	Convertible						Additional	Stock	During the
	Preferred Stock			Common Stock			Paid-In	Subscriptions	Development
	Shares	Amount		Shares	Amount		Capital	Receivable	Stage	Total
FEBRUARY 12, 1997 (INCEPTION)	-----	$	-----	-----	$	-----	$ -----	$ -----
Summary of transactions from February 12, 1997 through December 31, 2001:
Issuance of Common Stock to founders	-----		-----	6,105,128		5,980	(5,980)	-----	-----	-----
Issuance of Common Stock for cash	-----		-----	2,667,439		2,667	5,273,656	-----	-----	5,276,323
Exercise of stock options	-----		-----	924,214		924	984,076	(985,000)	-----	-----
Common Stock issuable for rent	-----		-----	164,799		290	88,084	-----	-----	88,374
Issuance of Common Stock for services	-----		-----	95,000		95	332,450	-----	-----	332,545
Issuance of Common Stock options for services	-----		-----	-----		-----	491,337	-----	-----	491,337
Issuance of Common Stock related to reorganization	-----		-----	2,009,000		2,009	227,991	-----	-----	230,000
Interest accrued on notes related to stock subscriptions receivable	-----		-----	-----		-----	118,200	(118,200)	-----	-----
Net loss	-----		-----	-----		-----	-----	-----	(5,382,629)	(5,382,629)
BALANCE AT DECEMBER 31, 2001	-----		-----	11,965,580		11,965	7,509,814	(1,103,200)	(5,382,629)	1,035,950
Issuance of Common Stock and units for cash	-----		-----	589,908		590	1,746,429	-----	-----	1,747,019
Issuance of Common Stock related to Radio Metrix merger	-----		-----	435,000		435	1,522,065	-----	-----	1,522,500
Interest accrued on notes related to stock subscriptions receivable	-----		-----	-----		-----	59,100	(59,100)	-----	-----
Issuance of Common Stock options for services	-----		-----	-----		-----	25,256	-----	-----	25,256
Original issue discount	-----		-----	-----		-----	144,000	-----	-----	144,000
Net loss	-----		-----	-----		-----	-----	-----	(3,581,186)	(3,581,186)
BALANCE AT DECEMBER 31, 2002	-----		-----	12,990,488		12,990	11,006,664	(1,162,300)	(8,963,815)	893,539
Issuance of Common Stock for cash	-----		-----	1,000,003		1,000	2,011,619	-----	-----	2,012,619
Offering costs	-----		-----	500,000		500	637,436	-----	-----	637,936
Conversion of notes payable	-----		-----	635,022		635	449,365	-----	-----	450,000
Original issue discount on notes payable	-----		-----	-----		-----	201,519	-----	-----	201,519
Issuance of Common Stock for services	-----		-----	392,069		393	802,949	-----	-----	803,342
Issuance of Common Stock related to Radio Metrix merger	-----		-----	3,250,000		3,250	9,746,750	-----	-----	9,750,000
Interest accrued on notes related to stock subscriptions receivable	-----		-----	-----		-----	52,536	(52,536)	-----	-----
Settlement of accounts in connection with severance agreements	-----		-----	-----		-----	544,090	923,432	-----	1,467,522
Net loss	-----		-----	-----		-----	-----	-----	(11,738,105)	(11,738,105)
BALANCE AT DECEMBER 31, 2003	-----		-----	18,767,582		18,768	25,452,928	(291,404)	(20,701,920)	4,478,372

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - Continued

							Deficit
							Accumulated
	Convertible				Additional	Stock	During the
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Exercise of Stock Warrants	-----	-----	602,000	602	1,138,143	-----	-----	1,138,745
Exercise of Stock Options	-----	-----	103,750	103	332,084	-----	-----	332,187
Issuance of Convertible Preferred Stock and detachable Warrants for cash, net of costs paid in the form of common stock	22,000	640,360	162,500	163	1,296,477	-----	-----	1,937,000
Non-cash constructive dividend related to beneficial conversion features of Convertible Preferred Stock	-	1,296,640	-	-	-	-	(1,296,640)	-
Conversion of Convertible Preferred Stock into Common Stock	(7,500)	(660,000)	1,500,000	1,500	658,500	-----	-----	-----
Issuance of Common Stock for services	-----	-----	119,075	119	118,956	-----	-----	119,075
Issuance of Common Stock for settlement of cash advances	-----	-----	80,925	81	80,844	-----	-----	80,925
Issuable Common Stock for settlement of related party accrued compensation	-----	-----	300,000	300	194,700	-----	-----	195,000
Gain on related party accrued compensation extinguishment	-----	-----	-----	-----	581,132	-----	-----	581,132
Issuance of Common Stock options for services	-----	-----	-----	-----	34,394	-----	-----	34,394
Issuance of Common Stock Warrants for settlement of royalty contract	-----	-----	-----	-----	91,400	-----	-----	91,400
Interest accrued on notes related to stock subscriptions receivable	-----	-----	-----	-----	19,000	(19,000)	-----	-----
Collections of stock subscriptions receivable	-----	-----	-----	-----	-----	36,500	-----	36,500
Adjustment of stock subscriptions receivable	-----	-----	-----	-----	(20,000)	20,000	-----	-----
Net loss	-----	-----	-----	-----	-----	-----	(3,066,820)	(3,066,820)
BALANCE AT DECEMBER 31, 2004	14,500	$1,277,000	21,635,832	$21,636	$29,978,558	$(253,904)	$(25,065,380)	$5,957,910

The accompanying notes are an integral part of this consolidated statement.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			February 12,
			1997 (Date of
			inception)
			Through
	Years Ended December 31,		December 31,
	2003	2004	2004

Cash flows from operating activities:
Net loss	$(11,738,105)	$(3,066,820)	$(23,768,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Patent impairment	5,517,808	-----	5,517,808
Depreciation and amortization	1,498,925	861,806	2,798,089
Common Stock and options exchanged for services/settlements	1,441,278	244,869	2,623,140
Debt extinguishment gain	-----	(360,000)	(360,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	60,023	(30,045)	(204,100)
Inventories	64,071	184,370	(48,167)
Refundable deposits and other assets	47,352	(56,885)	(83,731)
Accounts payable, trade	(34,418)	(169,449)	90,215
Accrued expenses	42,943	(49,070)	28,952
Deferred revenue	-	-----	300,000
Due to shareholders and officers	881,600	(6,464)	1,453,983
Net cash used in operating activities	(2,218,523)	(2,447,688)	(11,652,551)

Cash flows from investing activities:
Patent acquisition	-	-----	(550,000)
Transaction costs in connection with RMI business combination	-	-----	(121,475)
Purchases of furniture, fixtures and equipment	(7,970)	(46,421)	(233,499)
Net cash used in investing activities	(7,970)	(46,421)	(904,974)

Cash flows from financing activities:
Net change in line of credit	26,000	(149,402)	70
Proceeds from notes payable and redeemable Common Stock, net	350,000	-----	908,000
Payment of notes payable	-----	(470,869)	(470,869)
Collection of stock subscriptions	-----	36,500	36,500
Proceeds from sale of convertible Preferred Stock, net	-----	1,937,000	1,937,000
Proceeds from sale of Common Stock, net	2,012,619	1,470,932	10,507,413
Cash received with combination transaction	-	-----	230,000
Net cash provided by financing activities	2,388,619	2,824,161	13,148,113

Net increase in cash	162,126	330,052	590,588
Cash at beginning of period	98,410	260,536	-----
Cash at end of period	$260,536	$590,588	$590,588

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

					February 12,
					1997 (Date of
					inception)
					through
	Year Ended December 31,				December 31,
	2003		2004		2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest		$55,686		$8,875	$229,162

Notes payable incurred in connection with merger transactions	$	-----	$	-----	$1,300,000

Notes payable canceled in connection with merger transaction	$	-----	$	-----	$337,489

Common Stock issued in connection with merger transaction (3,685,000 shares)		$9,750,000	$	-----	$11,272,500

Due to employees in connection with merger transaction	$	-----	$	-----	$175,000

Accrued expenses assumed in connection with merger transaction	$	-----	$	-----	$50,000

Exchange of liabilities for Common Stock	$	-----		$857,057	$857,057

Common Stock issued representing stock offering commitment (200,000 shares)		$554,000	$	-----	$554,000

The accompanying notes are an integral part of these consolidated statements.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF ORGANIZATION AND BUSINESS

Invisa, Inc., formerly known as “SmartGate, Inc.”, (the “Company” or “Invisa”) is a development stage enterprise that incorporates safety system technology and products into automated closure devices, such as parking gates, sliding gates, overhead garage doors and commercial overhead doors. Invisa has also demonstrated production-ready prototypes of security products for the museum and other markets. The Company has not fully implemented its sales and marketing plan and has, therefore, not emerged from the development stage. The Company, however, is currently manufacturing and selling powered closure safety devices for certain gates. The Company purchased the patents underlying its technology in 1992.

NOTE B - BUSINESS COMBINATIONS

On February 9, 2000, we purchased SmartGate, L.C. (“SmartGate”). The total purchase price for SmartGate was the issuance of 7,743,558 shares of Invisa, Inc. Common Stock to the SmartGate members, which represented approximately 74% of our outstanding Common Stock at that date. SmartGate was the acquirer for accounting purposes and, as such, our operations reflect the operations of SmartGate since its inception.

On February 26, 2002, we acquired RMI (the “Merger”), principally from affiliated parties. We paid the following purchase price for RMI: (i) 3,685,000 shares of restricted Common Stock; (ii) $1,300,000 payable by two promissory notes; (iii) a 7% royalty on all revenue earned from the sale of products based upon the RMI technology other than safety products which constituted the Company’s core business prior to the Merger; and (iv) certain future contingent consideration. In April 2003, the RMI Purchase Agreement was amended whereby the Company agreed to issue 3,250,000 shares of its Common Stock for full satisfaction of the future contingent consideration. In November 2003, the Purchase Agreement was further amended whereby the $1,300,000 notes payable were forgiven. In August 2004, we negotiated the cancellation of the 7% royalty agreement in exchange for 400,000 warrants to purchase Common Stock. As a part of this latter amendment, certain compensation owed to affiliated parties was forgiven.

In December 2004, both of these wholly-owned subsidiaries (SmartGate, L.C. and RMI) were merged into Invisa.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - OPERATING MATTERS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2004 and since the date of inception, the Company has had a net loss applicable to Common Shareholders of $4,363,460 and $25,065,380, respectively. As of December 31, 2004, the Company has not emerged from the development stage, but has working capital of $219,815. Since inception, the Company has financed its operations principally from the sale of equity securities, as the Company has not generated significant revenues from the sales of its products. Continuation of the Company as a going concern is dependent upon additional external funding and, ultimately, a substantial increase in sales volume and achievement of profitable operations. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. In addition, the Company is in licensing fee discussions with potential distributors of the Company’s future security products. While management believes that such financing and licensing sources will be available to the Company, there can be no assurance in that regard. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements as of December 31, 2003 and 2004 include the accounts of Invisa and its wholly owned subsidiaries, SmartGate, L.C. and RMI. All intercompany balances and transactions have been eliminated. Both of the subsidiaries were merged into Invisa in December 2004 (see Note B).

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

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalents at a major commercial bank. Such amounts are in excess of the maximum federally insured amounts.

Accounts Receivable, Major Customer Information and Export Sales

Accounts receivable are due primarily from companies in the gate manufacturing industry located throughout the United States and the United Kingdom. Credit is extended based on an evaluation of the customers’ financial condition and, generally, collateral is not required. Account balances are evaluated for collectability based on the condition of the customers’ credit including repayment history and trends and relative economic and business conditions. Bad debts have not been significant. For the year ended December 31, 2003, a customer located in the United Kingdom accounted for 16% of total Company sales, which represented substantially all of the Company’s export sales. For the year ended December 31, 2004, two domestic customers accounted for 19% and 11% of Company sales (no export sales in 2004).

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a method with approximates the first-in, first-out method.

Furniture, Fixtures and Equipment

Furniture, fixtures, and equipment are depreciated on a straight-line basis over their estimated useful lives, principally five years. Leasehold improvements are amortized over the term of the lease or the estimated useful lives, whichever is shorter. Accumulated depreciation and amortization was $97,597 and $67,878 at December 31, 2003 and 2004, respectively. Depreciation expense was $40,137 and $73,570 for 2003 and 2004, respectively.

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

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue

Sales under fixed price arrangements are recognized as revenue upon shipment of product (when title transfers to the purchaser) and collectability is assured.

In July of 2002, the Company entered into a five-year agreement with Rytec Corporation, whereby Rytec became the exclusive licensee in North America for certain industrial doors. Under the agreement, Rytec paid the Company $300,000 which represents an advance payment to be applied towards the purchase of the first 3,000 units by Rytec. No items have been shipped at December 31, 2004 or 2003 and under the Agreement, the Company and Rytec are continuing to conduct testing and other work to achieve the necessary reliability.

Shipping costs

Shipping and handling costs are included in cost of sales in the accompanying statements of operations.

Research and Development Costs

Research and development costs consist of direct and indirect costs that are associated with the development of the Company’s technology. These costs are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. During the years ended December 31, 2003 and 2004, advertising expense was $62,901 and $0, respectively.

Warranty Costs

The Company warrants its products for ninety days. Estimated warranty costs are recognized in the period product is shipped. However, there have been no significant warranty costs incurred through December 31, 2004, nor are any significant amounts expected to occur subsequently. Accordingly, no warranty liability has been recognized for any period presented.

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, line of credit and notes payable. The carrying amounts of these financial instruments approximate their fair value, due to the short-term nature of these items. The carrying amounts of the line of credit and notes payable approximate their fair value due to the use of market rates of interest.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets or asset groups, including patents, whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related asset may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. At December 31, 2003, the Company recorded an impairment charge of approximately $5,518,000, which was based on the results of a third-party valuation of the patent. The value of the patent will continue to be sensitive to the achievement of forecasted revenue. Accordingly, management will continue to compare its actual to budgeted results during 2005 and will consider unfavorable variances in future impairment analyses.

Earnings per Common Share

Basic and diluted earnings per share are computed based on the weighted average number of Common Stock outstanding during the period. Common Stock equivalents are not considered in the calculation of diluted earnings per share for the periods presented because their effect would be anti-dilutive.

Stock Based Compensation

The Company follows Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123) for non-employees, which establishes a fair value based method of accounting for stock-based compensation plans; however, the Company has elected to account for its employee stock compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, with pro forma disclosures of net earnings and earnings per share as if the fair value based method of accounting defined in SFAS 123 had been applied. The Company amortizes compensation costs related to the pro forma disclosure using the straight-line method over the vesting period of the employees’ Common Stock options.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Had compensation cost for the Company’s stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123, the Company’s net loss and net loss per common share would have been the pro forma amounts indicated below (see also Note M):

	Year Ended December 31,
	2003	2004

Net loss applicable to Common Stockholders, as reported	$(11,738,105)	$(4,363,460)

Add: stock-based employee compensation cost under the fair value based method, net of related tax effects	(1,379,343)	(887,595)

Pro forma net loss applicable to Common Stockholders	$(13,117,488)	$(5,251,055)

Net loss per share-applicable to Common Stockholders basic and diluted:
as reported	$(0.73)	$(0.22)
pro forma	$(0.81)	$(0.26)

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” The statement amends Accounting Research Bulletin (“ARB”) No. 43, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be “so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have any significant impact on the Company’s current financial condition or results of operations.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the opinion that exchanges of Nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for Nonmonetary exchanges of similar productive assets and replaces it change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any impact on the Company’s current financial condition or results of operations.

In December 2004, the FASB revised its SFAS No. 123 (“SAFS No. 123R”), “Accounting for Stock Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after December 15, 2005, with early adoption encouraged. This standard will require the Company to change its method of accounting for employee stock-based compensation from the intrinsic value method prescribed by APB No. 25 to a fair value method in the first quarter of 2006. The new standard will apply to all employee stock option awards granted on January 1, 2006 and thereafter and will also apply to the portion of previously issued (prior to January 1, 2006) employee stock options that vest on January 1, 2006 and thereafter.

NOTE E - INVENTORIES

Inventories consist of the following:

	December 31,
	2003	2004
Finished goods	$12,936	$10,506
Raw materials	219,601	37,661
	$232,537	$48,167

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2003	2004
Accrued compensation and related taxes	$13,933	-----
Accrued interest	33,141	17,607
Other accrued expenses	80,958	61,355
	$128,032	$78,962

NOTE G - LINE OF CREDIT

The line of credit at December 31, 2003, consists of a $150,000 secured working capital line of credit with a bank. Interest was payable monthly at prime plus one percent, or approximately 5.75% at December 31, 2003. A stockholder guaranteed the line of credit. The line of credit matured in July 2004, but was extended until August 2004, at which time the balance of $148,611 was paid and the line of credit terminated.

NOTE H - NOTES PAYABLE TO RELATED PARTIES AND NOTES PAYABLE

Notes payable consist of the following:

December 31,
	2003	2004
Related parties:

Notes payable to principal shareholders and others in connection with RMI acquisition:

Due February 25, 2006; interest at 10% for first 180 days, 15%thereafter, payable monthly	$50,334[1]	$	-----

Due April 25, 2004, as amended; interest at 15% payable monthly	80,535[1]		-----

Other Notes Payable:

Note payable issued in connection with acquisition of patent, due January 8, 2004; interest at 8% payable quarterly; secured by underlying patent	600,000[2]		-----

Other note payable, unsecured, terms to be determined	100,000[1]		-----

	830,869		-----
Less current maturities	(780,535)		-----
	$50,334	$	-----

1.    During 2004, $230,869 of these notes were paid.
2.    In January 2004 the Company negotiated a reduction in this liability from $600,000 to $250,000 which amount was paid.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - DUE TO SHAREHOLDERS AND OFFICERS

Due to shareholders and officers consists principally of amounts accrued in connection with severance agreements amounts payable to two principal shareholders. The amounts payable are non-interest bearing (see Note O).

NOTE J - ACQUIRED INTANGIBLE ASSETS

The following summarizes the carrying amounts of acquired intangible assets and related amortization.

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Balance, December 31, 2002	$3,960,975	$319,600	$3,641,375

Additional patent costs in April 2003 from issuance of 3,250,000 shares	9,750,492	-----	9,750,492
Amortization expense for the year ended December 31, 2003	-----	1,174,059	1,174,059
Impairment charge	(5,517,808)	-----	(5,517,808)

Balance, December 31, 2003	8,193,659	1,493,659	6,700,000

Amortization expense for the year ended December 31, 2004	-----	788,236	788,236

Balance, December 31, 2004	$8,193,659	$2,281,895	$5,911,764

The Company is amortizing the cost of the patent over a ten-year period, which is the remaining life of the patent. Amortization expense for each of the five years ending December 31, 2009 would be approximately $800,000 annually. As described in Note D, the Company recorded an impairment charge to the patent of approximately $5,518,000 in 2003.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	December 31,
	2002	2003
Numerator:
Net loss applicable to Common Stockholders	$(11,738,105)	$(4,363,460)

Denominator:
For basic loss per share - weighted average shares	16,173,841	19,899,052
Effect of dilutive securities - stock options	-----	-----
For diluted loss per share	16,173,841	19,899,052

Net loss per share - applicable to Common Stockholders basic and diluted	$(0.73)	$(0.22)

Options and warrants to purchase 7,238,931 and 5,511,013 shares of Common Stock as of December 31, 2003 and 2004 are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive.

NOTE L - COMMON STOCK

On January 3, 2003, the Company’s shareholders approved an increase in the Company’s authorized stock to 100,000,000 shares, consisting of 95,000,000 Common Stock and 5,000,000 Preferred Stock; rights and preferences of the Preferred Stock are to be set by the Board of Directors. This authorization was reflected in the Company’s financial statements at December 31, 2003.

During the year ended December 31, 2004, the Company issued 602,000 and 103,750 shares of Common Stock in connection with the exercise of warrants and options for cash of $1,138,745 and $332,187, respectively. Additional stock transactions are discussed below.

In September 2004, the Company completed the following financing transactions:

   Issuance of 22,000 shares of Series A Convertible Preferred Stock in the face amount of $2,200,000 for $1,937,000 (net of $263,000 transaction expenses) which was paid in the respective amounts of $1,158,200 at closing and $778,800 upon the filing of a Registration Statement for the underlying Common Stock into which the Preferred Stock may be converted and the shares underlying the Warrants described below.
   Issuance of Detachable Warrants to acquire up to 1,500,000 shares of the Company’s Common Stock at $1.00 per share. The Warrants expire on August 16, 2007.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - COMMON STOCK - Continued

  In addition to the transaction costs referred to above, the Company granted 162,500 shares of Common Stock and Detachable Warrants to acquire up to 162,500 shares of the Company’s Common Stock at $1.00 per share to a broker. The term of the Warrants is three years.
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
The Company cancelled $776,132 in accrued compensation to certain directors, officers and former employees in exchange for 300,000 shares of Common Stock to be issued between June 1, 2005 and January 20, 2006, and the cancellation of the seven percent (7%) royalty agreement in exchange for Warrants to acquire up to 400,000 shares of the Company’s Common Stock at a price of $1.75 per share. The Warrants expire in five years. The Company accounted for the value of the warrants (which totaled $91,400) by a charge to expense and a corresponding credit to additional paid-in capital. The cancellation of the $776,132 accrued compensation resulted in an extinguishment gain of $581,132. As the gain was with related parties, it was credited to additional paid-in capital.

In September 2004, the Company issued 1,500,000 shares of Common Stock in connection with the conversion of $750,000 of the Convertible Preferred Stock at $0.50 per common share.

In September 2004, the Company issued 80,925 shares of Common Stock at $1.00 per share for cancellation of cash advances previously made to the Company. In addition, 119,075 shares of Common Stock were issued at $1.00 per share in connection with settlement for services provided to the Company.

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

During the year 2003, the Company entered into the following equity related transactions:

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - COMMON STOCK - Continued

For the period January through December 2003, the Company sold 1,000,003 shares of Common Stock at prices ranging from $1.07 to $3.00 per share aggregating $2,012,619, net of transaction costs. These transactions and other non-cash equity transactions are summarized below.

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

In April 2003, the Company approved the issuance of 500,000 shares of Common Stock to a third party. The shares were granted in recognition of past performance associated with Common Stock private placement offerings and in contemplation of continued involvement by this advisor in future fund raising activities. A total value of $1,500,000 was recognized as additional paid in capital associated with this issuance of Common Stock. Based on expected future proceeds from Common Stock offerings ($5 million), the Company recorded deferred offering costs of $937,000, as a reduction to stockholders’ equity associated with these shares. The deferred offering costs were being amortized as a reduction to additional paid-in capital based on capital raised in respective periods. At December 31, 2003, the deferred offering cost balance of $637,936 was written off to expense, as the amount of capital raised during 2003 was significantly less than anticipated. In August 2003, the Company reduced the exercise price from $3.50 per share to $2.00 per share for 500,000 options to purchase Common Stock granted to the third party. The revaluation of these options had no impact on the Company’s financial statements, as the options were granted in recognition of past performance associated with Common Stock private placement offerings. Of the $1,500,000, approximately $638,000 is included as expense in 2003. The remaining $862,000 is included as offering costs in 2003.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - COMMON STOCK - Continued

In October 2002, the Company borrowed $200,000 from a non-affiliated party. All principal and interest were payable on February 28, 2003, subject to extension to April 28, 2003, upon the issuance of a four-year option to purchase an additional 50,000 shares at $1.00 per share, which was recorded as original issue discount in 2002. The extension option was issued and the loan was extended to April 2003. The maturity of the loan was extended further and, in May 2003, the loan was increased by $100,000. In October 2003, the Company issued 500,000 shares of Common Stock to Daimler Capital Partners, Ltd. (“Daimler”). These shares were collateralizing the note payable to Daimler and were issued in repayment of $200,000 of this note. The $100,000 loan portion was settled in August 2004 for $90,000 cash.

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

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - COMMON STOCK - Continued

In June and July 2003, the Company sold 350,500 Units at $2.00 per Unit, each Unit consisting of one share of the Company’s Common Stock and one warrant to purchase one additional share at an exercise price of $2.00 per share, and one additional share at an exercise price of $3.00 per share, and one additional share at an exercise price of $4.00 per share. The warrants are exercisable until June 30, 2005. As payment of the placement fee, the Company issued a placement agent 45,500 of its $2.00 Units with each unit containing the same number of warrants at exercise prices of $2.00, $3.00 and $4.00 per share, respectively. The placement agent was also the purchaser of 50,500 of the $2.00 Units as part of the 350,500 Units. In August 2003, the Company also granted an option to purchase 100,000 shares of Common Stock at an exercise price of $3.00 to the placement agent. The options were granted in recognition of the successful fund raising activities and are exercisable until August 2006.

In July 2003, the Company engaged Source Capital Group, Inc., as Invisa’s non-exclusive financial advisor, primarily to assist Invisa in raising additional capital. Invisa issued 5,000 shares of Common Stock to Source Capital Group, Inc. as a retainer. The Company also issued 6,000 shares to two other parties in connection with assisting the Company in raising additional capital. The Company valued the shares at $2.00 and $3.00 per share, respectively, for financial reporting purposes.

In July 2003, the Company agreed to issue to Hawk Associates, Inc., the Company’s domestic investor relations representative, 37,000 shares of Common Stock in payment of $75,000 cash fees, which had accrued under the Company’s agreement with Hawk Associates, Inc.

In September 2003, the Company issued 20,000 shares of Common Stock to Fusion Capital Fund II, LLC (“Fusion”) as compensation for expected future capital raising activities. The Company also entered into an agreement with Fusion under which Fusion would provide an equity line of credit subject to the Company filing a registration statement. The agreement also required the Company to issue 200,000 shares of the Company’s Common Stock to Fusion as a fee, subject to a holding period before Fusion can sell the shares. The Company has recorded the issuance of this stock at $2.77 per share and charged the total amount to expense. In December 2003, the Company terminated this agreement.

During 2003, the Company issued 327,698 shares of Common Stock at prices ranging from $1.07 to $3.00 per share related to the exercise of Common Stock options. The Company received cash proceeds of $662,786.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - STOCK OPTIONS

In July 2000, the Company established a stock compensation plan (the “2000 Plan”), which provides for the granting of options to purchase the Company’s Common Stock to employees, directors, consultants and advisors who have rendered, are rendering, or expected to continue to render services to the Company. The options granted are subject to a vesting schedule as set forth in each individual option agreement. The 2000 Plan provides for a maximum of 1,500,000 shares of Common Stock of the Company to be issued. The 2000 Plan shall terminate upon the earlier of (i) September 1, 2010, or (ii) the date on which all shares available for issuance under the 2000 Plan shall have been issued. Options totaling 1,200,000 were issued under the Plan ranging in price from $3.00 to $5.32 per share; of these 9,998 were cancelled. In December 2001, the Company’s Board closed the 2000 Plan. In November and December 2004, unexercised options for a total of 540,002 shares with prices ranging from $3.00 to $5.32 were returned to the Company.

In 2002, the Company adopted a stock compensation plan (the “2002 Plan”). Under the 2002 Plan, the Company has reserved an additional 1,500,000 shares of Common Stock eligible for current and prospective employees, consultants, and directors. The options granted are subject to a vesting schedule as set forth in each individual option agreement. During the year ended December 31, 2002, the Company granted 1,130,000 Common Stock options under the 2002 Plan. The 2002 Plan shall continue until the earlier of (i) its termination by the Board; or (ii) the date on which all shares of Common Stock available for issuance under the 2002 Plan have been issued and all restrictions on such shares under the terms of the 2002 Plan and the agreements evidencing options granted under the 2002 Plan have lapsed; or (iii) ten years from its effective date. In January 2003, the Company’s Board closed the 2002 Plan. In November and December 2004, unexercised options for a total of 425,000 shares with prices ranging from $3.50 to $5.15 were returned to the Company.

In January 2003, the Company adopted a stock compensation plan (the “2003 Plan”) with terms identical of its 2002 Plan, which provides for a maximum of 1,500,000 shares of Common Stock to be issued. On May 13, 2003, an option for 80,000 shares was granted under the Plan at $3.00 per share and with a term of seven years. Vesting is at 5,000 shares per quarter beginning June 30, 2003. In addition, an additional 1,400,000 shares were granted under the Plan. In November and December 2004, unexercised options for a total of 1,470,000 shares with prices ranging from $3.00 to $3.41 were returned to the Company.

In connection with the issuance of 396,000 shares in June and July 2003 (see Note L), the Company granted warrants to acquire 896,000 common shares at $2.00, $3.00 and $4.00 per share, respectively. The warrants are fully vested and exercisable until August 2006. In August 2004, as an inducement to encourage exercise of these warrants, the exercise price of the warrants was reduced to $1.00 per share.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - STOCK OPTIONS- Continued

In July 2003, the Company entered into a Consultant Agreement with National Financial Communications Corporation, also referred to as OTC Financial Network, a Massachusetts corporation, to assist the Company in public relations and shareholder communications. Under this Consulting Agreement, Invisa granted National Financial Consulting Corporation options to purchase 25,000 shares of Invisa Common Stock at $3.00 per share, 25,000 shares of Invisa Common Stock at $3.50 per share, 25,000 shares of Invisa Common Stock at $4.00 per share, and 25,000 shares of Invisa Common Stock at $4.50 per share, all of which are vested. The options may be exercised for a period of three years following the termination of the Agreement. The Agreement has a six-month term, which may be extended for an additional three months if the Company approves such extension. Either party, upon 15 days’ notice, may terminate the Agreement.

In May 2004, the Company’s shareholders approved the adoption of the 2003-A Employee, Director, Consultant and Advisor Stock Compensation Plan which provides for the reservation of 3,500,000 shares of the Company’s Common Stock. This Plan also retained all provisions of the 2002 Plan. A total of 1,610,000 options were granted under the 2003-A Plan at exercises prices ranging from $3.00 to $3.35 per share. In November and December 2004, unexercised options for a total of 2,270,000 shares were returned to the Company.

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

During the year ended December 31, 2003, the Company granted 1,513,000 Common Stock options that were outside the January and October 2003 Plans. At the grant date, the exercise price of the options was equal to the market price.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - STOCK OPTIONS- Continued

Activity with respect to all stock options is summarized as follows, including 83,750 warrants associated with the $4.00 unit offering:

	Options Outstanding
	Shares	Range of Exercise Prices	Weighted-average Option price per share
Balance at December 31, 2002	3,621,129	$1.00-7.25	$3.19

Options granted	3,993,000	$1.00-4.50	$3.22
Options exercised	(327,698)	$1.07-3.00	$2.07
Options canceled	(47,500)	$3.50-7.25	$4.49
Balance at December 31, 2003	7,238,931	$1.00-7.25	$3.14

Options granted	3,698,500	$1.00-1.75	$1.51
Options exercised	(705,750)	$1.00-3.25	$1.80
Options canceled	(4,720,668)	$2.00-5.32	$2.99
Balance at December 31, 2004	5,511,013	$1.00-7.25	$1.88

The range of exercise prices, shares, weighted-average remaining contractual life and weighted-average exercise price for the options outstanding at December 31, 2004 is presented below:

Range of Exercise prices	Shares	Weighted-average Remaining Contractual life	Weighted-average Exercise price
$1.00-2.00	3,775,804	2.22 years	$1.12
$2.76-4.00	1,634,334	3.23 years	$3.40
$4.27-7.25	100,875	3.03 years	$5.68

The range of exercise prices, shares and weighted-average exercise price for the options exercisable at December 31, 2004 are presented below:

Range of Exercise prices	Shares	Weighted average Exercise price
$1.00-2.00	3,704,136	$1.10
$2.76-4.00	1,607,668	$3.41
$4.27-7.25	75,875	$5.16

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - COMMITMENTS AND CONTINGENCIES

For pro forma disclosure purposes (see Note D), the fair value of the options granted in 2003 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the above years:

	2003	2004
Dividend yield	0.00%	0.00%
Expected volatility	50.00%	50.00% - 68.00%
Risk free interest rates	3.00%	3.00%
Expected lives	3 years	3 years

The weighted-average grant date fair value for options granted during 2003 and 2004 was approximately $1.21 and $1.51.

Operating Leases

Prior to June 2002, the Company subleased its manufacturing and office space under an operating sublease agreement from a shareholder. In June 2002, the Company entered into a new two-year lease for its existing facility at an annual lease payment of $103,200 (“New Lease”). This New Lease is with an unrelated party. The lease has an option to purchase the premise during the term at $836,000. In March 2002, the Company entered into a two-year lease for additional facilities at an approximate annual lease payment of $97,200. The lease has an option to purchase the premise at $698,000 during year one and $750,000 during year two. During 2003 the Company abandoned this facility and accrued for the remaining lease payment at December 31, 2003. In late January 2005, the Company terminated the June 2002 lease and moved to a new leased facility. The new lease has a five-year term, annual lease payments of approximately $50,000 and two renewal options.

Employment Agreements

Effective November 2003, the Company entered into a three-year employment agreement with its President and CEO for an annual salary of $195,000 plus usual and customary benefit and severance terms.

Legal and Other Matters

The Company is, from time to time, subject to litigation related to claims arising out of its operations in the ordinary course of business. The Company believes that no such claims should have a material adverse impact on its financial condition or results of operations.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - RELATED PARTY TRANSACTIONS

Restructuring

In November 2003, the Company and two principal shareholder/officers (“shareholders”) entered into agreements (“Agreements”) to forgive and restructure certain notes receivable, certain stock subscriptions and related interest receivable, notes and related interest payable, and other amounts due the shareholders. Under the agreements, the following occurred:

Forgiveness by the Company of two notes receivable from Shareholders totaling $146,310.

Forgiveness by the Company of stock subscriptions receivable and accrued interest from the Shareholders totaling $923,432.

Forgiveness by the Shareholders of notes payable of $1,169,131 and accrued interest of $130,600 by the Company.

Forgiveness by the Shareholders of certain compensation amounts owed to them totaling $416,963.

In connection with these agreements, the Company recognized additional paid-in capital of approximately $544,000 during the fourth quarter of 2003. In addition to the amounts forgiven, the shareholders agreed to allow approximately $338,000 of their accrued compensation to be paid on a contingent basis, as described below.

Effective February 2000, the Company had entered into five-year employment agreements with the two Stockholders, which provided for each of them to receive an annual salary of $150,000 ($30,000 of which was deferred), an ongoing monthly bonus of $2,000, an annual car allowance of $8,500, and other fringe benefits. The amounts charged to expense for each of the two shareholders under these employment agreements approximated $286,000 in 2003 and $12,500 in 2004. Under the 2003 Restructuring Agreements, compensation ceased for one of the Stockholders as of September 30, 2003 and, as of January 31, 2004 for the other Stockholder. The employment agreements also terminated on those respective dates.

At December 31, 2003, the Company owed the Stockholders approximately $454,000 of accrued compensation. Approximately $338,000 of this compensation was to be paid to the Stockholders depending on the Company achieving certain equity funding amounts ranging from $500,000 to $4,000,000. The Company has agreed to pay certain tax liabilities, if any, which may be incurred by the principal Stockholders in connection with these transactions. At December 31, 2003, included in “Due to Shareholders and Officers” is the above $454,000, as well as approximately $250,000 in accrued payroll. In September 2004 these amounts were settled in exchange for stock to be issued (see Note L).

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - RELATED PARTY TRANSACTIONS (continued)

In 2004, the Company cancelled $776,132 of accrued compensation due to certain directors, officers and former employees in exchange for 300,000 shares of common stock.

NOTE P - INCOME TAXES

Deferred taxes are recorded for all existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the years ended December 31, 2003 or 2004.

Reconciliation of the federal statutory income tax rate of 34.0% to the effective income tax rate is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2004

Federal statutory income tax rate	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	( .5)%	(3.5)%
Deferred tax asset valuation allowance	37.5%	37.5%
	-0-%	-0-%

Deferred tax asset and liability components were as follows:

	December 31, 2003		December 31, 2004
Deferred tax assets:
Compensation payable		$263,853	$	-----
Net operating loss		4,404,294		5,475,407
Basis difference for C
Corporation conversion		172,794		157,429
Other		129,750		156,308
		4,970,691		5,789,144
Deferred tax liabilities:
Patent		1,942,875		1,647,199
Net deferred tax assets		3,027,816		4,141,945
Less valuation allowance		(3,027,816)		$(4,141,945)

Net deferred income taxes	$	-----	$	-----

The deferred tax valuation allowance was determined based on the development stage status of the Company and the historical losses incurred since inception.

As of December 31, 2004, the Company had net operating loss carryforwards for Federal and State income tax purposes totaling $14,600,000, which expire beginning in 2020.

