Form 10QSB
period 2005-03-31
INVISA INC
filed 2005-05-23
CIK 1172706

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934:

For the quarterly period ended March 31, 2005.

☐	Transition report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934:

For the transition period from: _____________________________ to _____________________________.

Commission File Number 000-50081

Invisa, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

65-1005398

(I.R.S. employer identification number)

6935 15th Street East, Suite 120
Sarasota, Florida 34243

(Address of principal executive offices)

(941) 355-9361

(Issuer’s telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Invisa was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒    No    ☐

The Issuer had 21,432,606 shares of Common Stock issued and outstanding as of March 31, 2005.

Invisa, Inc.
Form 10-QSB
Table of Contents

Part I. Financial Information

Item 1. Financial Statements

Invisa, Inc.
(A Development Stage Enterprise)
Consolidated Balance Sheet

	December 31, 2004	March 31, 2005 (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$590,588	$130,857
Accounts receivable	57,506	45,420
Inventories	48,167	38,865
Prepaid expenses and other	19,731	27,159
Total current assets	715,992	242,301

Furniture, fixtures and equipment, net	62,331	64,204
Patent, net	5,911,764	5,714,705
Restricted funds, cash	64,000	164,315
Total assets	$6,754,087	$6,185,525

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$90,215	$62,261
Accrued expenses	78,962	101,159
Due to shareholders and officers	327,000	337,000
Total current liabilities	496,177	500,420

Deferred revenue	300,000	225,000

Stockholders’ equity:
Series A Convertible Preferred Stock, 5,000,000 shares authorized, $.001 par value, 14,500 shares issued and outstanding	1,277,000	1,277,000
Common Stock, 95,000,000 shares authorized, $.001 par value, 21,635,832 and 21,432,606 shares issued and outstanding respectively	21,636	21,733
Additional paid-in capital	29,978,558	30,012,211
Stock subscriptions receivable	(253,904)	(257,654)
Deficit accumulated during the development stage	(25,065,380)	(25,593,185)
Total stockholders’ equity	5,957,910	5,460,105
Total liabilities and stockholders’ equity	$6,754,087	$6,185,525

The accompanying notes are an integral part of these statements.

Invisa, Inc.
(A Development Stage Enterprise)
Consolidated Statement of Operations
(Unaudited)

			February 12, 1997
			(Date of Inception)
	Three Months Ended March 31,		Through March 31,
	2004	2005	2005

Net sales	$50,649	$138,678	$1,096,744
Cost of goods sold	33,013	45,174	619,049
Gross profit	17,636	93,504	477,695

Research and development costs	86,292	66,153	3,400,707
Selling, general and administrative expenses	881,703	556,440	15,393,658
Impairment of patent	-----	-----	5,517,808

Loss from operations	(950,359)	(529,089)	(23,834,478)
Other income (expense)
Interest income (expense), net	(8,052)	1,284	(822,067)
Debt extinguishment gain	350,000	-----	360,000

Loss before income tax	(608,411)	(527,805)	(24,296,545)
Income tax	-----	-----	-----

Net loss	(608,411)	(527,805)	(24,296,545)

Non-cash constructive dividend related to beneficial conversion features of Convertible Preferred Stock	-----	-----	(1,296,640)

Net loss applicable to Common Stockholders	$(608,411)	$(527,805)	$(25,593,185)

Net loss per share applicable to Common Stockholders:
Basic and diluted	$(0.03)	$(0.02)

Weighted average Common Stock shares outstanding
Basic and diluted	19,011,016	21,647,730

The accompanying notes are an integral part of these statements.

Invisa, Inc.
(A Development Stage Enterprise)
Consolidated Statement of Stockholders’ Equity (Deficit)
(Unaudited)

							Deficit
							Accumulated
	Convertible				Additional	Stock	During the
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

Balance at December 31, 2004	14,500	$1,277,000	21,635,832	$21,636	$29,978,558	$(253,904)	$(25,065,380)	$5,957,910
Issuance of Common Stock for services	-----	-----	96,774	97	29,903	-----	-----	30,000
Interest accrued on notes related to stock subscriptions receivable	-----	-----	-----	-----	3,750	(3,750)	-----	-----
Net loss	-----	-----	-----	-----	-----	-----	(527,805)	(527,805)
Balance at March 31, 2005	14,500	$1,277,000	21,732,606	$21,733	$30,012,211	$(257,654)	$(25,593,185)	$5,460,105

The accompanying notes are an integral part of this statement.

Invisa, Inc.
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows
(Unaudited)

			February 12, 1997
			(Date of Inception)
	Three Months Ended March 31,		Through March 31,
	2004	2005	2005

Cash flows from operating activities:
Net loss	$(608,411)	$(527,805)	$(24,296,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Patent impairment	-----	-----	5,517,808
Depreciation and amortization	207,767	200,533	2,998,622
Common Stock and options exchanged for services and other expenses	-----	30,000	2,653,140
Debt extinguishment gain	(350,000)	-----	(360,000)
Changes in operating assets and liabilities:
Accounts receivable	851	12,086	(192,014)
Inventories	9,658	9,302	(38,865)
Prepaid expenses and other assets	(40,537)	(107,743)	(191,474)
Accounts payable, trade	(93,708)	(27,954)	62,261
Accrued expenses	(49,500)	22,197	51,149
Deferred revenue	-----	(75,000)	225,000
Advance from related party	(64,960)	-----	-----
Due to shareholders and officers	(91,927)	10,000	1,463,983
Net cash used in operating activities	(1,080,767)	(454,384)	(12,106,935)

Cash flows from investing activities:
Patent acquisition	-----	-----	(550,000)
Transaction costs in connection with RMI business combinations	-----	-----	(121,475)
Purchases of furniture, fixtures and equipment	-----	(5,347)	(238,846)
Net cash used in investing activities	-----	(5,347)	(910,321)

Cash flows from financing activities:
Net change in line of credit	(759)	-----	70
Payment of notes payable	(172,500)	-----	(470,869)
Collection of stock subscriptions	-----	-----	36,500
Proceeds from sale of Convertible Preferred Stock, net	-----	-----	1,937,000
Proceeds from notes payable and redeemable Common Stock	-----	-----	908,000
Proceeds from sale of Common Stock, net	1,017,047	-----	10,507,412
Cash received with combination transaction	-----	-----	230,000
Net cash provided by financing activities	843,788	-----	13,148,113

Net increase (decrease) in cash	(236,979)	(459,731)	130,857

Cash at beginning of period	260,536	590,588	-----

Cash at end of period	$23,557	$130,857	$130,857

The accompanying notes are an integral part of this statement

Invisa, Inc.
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows - Continued
(Unaudited)

					February 12, 1997
					(Date of Inception)
	Three Months Ended March 31,				Through
	2004		2005		March 31, 2005
Supplemental disclosure of cash flows information
Cash paid during the period for interest		$14,615	$	-----	$241,162

Notes payable incurred during the period:
In connection with merger transactions	$	-----	$	-----	$1,300,000

Notes payable canceled in connection with merger transaction	$	-----	$	-----	$337,489

Common Stock issued representing Common Stock offering costs	$	-----	$	-----	$1,819,665

Common Stock issued in connection with merger transaction
(3,685,000 shares)	$	-----	$	-----	$11,272,500
Due to employees assumed in connection with merger transaction	$	-----	$	-----	$175,000
Accrued expenses assumed in connection with merger transaction	$	-----	$	-----	$50,000
Gain on liquidation of related party accrued compensation in exchange for issuance of Common Stock	$	-----	$	-----	$581,132

The accompanying notes are an integral part of these statements.

Invisa, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-02 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Invisa, Inc. for the year ended December 31, 2004. When used in these notes, the terms “Company”, “we,” “us” or “our” mean Invisa, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Invisa, Inc. (the “Company” or “Invisa”) is a development stage enterprise that incorporates safety system technology and products into automated closure devices, such as parking gates, sliding gates, overhead garage doors and commercial overhead doors. Invisa has also demonstrated production-ready prototypes of security products for the museum and other markets. The Company has not fully implemented its sales and marketing plan and, therefore, has not emerged from the development stage. The Company, however, is currently manufacturing and selling powered closure safety devices for certain gates. The Company purchased the patents underlying its technology in 1992.

Note B - Operating Matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2005 and since the date of inception, the Company has had a net loss applicable to Common Shareholders of $527,805 and $25,593,185, respectively. As of March 31, 2005, the Company has not emerged from the development stage and has working capital of $(258,119). Since inception, the Company has financed its operations principally from the sale of equity securities, as the Company has not generated significant revenues from the sale of its products. Continuation of the company as a going concern is dependent upon additional external funding and, ultimately, a substantial increase in sales volume and achievement of profitable operations. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from licensing agreements, until such time that funds provided by operations are sufficient to fund working capital requirements. In addition, the Company is in licensing fee discussions with potential distributors of the Company’s future security products. While management believes that such financing and licensing sources will be available to the Company, there can be no assurance in that regard. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. (See Note H-Subsequent Events for additional liquidity information.)

Note C - Critical Accounting Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

Patents - The patent for the Company’s underlying technology is amortized on a straight-line method over 10 years, which represents the estimated life of the patent.

Note D - New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” The statement amends Accounting Research Bulletin (“ARB”) No. 43, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be “so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issued date of the statement. The adoption of SFAS No. 151 is not expected to have any significant impact on the Company’s current financial condition or results of operations.

In December 2004, the FASB issued SFAS no. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets. The adoption of SFAS No. 153 is not expected to have any impact on the Company’s current financial condition or results of operations.

In December 2004, the FASB revised SFAS No. 123 (“SAFS No. 123R”), “Accounting for Stock Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95. “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after December 15, 2005 with early adoption encouraged. This standard will require the Company to change its method of accounting for employee stock-based compensation from the intrinsic value method prescribed by APB No. 25 to a fair value method in the first quarter of 2006. The new standard will apply to all employee stock option awards granted on January 1, 2006 and thereafter and will also apply to the portion of previously issued (prior to January 1, 2006) employee stock options that vest on January 1, 2006 and thereafter.

Note E - Stock Based Compensation

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

Had compensation cost for the Company’s stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123, the Company’s net loss and net loss per common share would have been the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2005

Net loss applicable to Common Stockholders, as reported	$(608,411)	$(527,805)

Add: stock-based employee compensation cost under the fair value based method, net of related tax effects	(168,006)	(0.00)

Pro forma net loss applicable to Common Stockholders	$(776,417)	$(527,805)

Net loss per share-applicable to Common Stockholders basic and diluted:
As reported	$(0.03)	$(0.02)
Pro forma	$(0.04)	$(0.02)

Note F - Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2004	2005
Numerator:
Net loss applicable to Common Stockholders	$(608,411)	$(527,805)

Denominator:
For basic loss per share - weighted average shares	19,011,916	21,647,730
Effect of dilutive securities - stock options	-----	-----
For diluted loss per share	19,011,916	21,647,730
Net loss per share - applicable to Common Stockholders basic and diluted	$(0.03)	$(0.02)

Options and warrants to purchase 3,628,929 and 5,511,013 shares of Common Stock as of March 31, 2004 and 2005 are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive.

Note G - Stockholders’ Equity

In February 2005, the Company issued 96,774 shares of Common Stock in payment of services performed, $30,000.00, by a vendor.

Note H - Subsequent Events

In April 2005, the Company learned that required financing which was being negotiated would not be timely available on acceptable terms. As a result, the Company experienced a disruption in available financing and an unanticipated severe cash shortage, which is reflected in our current cash position of approximately $600. In an effort to manage to our cash position while acceptable financing is being pursued, the Company terminated the employment of its president and chief financial officer and the balance of its employees resulting in severance payments. The Company continues to operate at reduced levels using consulting relationships with certain prior employees and shareholders.

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

Plan of Development

The recorded value for the patent underlying the Company’s technology was appraised by an independent business valuation specialist in a report dated March 23, 2004. As a result, the Patent was reported at December 31, 2003 with a net value of $6,700,000. The patent is being amortized on a straight line basis with a quarterly non-cash expense of $197,059 through June 30, 2012.

In line with our financing plans, Invisa raised $2.2 million in a funding transaction completed September 2004. We sought this round of capital to provide the Company with funds to support our business plan. Upon completion of this funding, Invisa, for the first time in two years, had positive working capital and nominal debt, positioning the Company to focus on implementing its business plan. In April 2005, we experienced a severe Cash Shortage which is discussed under Liquidity and Capital Resources.

In mid-2004 we started to manufacture the 4th generation “digital” SmartGate product. This product is easier to install, more compact, more reliable and significantly less expensive to produce than earlier generations of SmartGate products. We believe this product will receive widespread customer acceptance.

A major emphasis of our business plan is to sell to major manufacturers and suppliers of powered closure devices. In an important first step towards achieving that objective, we shipped in October 2004 the first 50 units of a 1,000 unit order to Magnetic Automation. Magnetic Automation is a major manufacturer and supplier of parking barrier gates in North America. The order is the largest the Company has received to date and is significant not only for its size, but also because Magnetic Automation is a highly respected leader in its industry. We believe that the current Cash Shortage is having a significant negative influence on our sales and our relationships with major customers. Assuming the Cash Shortage is resolved, we believe that this negative influence may be short term in nature and effect.

As part of our efforts to develop the security applications of our technology, we presented a case study to the International Association of Museum Facilities Administrators in Boston in 2004. We highlighted and demonstrated a museum installation of our security sensors and, as a result, established valuable contacts within the museum security sector.

During the quarter we sought to improve our efficiency by lowering our overhead and reducing product costs. Our efficiency efforts were further impacted by the Cash Shortage experienced in April 2005, which resulted in a termination of employees as discussed under Liquidity and Capital Resources. In first quarter 2005, we moved into a new facility with significantly lower monthly costs than the prior facilities. The interior space has been constructed to our specifications, increasing our efficiency while allowing room for growth and providing ample space for demonstrating the product line. To further reduce product costs, we negotiated the termination of two royalty obligations in 2004 (particularly important as we expand into the security market) and have outsourced the manufacture of our 4th generation product line.

As we roll out our 4th generation product, we are developing a new 5th generation sensor platform. This platform will feature tighter, system-level integration with added features at a much lower cost. Consequently, we believe the new 5th generation product will achieve significantly greater market acceptance.

Liquidity and Capital Resources

Since inception, we have incurred significant net losses and $12,106,935 of negative operating cash flows which we have financed largely from the sale of Common and Preferred Stock. From inception through March 31, 2005 we raised cash of approximately $12,474,000 net of issuance costs, principally through private placements of common and preferred stock financings. At March 31, 2005, we had cash and cash equivalents totaling $130,857 which were unrestricted and $164,315 which funds were restricted to use for severance obligations which obligations and restrictions are currently being evaluated. We have only nominal cash on hand as of the date hereof.

From inception, February 12, 1997, through March 31, 2005, we focused on technology and product development. The estimated dollar amount spent during this period on Company sponsored research and development was $3,400,707, including $86,292 and $66,153 for the three months ended March 31, 2004 and 2005 respectively. The Company continues to engage in significant product development activities. Because of the Company’s losses, limited capital, and ongoing product development expenses, Footnote C of the Company’s consolidated financial statements and the accompanying Report of Independent Registered Public Accountants report as of December 31, 2004 states that substantial doubt exists regarding the Company’s ability to continue as a going concern.

The $3,400,707 of direct research and development expenses incurred from inception through March 31, 2005 have been directed principally toward development of our InvisaShield technology and safety products, and to a lesser extent our security products. Management estimates that sixty (60%) percent was expended towards the development of core presence-sensing technology, twenty (20%) percent expended in miniaturization of circuitry, fifteen (15%) percent in design and development of safety products, and five (5%) percent in design and development of security sector products.

During 2004, the Company sold 705,750 shares of Common Stock for cash approximating $1,471,000 (principally from the exercise of warrants) and in September 2004, the Company completed a financing transaction in which it raised approximately $1,937,000, net of transaction expenses, via shares of Preferred Stock. Upon completion of the Preferred Stock offering, the Company liquidated approximately $800,000 due related parties and liquidated liabilities to unrelated parties approximating $200,000 through issuance of Common Stock or Common Stock Warrants. The Company negotiated the settlement of the SDR Metro, Inc. obligation from the contractual amount of $600,000 to a restructured amount of $250,000. In August of 2004, the Company paid off a bank line of credit approximating $149,000 and then discontinued the bank line. In February 2005, we issued 96,774 shares of Common Stock in payment of an approximately $30,000 account payable due to a vendor. In April 2005, we borrowed $50,000 which we used to pay severance to employees then being terminated. The Note was due in full on April 20, 2005, and required interest at 12% per annum secured by all of our assets other than our intellectual property. Effective on May 12, 2005, we entered into an oral forbearance arrangement which scheduled payments under the Note at the rate of $5,000 per week. The current principal of the Note is approximately $35,000. We are current in all payments required by the forbearance arrangement.

In April 2005, we learned that planned financing being primarily negotiated by our then president would not be timely available on acceptable terms. As a result, we experienced an unanticipated severe cash shortage as reflected in our current cash position of approximately $600 (we referred to this event as our “Cash Shortage”). In an effort to manage to this Cash Shortage event, we terminated the employment of our president and chief financial officer, who were our two highest paid employees who we do not plan to rehire. We also terminated the employment of the balance of our employees, including our chief technology officer and our chief operations officer, who we consider to be key employees. We hope to rehire certain prior employees including our terminated key employees. Certain of our terminated employees, including our prior chief operations officer, are providing services on an interim basis as consultants. Certain of our larger stockholders are also providing services. While our operations are at a reduced level, we continue to produce product, fill and deliver orders and make sales. Additionally, we are pursuing potential long term opportunities for product marketing and development.

To finance planned operations through at least the next twelve months, we will continue to depend upon our ability to access debt or equity financing. The current Cash Shortage event was not fully anticipated as we believed that financing would be available on a timely basis. We are seeking financing to resolve this Cash Shortage event and to fund our ongoing operations from all sources that we have been able to identify, which includes, without limitation, private placements, license arrangements, product sales, business combinations and mergers.

While we are currently seeking additional financing, we have no commitment for our required financing and we consider our Cash Shortage event, as well as our current financial condition, to be immediate and serious. We believe that we will be able to obtain required funding; however, if we are unsuccessful, the Company may need to even further reduce, refocus or cease operations. To the extent that additional capital is raised through the sale of equity or convertible securities, the issuance of such securities would result in ownership dilution to existing stockholders.

Critical Accounting Estimates

See Note C of the Financial Statements.

New Accounting Pronouncements

See Note D of the Financial Statements.

Operations for the Three Months Ended March 31, 2004 and 2005

Net Sales and Gross Profit - During the three months ended March 31, 2004 and 2005 net sales were $50,649 and $138,678. A significant portion of the increase is due to $75,000 of compensation for development efforts, an agreement reached with a key customer in the commercial overhead door market which was announced in a press release and 8-K in early March 2005. Gross profit for the two periods was $17,636 and $93,504. The gross profit improved in 2005 as a result of lowered product costs and the development funding agreement.

Research and Development Costs - During the three months ended March 31, 2004 and 2005, these totaled $86,292 and $66,153. The decrease is largely due to reduced overhead resulting from the Company moving into a more cost effective facility in early 2005.

Selling, General and Administrative Expenses - During the three months ended March 31, 2004 and 2005 these totaled $881,703 and $556,440. The largest item within these expenses is patent amortization of $197,059 in both the first quarter of 2004 and 2005. The overall decrease is due to a reduction in consulting and other costs applicable to a 2004 investor relations effort as well as lower advertising, tradeshow, facility, salary, and travel costs.

Other Income and Expense - During the three months ended March 31, 2004 the Company reported a Debt Extinguishment Gain of $350,000 as an obligation with SDR Metro Inc. was negotiated from $600,000 to a settlement of $250,000. During the three months ended March 31, 2004 and 2005, interest costs improved from a net expense of $8,052 to income of $1,284 as the Company eliminated all interest bearing obligations.

Item 3. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its then Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subject to their evaluation.

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

Note on Forward-Looking Statements

Except for statements of historical fact, certain information contained herein constitutes «forward-looking statements,” including without limitation statements containing the words «believes,” «anticipates,” «intends,” «expects” and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of Invisa, Inc. to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: risks involved in implementing our business strategy; our ability to obtain financing on acceptable terms; our ability to manage growth; our dependence on key personnel; the ability to protect our intellectual property rights; risks of technological change, new technology, and new products; competition; and government regulation.

Part II. Other Information

Item 1. Legal Proceedings

We are not subject to any pending litigation. In May 2005, we received a threat regarding the potential for litigation under a Promissory Note which has a current principal amount of approximately $35,000. Effective on May 12, 2005, in response to this threat, we entered into an oral forbearance arrangement which scheduled payments under the Note. We are current in all payments required by the forbearance arrangement. We are exploring the legal basis for the Note.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2005, we issued 96,774 shares of Common Stock in payment of an approximately $30,000 account payable due to a vendor.

Item 3. Defaults by the Company on its Senior Securities

We executed a Promissory Note on April 14, 2005. (the “Note”). The Note was due in full on April 20, 2005. The Note requires interest at 12% per annum and is secured by all of our assets other than our intellectual property. Effective on May 12, 2005, we entered into an oral forbearance arrangement which scheduled payments under the Note at the rate of $5,000 per week. The current principal of the Note is approximately $35,000. We are current in all payments required by the forbearance arrangement.

Item 4. Submission of Matters to a Vote of Securities Holders

We held a shareholders meeting on May 17, 2005, which was adjourned without vote on any matter other than adjournment. We anticipate reconvening the shareholders meeting on May 24, 2005, and as necessary until financing has been further explored and, if available, approved.

Item 5. Exhibits and Reports on Form 8-K

(a) Exhibits filed herewith, Item Number - Description:

Item No.	Description
31.1	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a).
31.2	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a).
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350.

(b) 8-K Reports:

On January 14, 2005, the Company announced that effective January 10, 2005, Edmund C. King resigned as the Company’s Chief Financial Officer. Mr. King will continue to serve as a Director on the Company’s Board of Directors. David J. Benedetti was appointed to replace Mr. King as the Company’s Chief Financial Officer.

On March 2, 2005 the Company announced that the Original Equipment and Distribution License Agreement executed between Invisa and Rytec Corporation was amended. The $300,000 paid to Invisa by Rytec as an advance against future product delivery will be recognized by both companies as compensation for development efforts in 2005. The compensation will be reported in increments of $75,000 over the four quarters of fiscal (calendar) 2005. As consideration for the Amendment, Rytec will receive “Most Favored Nation” pricing on Invisa sensors.

On April 18, 2005, we announced the termination of all of our employees including our President, Herbert M. Lustig and our Chief Financial Officer, David J. Benedetti.

On May 17, 2005, we announced that we had entered into a forbearance arrangement regarding a Promissory Note previously executed on April 14, 2005. We further announced the resignation of Herbert M. Lustig from our Board of Directors.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Invisa has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVISA, INC.

Date: May 23, 2005	By:	/s/ Stephen A. Michael
Stephen A. Michael
Title: Acting President

INVISA, INC.

Date: May 23, 2005	By:	/s/ Edmund C. King
Edmund C. King
Title: Acting Chief Financial Officer