Form 10QSB
period 2005-06-30
INVISA INC
filed 2005-08-18
CIK 1172706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ________________

Commission file number 000-50081

Invisa, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

65-1005398

(I.R.S. Employer Identification No.)

6935 15th Street East Suite 120
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

Yes ☒ No ☐

The Issuer had 23,399,272 shares of Common Stock issued and outstanding as of June 30, 2005.

Invisa, Inc.
Form 10-QSB

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	December 31, 2004	June 30, 2005
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$590,588	$35,108
Accounts receivable	57,506	43,577
Inventories	48,167	40,984
Prepaid expenses and other	19,731	112,449
Total current assets	715,992	232,118

Furniture, fixtures and equipment, net	62,331	60,697
Patent, net	5,911,764	5,517,646
Other, principally restricted funds	64,000	0
Total assets	$6,754,087	$5,810,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$90,215	$116,030
Accrued expenses	78,962	90,248
Notes payable, related party		47,000
Due to shareholders and officers	327,000	327,000
Total current liabilities	496,177	580,278

Deferred revenue	300,000	150,000

Stockholders’ equity
Preferred stock, 5,000,000 shares authorized ($.001 par value) 14,500 shares issued and outstanding	1,277,000	1,277,000
Common Stock; 95,000,000 shares authorized ($.001 par value), 21,635,832 and 23,399,272 shares issued and outstanding, respectively	21,636	23,399
Additional paid-in capital	29,978,558	30,172,295
Stock subscriptions receivable	(253,904)	(261,404)
Deficit accumulated during the development stage	(25,065,380)	(26,131,107)
Total stockholders’ equity	5,957,910	5,080,183

Total liabilities and stockholders’ equity	$6,754,087	$5,810,461

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					February 12,
					1997 (Date of
					Inception)
					Through
	Three Months Ended June 30,		Six Months Ended June 30,		June 30
	2004	2005	2004	2005	2005

Net sales	$19,748	$133,215	$70,397	$271,893	$1,229,959
Cost of goods sold	9,997	27,431	43,010	72,615	646,480
Gross profit	9,751	105,784	27,387	199,278	583,479

Research and development costs	178,851	33,238	263,047	99,392	3,433,945
Selling, general and administrative expenses	626,902	610,512	1,510,704	1,166,958	16,004,170
Impairment of Patent	-----	-----	-----	-----	5,517,808

Loss from operations	(796,002)	(537,966)	(1,746,364)	(1,067,072)	(24,372,444)
Interest (expense) income, net	(10,653)	59	(18,703)	1,345	(822,008)
Debt extinguishment gain	-----	-----	350,000	-----	360,000

Loss before income tax	(806,655)	(537,907)	(1,415,067)	(1,065,727)	(24,834,452)
Income tax	-----	-----	-----	-----	-----

Net loss	$(806,655)	$(537,907)	$(1,415,067)	$(1,065,727)	$(24,834,452)

Non-cash constructive dividends related to beneficial conversion features of Convertible Preferred Stock	-----	-----	-----	-----	(1,296,640)
Net loss applicable to Common Stockholders	$(806,655)	$(537,907)	$(1,415,067)	$(1,065,727)	$(26,131,092)

Net loss per share applicable to Common Stockholders:
Basic and diluted	$(0.04)	$(0.02)	$(0.07)	$(0.05)

Weighted average Common Stock shares outstanding
Basic and diluted	19,341,156	21,738,171	19,176,086	21,813,519

The accompanying notes are an integral part of these statements.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

							Deficit
							Accumulated
	Convertible				Additional	Stock	During the
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

Balance at December 31, 2004	14,500	$1,277,000	21,635,832	$21,636	$29,978,558	$(253,904)	$(25,065,380)	$5,957,910
Issuance of Common Stock for cash	-----	-----	666,666	666	49,334	-----	-----	50,000
Issuance of Common Stock for services	-----	-----	1,096,774	1,097	103,903	-----	-----	105,000
Issuance of Stock Options for services	-----	-----	-----	-----	33,000	-----	-----	33,000
Interest accrued on notes related to stock subscriptions receivable	-----	-----	-----	-----	7,500	(7,500)	-----	-----
Net loss	-----	-----	-----	-----	-----	-----	(1,065,727)	(1,065,727)
Balance at June 30, 2005	14,500	$1,277,000	23,399,272	$23,399	$30,172,295	$(261,404)	$(26,131,107)	$5,080,183

The accompanying notes are an integral part of this statement.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			February 12,
			1997 (Date of
			inception)
			Through
	Six Months Ended June 30,		June 30,
	2004	2005	2005

Cash flows from operating activities:
Net loss	$(1,415,067)	$(1,065,727)	$(24,834,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Patent impairment	-----	-----	5,517,808
Depreciation and amortization	413,550	395,751	3,193,840
Common Stock and options issued for services	-----	33,000	2,656,140
Debt Extinguishment Gain	(350,000)	-----	(360,000)
Changes in operating assets and liabilities:
Accounts receivable	19,687	13,929	(190,171)
Inventories	96,257	7,184	(40,983)
Prepaid expenses and other assets	(36,344)	46,282	(37,449
Other	(34,000)	-------	--------
Accounts payable, trade	(36,264)	55,815	146,030
Accrued expenses	(38,334)	11,286	40,238
Deferred revenue	------	(150,000)	150,000
Advance from related party	(13,960)	-------	---------
Due to shareholders and officers	(68,928)	-------	1,453,983
Net cash used in operating activities	(1,463,403)	(652,480)	(12,305,031)

Cash flows from investing activities:
Patent acquisition	------	-----	(550,000)
Transaction costs in connection with RMI business combination	-----	-----	(121,475)
Purchases of furniture, fixtures and equipment	(6,278)	-----	(233,499)
Net cash used in investing activities	(6,278)	-----	(904,974)

Cash flows from financing activities:
Net change in line of credit	(791)	------	70
Proceeds from notes payable, related party		47,000	47,000
Payment of notes payable	(250,000)	------	(470,869)
Collection of stock subscriptions	------	------	36,500
Proceeds from sale of convertible Preferred Stock, net	------	------	1,937,000
Proceeds from notes payable and redeemable Common Stock	------	------	908,000
Proceeds from sale of Common Stock, net	1,470,932	------	10,507,412
Cash received with combination transaction	-----	------	230,000
Net cash provided by financing activities	1,220,141	50,000	13,198,113

Net increase (decrease) in cash	(249,540)	(555,480)	35,108

Cash at beginning of period	260,536	590,588	------

Cash at end of period	$10,996	$35,108	$35,108

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

					February 12,
					1997 (Date of
					inception)
					Through
	Six Months Ended June 30,				June 30
	2004		2005		2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest		$19,474	$	-----	$241,162

Notes payable incurred during the period:
In connection with merger transactions	$	-----	$	-----	$1,300,000

Notes payable canceled in connection with merger transaction*	$	-----	$	-----	$337,489
Non-cash financing activity: The Company issued Common Stock for future services with a value of $85,000, which is included in prepaid expenses and other current assets.
Common Stock Options issued for services	$	-----		$33,000	$33,000
Common Stock issued representing Common Stock
Offering costs	$	-----	$	-----	$1,819,665
Common Stock issued in connection with merger
Transaction (3,685,000 shares)	$	-----	$	-----	$11,272,500

Due to employees assumed in connection with merger transaction	$	-----	$	-----	$175,000
Accrued expenses assumed in connection with merger transaction	$	-----	$	-----	$50,000
Gain on liquidation of related party accrued compensation in exchange for issuance of Common Stock		-----		-----	$581,132

The accompanying notes are an integral part of these statements.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A - Basis of Presentation

The accompanying un-audited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-02 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Invisa, Inc. for the year ended December 31, 2004. When used in these notes, the terms "Company”, "we,” "us” or "our” mean Invisa, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Note B - Operating Matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2005 and since the date of inception, the Company has had a net loss of $1,065,727 and $24,834,467 respectively. As of June 30, 2005, the Company has not emerged from the development stage and has negative working capital of $348,160. Since inception, the Company has financed its operations principally from the sale of equity securities, as the Company has not generated significant revenues from the sale of its products. Continuation of the company as a going concern is dependent upon additional external funding and, ultimately, a substantial increase in sales volume and achievement of profitable operations. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from licensing agreements, until such time that funds provided by operations are sufficient to fund working capital requirements. In addition, the Company is in discussions with potential distributors of the Company’s future security products. While management believes that such financing and licensing sources will be available to the Company, there can be no assurance in that regard. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Patents - The patent for the Company’s underlying technology is amortized on a straight-line method over 10 years, which represents the estimated life of the patent. The Company reviews the carrying value of its patents whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the estimated future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value.

Note D - New Accounting Pronouncements

In March 2005, the FASB issued interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction (“SFAS 154”), which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

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

Note E - Stock Based Compensation

In June 2005 the company granted to Directors, employees and certain consultants options to acquire 3,667,500 shares of its Common Stock under its various incentive and non qualified stock plans. Prior to the 2005 grants, 1,624,334 options were outstanding under its plan. The 2005 option grants by plan are summarized as follows:

Plan
	Total	2003A	2003	2002	2000
ISO	2,050,000	862,500	537,500	600,000	50,000
Non-Qualified	1,617,500	867,500	-----	250,000	500,000
Total	3,667,500	1,730,000	537,500	850,500	550,000

The options are exercisable at $0.085 per share (market price at date of grant) over ten years with 1,730,000 vesting at date of grant and the remainder vesting over two years form date of grant.

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

Had compensation cost for the Company’s stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123, the Company’s net loss and net loss per common share would have been the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005

Net loss as reported	$(806,655)	$(537,907)	$(1,415,067)	$(1,065,727)

Plus stock-based employee compensation recorded on financial statements	-----	33,000	-----	33,000

Less: stock-based employee compensation cost under the fair value based method net of related tax effects	$(223,689)	(123,000)	(388,158)	(123,000)

Pro forma net loss	$(1,030,344)	$(627,907)	$(1,803,225)	$(1,155,727)

Net loss per common share-basic and diluted
as reported	$(0.04)	$(0.02)	$(0.07)	$(0.05)
pro forma	$(0.05)	$(0.03)	$(0.09)	$(0.05)

Note F - Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Numerator:
Net loss	$(806,655)	$(537,907)	$(1,415,067)	$(1,065,727)

Denominator:
For basic loss per share - weighted average shares	19,341,156	21,738,171	19,176,086	21,813,519
Effect of dilutive securities - stock options
for diluted loss per share	------	------	-----	-----

Net loss per common share - basic and diluted	$(0.04)	$(0.02)	$(0.07)	$(0.05)

Options and warrants to purchase 7,926,514 and 9,845,179 shares of Common Stock as of June 30, 2004 and 2005 are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive.

Note G - Credit Facility, Related Party

Effective June 1, 2005 the Company finalized an earlier agreement dated May 24, 2005 with Friday Harbour, LLC, an entity owned and managed by certain stockholders of the Company, which provided the Company with the right to borrow (the “Credit Facility”) upon seven days notice up to $50,000 which was subsequently expanded to $150,000 (the “Commitment Amount”). Borrowings under the Credit Facility are unsecured general obligations of the Company. The Company’s right to borrow funds under the Credit Facility will continue until May 24, 2006 unless earlier terminated on the date on which the Company closes an Agreement to merge or for a Subsidiary of the Company to merge (including a reverse triangular merger with a third party) or entering into a commitment for an investment in the amount of $500,000 or greater. Borrowings by the Company under the Credit Facility bear no interest for 90 days from the date of the Credit Facility and thereafter accrue interest at 10% per annum. At June 30, 2005, $47,000 had been borrowed under the Credit Facility.

All principal and interest borrowed by the Company under the Credit Facility will be due and payable on May 24, 2006, or earlier in the event the Company closes an Agreement as described in the preceding paragraph. Until May 24, 2006, the Commitment Amount is convertible into shares of the Company’s Common Stock at $0.075 per share, which was the closing price of the Company’s common stock on May 24, 2005. The conversion shares are subject to certain piggy-back registration rights.

Note H - Stockholders’ Equity

In February 2005, the Company issued 96,774 shares of Common Stock in payment of services performed, $30,000, by a vendor. In June 2005, the company issued 1,000,000 shares of Common Stock at $0.075 per share ($75,000) in payment of services to be performed by a consultant in connection with financial and other strategic matters. In June 2005, the Company also issued 666,666 shares of its Common Stock for $0.075 cash per share and granted an option to purchase an additional 666,666 shares at the same price. The option expires on the first to occur of July 20, 2005 (subsequently extended) or five business days after an investment of $500,000 or more is committed to and accepted by the Company from an institutional investor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Development

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes there to included elsewhere in this Form 10-QSB. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Form 10-QSB.

Plan of Development

The major emphasis of our business plan is to sell to major manufacturers, suppliers, dealers and end users of parking gates. Additionally our emphasis is product development based on our corporate technology. We currently anticipate introducing additional products in connection with Museum displays.

During the six months ended June 30, 2005 we shipped 384 units in connection with parking barrier gates as compared to 138 for the comparable period last year. In 2004 we placed approximately twenty prototype security units at one customer.

We plan to finalize development and introduction of two additional products during the next twelve months; these products will be in both closure devices and security sensor areas. Our technology is a platform technology and we plan significant development efforts towards additional products during that twelve month period.

We believe we are benefiting from the increased efficiency and lower over-head of the new facility we moved into in late 2004. As a result, our in-house product development and operating costs are lower than previous. The majority of our production activities are outsourced and we plan to continue outsourcing in the future.

As discussed in Note B-Operating matters to the accompanying financial statements, we plan to continue financing future developments and operational activities principally from the sale of equity securities and debt financing until such time that funding provided by operations are sufficient to meet our needs. There can be no assurance that these sources of funding will be available at commercially reasonable terms, if at all.

Liquidity and Capital Resources

Since inception, we have incurred significant net losses and $12,258,032 of negative operating cash flows which we have financed largely from the sale of Common and Preferred Stock. From inception through June 30, 2005 we raised cash of approximately $12,531,000 net of issuance costs, principally through private placements of common and preferred stock financings. At June 30, 2005, we had cash and cash equivalents totaling $35,108.

From inception, February 12, 1997, through June 30, 2005, we largely focused on technology and product development. The estimated dollar amount spent during this period on Company sponsored research and development was $3,433,945, including $263,047 and $99,392 for the six months ended June 30, 2004 and 2005 respectively. The Company continues to engage in significant product development activities. Because of the Company’s losses, limited capital, and ongoing product development expenses, Footnote C of the Company’s consolidated financial statements and the Report of Independent Registered Public Accountants as of December 31, 2004 states that substantial doubt exists regarding the Company’s ability to continue as a going concern.

The $3,433,945 of direct research and development expenses incurred from inception through June 30, 2005 have been directed principally toward development of our InvisaShield technology and safety products, and to a lesser extent our security products. Management estimates that sixty (60%) percent was expended towards the development of core presence-sensing technology, twenty (20%) percent expended in miniaturization of circuitry, fifteen (15%) percent in design and development of safety products, and five (5%) percent in design and development of security sector products.

In February 2005, the Company issued 96,774 shares of Common Stock in payment of $30,000 of services performed by a (non-related party) vendor. In April 2005, the Company terminated its CEO and CFO and temporarily its other employees due to a short term working capital crisis perceived by its senior management. Operations, however, immediately resumed, and in connection therewith, as described elsewhere herein, a line of credit was obtained. In June 2005, the Company issued 1,000,000 shares of Common Stock in payment for services to be performed by a consultant in connection with financial and other strategic matters. In June 2005, the Company also issued 666,666 shares of its Common Stock for $0.075 cash per share and granted an option to purchase an additional 666,666 shares at the same price. The option expires on the first to occur of July 20, 2005 (subsequently extended) or five business days after an investment of $500,000 or more is committed to and accepted by the Company from an institutional investor.

While these events improved the Company’s working capital position, we anticipate that cash to be used in product development and operations, especially in the marketing, production and sale of our products, will increase significantly in the future.

To finance planned operations through at least the next 12 months, we will continue to depend upon our existing cash and cash equivalents together with anticipated net proceeds from private placements of equity or debt, potential license fees, and product sales. We believe that the cash required for product development and operations, especially for the marketing production and sale of our products, will increase in the future. Our plan is to access this additional cash required from a variety of potential sources, including: public equity financing, private equity financing, license fees, grants, public or private debt or by seeking a merger.

Additional capital may not be available when required or it may not be available on favorable terms. Without adequate funds, the Company may need to significantly reduce or refocus operations or obtain funds through arrangements that may require us to relinquish rights to certain or potential markets, either of which could have a material adverse effect on our business, financial condition, or results of operation. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to existing stockholders.

Critical Accounting Estimates

See Note C of the Financial Statements.

New Accounting Pronouncements

See Note D of the Financial Statements.

Operations for the Three Months Ended June 30, 2004 and 2005

Net Sales and Gross Profit - During the three months ended June 30, 2004 and 2005 net sales were $19,748 and $133,215. The number of unit sales for these periods were 31 and 159, respectively. A significant portion of the increased sales amount is due to non-cash recognition of $75,000 compensation for development efforts, under an agreement reached with a key customer in the commercial overhead door market which was announced in a press release and 8-K in early March 2005. Gross profit for the two periods was $9,751 and $105,784. The gross profit improved in 2005 as a result of increased sales, lowered product costs and the non-cash development funding agreement.

Research and Development Costs - During the three months ended June 30, 2004 and 2005, these totaled $178,851 and $33,238. The decrease is largely due to cash management and curtailed operations during this period and reduced overhead resulting from the Company moving into a more cost effective facility in early 2005.

Selling, General and Administrative Expenses - During the three months ended June 30, 2004 and 2005 these totaled $626,902 and $610,512. The largest item within these expenses is patent amortization of $394,118 in both the second quarter of 2004 and 2005. The overall decrease is due to a reduction in consulting and other costs applicable to a 2004 investor relations effort as well as lower advertising, tradeshow, facility, salary, and travel costs. Offsetting these latter reductions are non-recurring fees in connection with termination of the Company’s former CEO’s employment, which the Company is reviewing.

Interest (Expense) Income, Net - During the three months ended June 30, 2004 and 2005, interest costs improved from a net expense of $10,653 to income of $59 as the Company eliminated all interest bearing obligations.

Net Loss and Net Loss Per Common Share - The Company’s net loss and net loss per common share for these periods decreased from ($806,655) and $(0.04) to ($504,907) and ($0.02) as a result of the matters described above, including the disruption of operations.

Operations for the Six Months Ended June 30, 2004 and 2005

Net Sales and Gross Profit - During the six months ended June 30, 2004 and 2005, net sales totaled $70,397 and $271,893. The increase resulted from an increase in the sales of safety products for powered parking gates and a one time sale of security devices. The number of unit sales for these periods were 138 and 384, respectively. A significant increased sales amount resulted from the non-cash $75,000 recognition of deferred revenue in connection with overhead door sensor devices. We had gross profits of $27,387 and $199,278 for the six months ended June 30, 2004 and 2005.

Research and Development Expenses - During the six months ended June 30, 2004 and 2005, research and development expenses totaled $263,047 and $99,392. The decrease of $163,655 principally resulted from the write down of inventory largely offset by a reduction in rental space lease costs and reductions in insurance, salaries and wages, and professional fee expenses.

Selling, General and Administrative Expenses - During the six months ended June 30, 2004 and 2005, selling, general and administrative expenses totaled $1,510,704 and $1,166,958. The decrease of $376,746 principally resulted from cutbacks in advertising, marketing and tradeshow activities, reductions in compensation and related payroll expenses, rent, insurance, and office supplies. These reductions were largely offset by an increase in professional consulting fees, including the non-recurring fees in connection with termination of the former CEO’s employment, which the Company is reviewing.

Interest (Expense) Income Net - During the six months ended June 30, 2004 and 2005, net interest (expense) income totaled $(18,703) and $1,345. The decrease of $20,048 resulted principally from a reduction of the Radio Metrix, Inc. debt, the SDR Metro, Inc. debt, as well as amortization of original issue discounts during the six months ended June 30, 2003.

Other Income and Expense - During the six months ended June 30, 2004 the Company reported a Debt Extinguishment Gain of $350,000 as an obligation with SDR Metro Inc. was negotiated from $600,000 to a settlement of $250,000.

Net Loss and Net Loss Per Common Share - The Company’s net loss and net loss per common share for these periods decreased from $1,415,067 and $0.07 to $1,065,727 and $0.05 as a result of the matters described above, including the disruption of operations.

Item 3. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Financial Officer ("CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company’s management, including the President and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subject to their evaluation.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

We are not subject to any pending litigation.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In February 2005, the Company issued 96,774 shares of Common Stock in payment of $30,000 of services performed by a (non-related party) vendor. In June 2005, the Company issued 1,000,000 shares of its Common Stock in payment for services to be performed by an advisor (the Ascendiant Group of Company’s) in connection with financial and other strategic matters. In June 2005, the Company also issued 666,666 shares of its Common Stock for $.075 per share and granted an option to purchase an additional 666,666 shares at the same price. The option expires on the first to occur of July 20, 2005 (subsequently extended) or five business days after an investment of $500,000 or more is committed to and accepted by the Company from an institutional investor.

Item 3.   Defaults by the Company on its Senior Securities

We executed a Promissory Note on April 14, 2005 (the “Note”). The Note was due on April 20, 2005. The Note is secured by all of our assets other than our intellectual property. Effective on May 12, 2005, we entered into an oral forbearance arrangement which scheduled principal payments under the Note at the rate of $5,000 per week. All principal payments of the Note have been paid.

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was convened on May 10, 2005 (Annual Meeting). At the Annual Meeting the following matters were approved:

•	A Consulting Agreement and Investment Placement Success Fee Agreement with the Ascendiant Group of Companies;

•
A Stock Subscription Agreement with Christopher Maggiore for up to 666,666 shares of common stock at $0.075 per share, and options to acquire an additional 666,666 shares of common stock at $0.075 per share;

•	A Facility Loan Agreement - Convertible Loan Facility with Friday Harbour, LLC (the lender and affiliate of Sam Duffey) for up to $150,000, convertible into common stock at $0.075 per share;

•	The grant of 3,667,500 stock options under the Company’s various Stock Option Plans;
•
Adjournment of the Annual Meeting from day to day and to be reconvened without additional notice and with same record date to consider all business which may come before the meeting. We intend to reconvene the meeting next on August 15, 2005.

INDEX TO EXHIBITS

Item 5. Exhibits and Reports on Form 8-K.

(a) Exhibits filed herewith, Item Number-Description:

ITEM NO.     DESCRIPTION
31.1	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a).

31.2	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a).

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350.

10.43	June 23, 2005 Press Release - Invisa returns to normal operations; sales continue to grow.

10.44	June 28, 2005 Press Release - Invisa adds to growing list of manufacturers.

10.45	July 7, 2005 Press Release - Invisa announces product sales increase for the first half of 2005; plans for new product.

10.46	July 11, 2005 Press Release - Invisa plans UL and European CE certifications for its newest digital safety system.

10.47	July 19, 2005 Press Release - Invisa receives patent; intellectual property position gains strength.

10.48	July 28, 2005 Press Release - Invisa in final pre-production testing of new museum security product.

10.49	August 1, 2005 Press Release - Invisa sales continue to increase in July.

10.50	Ascendiant Consulting Agreement

10.51	Extension of Ascendiant Consulting Agreement

(b) 8-K Reports:

On May 24, 2005 the Company announced that effective May 24, 2005 Joseph F. Movizzo resigned from Invisa, Inc.’s Board of Directors.

On May 31, 2005 in response to a severe cash shortage described in the Company’s 10-Q for the fiscal quarter ended March 31, 2005, the Company entered into an agreement with Friday Harbour, LLC (an entity owned and managed by certain stockholders of the Company) the right to borrow up to $50,000 (which can be increased by $100,000). The amount borrowed under the agreement may be repaid in cash or at the investor’s option converted to the Company’s Common Stock at $0.075 per share.

Effective May 31, 2005 Robert Knight resigned from the Company’s Board of Directors and all committees.

The Company convened its annual meeting on May 10, 2005 which was adjourned and then reconvened. The Company is reexamining its prior reactions to the cash shortage and is continuing operations.

On June 22, 2005 the Company expanded its existing convertible credit facility up to $150,000. The Company also entered into a Subscription Agreement to sell 666,666 shares of its Common Stock for $0.075 per share and granted an option to purchase an additional 666,666 shares at the same price. The Company also reported that operations have returned to normal and that essential employees are full time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Invisa has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVISA, INC.

Date: August 12, 2005	By:	/s/ Stephen A. Michael
Stephen A. Michael
Title: Acting President

INVISA, INC.

Date: August 12, 2005	By:	/s/ Edmund C. King
Edmund C. King
Title: Chief Financial Officer