Form 10QSB
period 2005-09-30
INVISA INC
filed 2005-11-15
CIK 1172706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

Yes ☒ No ☐

The Issuer had 23,732,602 shares of Common Stock issued and outstanding as of September 30, 2005.

Invisa, Inc.
Form 10-QSB

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	December 31, 2004	September 30, 2005
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$590,588	337,698
Accounts receivable	57,506	27,287
Inventories	48,167	39,536
Prepaid expenses and other	19,731	103,403
Total current assets	715,992	507,924

Furniture, fixtures and equipment, net	62,331	57,190
Patent, net	5,911,764	5,320,588
Other, principally restricted funds	64,000	0
Total assets	$6,754,087	$5,885,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$90,215	$61,395
Accrued expenses	78,962	133,773
Notes payable, related party		67,000
Due to shareholders and officers	327,000	327,000
Total current liabilities	496,177	589,168

Deferred revenue	300,000	75,000

Stockholders’ equity
Preferred stock, 5,000,000 shares authorized ($.001 par value), 14,500 and 19,500 shares issued and outstanding, respectively	1,277,000	1,692,500
Common Stock; 95,000,000 shares authorized ($.001 par value), 21,635,832 and 23,732,602 shares issued and outstanding, respectively	21,636	23,732
Additional paid-in capital	29,978,558	30,616,212
Stock subscriptions receivable	(253,904)	(265,154)
Deficit accumulated during the development stage	(25,065,380)	(26,930,256)
Total stockholders’ equity	5,957,910	5,221,534

Total liabilities and stockholders’ equity	$6,754,087	$5,885,702

The accompanying notes are an integral part of these statements.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					February 12,
					1997 (Date of
					Inception)
					Through
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2004	2005	2004	2005	2005

Net sales	$36,822	$128,826	$107,219	$400,719	$1,358,785
Cost of goods sold	22,366	22,103	65,377	94,719	668,583
Gross profit	14,456	106,722	41,842	306,000	690,202

Research and development costs	186,074	62,577	449,121	161,969	3,496,522
Selling, general and administrative expenses	930,889	343,294	2,441,593	1,510,253	16,347,464
Impairment of Patent	-----	-----	-----	-----	5,517,808

Loss from operations	(1,102,507)	(299,149)	(2,848,872)	(1,366,221)	(24,671,592)
Interest (expense) income, net	32,042	-----	13,340	1,345	(822,024)
Debt extinguishment gain	10,000	-----	360,000	-----	360,000

Loss before income tax	(1,060,465)	(299,149)	(2,475,532)	(1,364,876)	(25,133,616)
Income tax	-----	-----	-----	-----	-----

Net loss	$(1,060,465)	$(299,149)	$(2,475,532)	$(1,364,876)	$(25,133,616)

Non-cash constructive dividends related to preferred stock accretions	$(1,296,640)	(500,000)	(1,296,640)	(500,000)	(1,796,640)
Net loss applicable to Common Stockholders	$(2,357,105)	$(799,149)	$(3,772,172)	$(1,864,876)	$(26,930,256)

Net loss per share applicable to Common Stockholders:
Basic and diluted	$(0.12)	$(0.03)	$(0.19)	$(0.8)

Weighted average Common Stock shares outstanding
Basic and diluted	19,610,170	23,955,218	19,482,736	22,405,787

The accompanying notes are an integral part of these statements.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2005
(UNAUDITED)

							Deficit
							Accumulated
	Convertible				Additional	Stock	During the
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

Balance at December 31, 2004	14,500	$1,277,000	21,635,832	$21,636	$29,978,558	$(253,904)	$(25,065,380)	$5,957,910
Issuance of Convertible Preferred Stock (proceeds allocated to attach warrants and beneficial conversion feature).	5,000				415,500			415,500
Preferred Stock accretions - Constructive dividend		415,500					(415,500)
Issuance of Common Stock for cash	-----	-----	999,996	999	74,001	-----	-----	75,000
Issuance of Common Stock for services	-----	-----	1,096,774	1,097	103,903	-----	-----	105,000
Issuance of Stock Options for services		-----	-----	-----	33,000	-----	-----	33,000
Interest accrued on notes related to stock subscriptions receivable	-----	-----	-----	-----	11,250	(11,250)	-----	-----
Net loss	-----	-----	-----	-----	-----	-----	(1,364,876)	(1,364,876)
Balance at September 30, 2005	19,500	$1,692,500	23,732,602	$23,732	$30,616,212	$(265,154)	$(26,930,256)	$5,221,534

The accompanying notes are an integral part of these statements.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			February 12,
			1997 (Date of
			inception)
			Through
	Nine Months Ended September 30,		September 30,
	2004	2005	2005

Cash flows from operating activities:
Net loss	$(2,475,532)	$(1,364,876)	$(25,133,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Patent impairment	-----	-----	5,517,808
Depreciation and amortization	624,835	596,317	3,394,406
Common Stock and options issued for services	455,834	138,000	2,761,140
Debt Extinguishment Gain	(360,000)	-----	(360,000)
Changes in operating assets and liabilities:
Accounts receivable	14,644	30,219	(173,881)
Inventories	182,107	8,631	(39,536)
Prepaid expenses and other assets	(23,126)	(19,672)	(103,403)
Other	(39,000)	--------	--------
Accounts payable, trade	(188,116)	(28,820)	61,394
Accrued expenses	(71,587)	54,811	83,763
Deferred revenue	------	(225,000)	75,000
Advance from related party	-------	-------	---------
Due to shareholders and officers	(219,929)	-------	1,453,983
Net cash used in operating activities	(2,099,870)	(810,390)	(12,462,942)

Cash flows from investing activities:
Patent acquisition	------	-----	(550,000)
Transaction costs in connection with RMI business combination	-----	-----	(121,475)
Purchases of furniture, fixtures and equipment	(6,278)	-----	(233,499)
Net cash used in investing activities	(6,278)	-----	(904,974)

Cash flows from financing activities:
Net change in line of credit	(149,402)	------	70
Proceeds from notes payable, related party		67,000	67,000
Payment of notes payable	(470,869)	------	(470,869)
Collection of stock subscriptions	------	------	36,500
Proceeds from sale of convertible Preferred Stock, net	1,937,000	415,500	2,352,500
Proceeds from notes payable and redeemable Common Stock	------	------	908,000
Proceeds from sale of Common Stock, net	1,470,932	75,000	10,582,413
Cash received with combination transaction	-----	------	230,000
Net cash provided by financing activities	2,787,661	557,500	13,705,614

Net increase (decrease) in cash	681,513	(252,890)	337,698

Cash at beginning of period	260,536	590,588	------

Cash at end of period	$942,049	$337,698	$337,698

The accompanying notes are an integral part of these statements.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

					February 12,
					1997 (Date of
					inception)
					Through
	Nine Months Ended September 30,				September 30
	2004		2005		2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest		$20,875	$	-----	$241,162

Notes payable incurred during the period:
In connection with merger transactions	$	-----	$	-----	$1,300,000

Notes payable canceled in connection with merger transaction*	$	-----	$	-----	$337,489
Non-cash financing activity: The Company issued Common Stock for future services with a value of $85,000, which is included in prepaid expenses and other current assets.
Common Stock options issued representing Common Stock
Offering costs		$319,665	$	-----	$1,819,665
Common Stock issued in connection with merger
Transaction (3,685,000 shares)	$	-----	$	-----	$11,272,500

Due to employees assumed in connection with merger transaction	$	-----	$	-----	$175,000
Accrued expenses assumed in connection with merger transaction	$	-----	$	-----	$50,000
Gain on liquidation of related party accrued compensation in exchange for issuance of Common Stock		$581,132		-----	$581,132

The accompanying notes are an integral part of these statements.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A - Basis of Presentation

The accompanying un-audited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-02 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Invisa, Inc. for the year ended December 31, 2004. When used in these notes, the terms "Company”, "we,” "us” or "our” mean Invisa, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Note B - Operating Matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2005 and since the date of inception, the Company has had a net loss of $1,364,876 and $25,133,616 respectively. As of September 30, 2005, the Company has not emerged from the development stage and has negative working capital of $81,244. Since inception, the Company has financed its operations principally from the sale of equity securities, as the Company has not generated significant revenues from the sale of its products. Continuation of the company as a going concern is dependent upon additional external funding and, ultimately, a substantial increase in sales volume and achievement of profitable operations. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from licensing agreements, until such time that funds provided by operations are sufficient to fund working capital requirements. In addition, the Company is in discussions with potential distributors of the Company’s future security products. While management believes that such financing and licensing sources will be available to the Company, there can be no assurance in that regard. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction (“SFAS 154”), which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition, but does not expect it to have any impact.

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

Note E - Stock Based Compensation

In August 2005 the company granted to Directors, employees and certain consultants options to acquire 1,710,000 shares of its Common Stock under its various incentive and non qualified stock plans. Prior to the August 2005 grants, 5,362,498 options were outstanding under its plan. The August 2005 option grants by plan are summarized as follows:

Plan
	Total	2003A	2003	2002
ISO	630,000	630,000	-----	-----
Non-Qualified	1,080,000	800,000	275,834	4,166
Total	1,710,000	1,430,000	275,834	4,166

The options are exercisable at $0.16 per share (market price at date of grant) over ten years with 1,380,000 vesting at date of grant and the remainder vesting over two years form date of grant.

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
Had compensation cost for the Company’s stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123, the Company’s net loss and net loss per common share would have been the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Net loss applicable to Common Shareholders	$(2,357,105)	$(799,149)	$(3,772,172)	$(1,864,876)

Plus stock-based employee compensation recorded on financial statements	-----	-----	-----	33,000

Less: stock-based employee compensation cost under the fair value based method net of related tax effects	$(250,927)	(123,000)	(609,460)	(123,000)

Pro forma net loss	$(2,608,030)	$(922,149)	$(4,381,632)	$(1,954,876)

Net loss per common share-basic and diluted
as reported	$(0.12)	$(0.03)	$(0.19)	$(0.08)
pro forma	$(0.13)	$(0.04)	$(0.22)	$(0.09)

Note F - Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2005	2004	2005
Numerator:
Net loss applicable to Common Shareholders	$(2,357,105)	$(799,149)	$(3,772,172)	$(1,864,876)

Denominator:
For basic loss per share - weighted average shares	19,610,170	23,955,218	19,482,736	22,405,787
Effect of dilutive securities - stock options
for diluted loss per share	------	------	-----	-----

Net loss per common share - basic and diluted	$(0.12)	$(0.03)	$(0.19)	$(0.08)

Options and warrants to purchase 10,025,014 and 14,388,516 shares of Common Stock as of September 30, 2004 and 2005 are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive.

Note G - Credit Facility, Related Party

Effective June 1, 2005 the Company finalized an earlier agreement dated May 24, 2005 with Friday Harbour, LLC, an entity owned and managed by certain stockholders of the Company, which provided the Company with the right to borrow (the “Credit Facility”) upon seven days notice up to $50,000 which was subsequently expanded to $150,000 (the “Commitment Amount”). Borrowings under the Credit Facility are unsecured general obligations of the Company. The Company’s right to borrow funds under the Credit Facility will continue until May 24, 2006 unless earlier terminated on the date on which the Company closes an Agreement to merge or for a Subsidiary of the Company to merge (including a reverse triangular merger with a third party) or entering into a commitment for an investment in the amount of $500,000 or greater. Borrowings by the Company under the Credit Facility bear no interest for 90 days from the date of the Credit Facility and thereafter accrue interest at 10% per annum. At September 30, 2005, $67,000 had been borrowed under the Credit Facility.

All principal and interest borrowed by the Company under the Credit Facility will be due and payable on May 24, 2006, or earlier in the event the Company closes an Agreement as described in the preceding paragraph subject, however, to the Credit Facility amendment described therein. Until May 24, 2006, the Commitment Amount is convertible into shares of the Company’s Common Stock at $0.075 per share, which was the closing price of the Company’s common stock on May 24, 2005. The conversion shares are subject to certain piggy-back registration rights. Subsequently the terms of the Credit Facility were amended to extend the Company’s right to borrow under the Credit Facility through August 31, 2006 and the amounts borrowed by the company under the Credit Facility will not be due and payable until August 31, 2006.

Note H - Stockholders’ Equity

In February 2005, the Company issued 96,774 shares of Common Stock in payment of services performed, $30,000, by a vendor. In June 2005, the company issued 1,000,000 shares of Common Stock at $0.075 per share ($75,000) in payment of services to be performed by a consultant in connection with financial and other strategic matters. In June 2005, the Company also issued 666,666 shares of its Common Stock for $0.075 cash per share and granted an option to purchase an additional 666,666 shares at the same price. The option expires on the first to occur of July 20, 2005 or five business days after an investment of $500,000 or more is committed to and accepted by the Company from an institutional investor. Subsequently, the terms of the option were amended to extend the expiration date to twelve months beyond the commitment date of such an investment.

Effective August 31, 2005, the Company entered into the following financing transaction.

•
Issuance of 10,000 shares of Series B Convertible Preferred Stock in the face amount of $1,000,000 for $878,000 (net of $122,000 transaction expenses) which is payable in the respective amounts of $415,500 at closing (for the first 5,000 shares) and $462,500 upon the filing of a Registration Statement (within 30 days) for the underlying Common Stock into which the Preferred Stock may be converted and the shares underlying the warrants described below (for the second 5,000 shares). The second 5,000 shares were held in escrow and were cancelable until the registration statement was timely filed and, as such, were considered contingent shares until that time.

•
Issuance of callable warrants to acquire up to 2,500,000 shares of the Company’s Common Stock at $0.30 per share. The warrants expire on August 31, 2010 and are subject to call by the Company upon its Common Stock trading at a price of $0.60, a minimum trading volume of 60,000 shares for 20 consecutive days.

•	Issuance of options to acquire 666,667 shares of common stock at $.075 per share to an investment advisor.

The Series B Stock is non-voting and is entitled to receive dividends at an annual rate equal to the lower of the Prime Rate plus 3.5% or 9%, and is payable in either cash or registered Common Stock of the Company, subject to certain limitations relative to Common Stock ownership by the Holders, as discussed above. The conversion price is equal to 80% of the market price at the time of conversion, subject to a floor of $0.12 per share or a ceiling of $0.275 per share.

Pursuant to the terms of the Agreement, the Company has lock-up agreements with two (2) shareholders whereby: (i) the right to acquire 1,999,998 shares of the Company’s Common Stock granted under a Facility Loan Agreement dated June 1, 2005; (ii) the right to acquire 666,666 shares of the Company’s Common Stock granted under a June 2005 Subscription Agreement; and (iii) 666,666 shares of the Company’s Common Stock issued under a June 2005 Subscription Agreement are subject to restrictions on their disposition. Such restrictions commence on the Closing Date and terminate on January 15, 2006.

On the Closing Date, the terms of the Company’s Series A Convertible Preferred Stock (“Series A Stock”) have been modified to include a preference, in the event of liquidation of the Registrant, over junior securities (including both Common Stock and Series B Stock). The Series A Stock is convertible into shares of Common Stock at a conversion price equal to 80% of the market price at the time of conversion, but not less than a Floor Price per share of $0.12 and not more than a Ceiling Price of $1.17 per share. On January 16, 2006, the Floor Price shall be adjusted to equal the lower of (a) $0.50 per share, or (b) 80% of the Market Price on such date, but not less than $0.12, and thereafter the Floor Price shall remain fixed for as long as the Series A Stock remains outstanding.

In August 2005, the Company granted options to acquire 1,710,000 shares of Common Stock by employees, directors and consultants of the Company. Messrs. Michael and King received 480,000 and 300,000, respectively of these options. The options were issued at an exercise price of $0.16 per share (market price at date of grant) and have a term of ten (10) years.

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

During the nine months ended September 30, 2005 we shipped 553 units in connection with parking barrier gates as compared to 241 for the comparable period last year. In 2004 we placed approximately twenty prototype security units at one customer.

We plan to finalize development and introduction of two additional products during the next twelve months; these products will be in both closure devices and security sensor areas. Our technology is a platform technology and we plan significant development efforts towards additional products during that twelve month period.

We believe we are benefiting from the increased efficiency and lower over-head of the new facility we moved into in late 2004. As a result, our in-house product development and operating costs are lower than previously. The majority of our production activities are outsourced and we plan to continue outsourcing in the future.

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

Liquidity and Capital Resources

Since inception, we have incurred significant net losses and $12,462,942 of negative operating cash flows which we have financed largely from the sale of Common and Preferred Stock. From inception through September 30, 2005 we raised cash of approximately $12,934,913 net of issuance costs, principally through private placements of common and preferred stock financings. At September 30, 2005, we had cash and cash equivalents totaling $337,698.

From inception, February 12, 1997, through September 30, 2005, we largely focused on technology and product development. The estimated dollar amount spent during this period on Company sponsored research and development was $3,496,522, including $449,121 and $161,969 for the nine months ended September 30, 2004 and 2005 respectively. The Company continues to engage in significant product development activities. Because of the Company’s losses, limited capital, and ongoing product development expenses, Footnote C of the Company’s consolidated financial statements and the Report of Independent Registered Public Accountants as of December 31, 2004 states that substantial doubt exists regarding the Company’s ability to continue as a going concern.

The $3,496,522 of direct research and development expenses incurred from inception through September 30, 2005 have been directed principally toward development of our InvisaShield technology and safety products, and to a lesser extent our security products. Management estimates that sixty (60%) percent was expended towards the development of core presence-sensing technology, twenty (20%) percent expended in miniaturization of circuitry, fifteen (15%) percent in design and development of safety products, and five (5%) percent in design and development of security sector products.

In February 2005, the Company issued 96,774 shares of Common Stock in payment of $30,000 of services performed by a (non-related party) vendor. In April 2005, the Company terminated its CEO and CFO and temporarily its other employees due to a short term working capital crisis perceived by its senior management. Operations, however, immediately resumed, and in connection therewith, as described elsewhere herein, a line of credit was obtained. In June 2005, the Company issued 1,000,000 shares of Common Stock in payment for services to be performed by a consultant in connection with financial and other strategic matters. In June 2005, the Company also issued 666,666 shares of its Common Stock for $0.075 cash per share and granted an option to purchase an additional 666,666 shares at the same price. The option expires on the first to occur of July 20, 2005 (subsequently extended) or five business days after an investment of $500,000 or more is committed to and accepted by the Company from an institutional investor. An additional 333,333 shares were subsequently issued upon the exercise of a portion of their options. Effective August 31, 2005 the company issued 10,000 shares of Series B Convertible Preferred Stock and certain warrants and options for $878,000 (net of $122,000 transaction expenses). See Note H of the accompanying financial statements.

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

Critical Accounting Estimates

See Note C of the Financial Statements.

New Accounting Pronouncements

See Note D of the Financial Statements.

Operations for the Three Months Ended September 30, 2004 and 2005

Net Sales and Gross Profit - During the three months ended September 30, 2004 and 2005 net sales were $36,822 and $128,826. The number of unit sales for these periods were 103 and 169, respectively. A significant portion of the increased sales amount is due to non-cash recognition of $75,000 compensation for development efforts, under an agreement reached with a key customer in the commercial overhead door market which was announced in a press release and 8-K in early March 2005. Gross profit for the two periods was $14,456 and $106,722. The gross profit improved in 2005 as a result of increased sales, lowered product costs and the non-cash development funding agreement.

Research and Development Costs - During the three months ended September 30, 2004 and 2005, these totaled $186,074 and $62,577. The decrease is largely due to cash management and curtailed operations during this period and reduced overhead resulting from the Company moving into a more cost effective facility in early 2005.

Selling, General and Administrative Expenses - During the three months ended September 30, 2004 and 2005 these totaled $930,889 and $343,294. The largest item within these expenses is patent amortization of $197,059 in both the second quarter of 2004 and 2005. The overall decrease is due to a reduction in consulting and other costs applicable to a 2004 investor relations effort as well as lower advertising, tradeshow, facility, salary, and travel costs. Offsetting these latter reductions are non-recurring fees in connection with termination of the Company’s former CEO’s employment, which the Company is reviewing.

Interest (Expense) Income, Net - During the three months ended September 30, 2004 and 2005, interest costs improved from a net expense of $32,042 to $0 as the Company eliminated all interest bearing obligations.

Net Loss - The Company’s net loss for these periods decreased from ($1,060,465) to ($299,149) as a result of the matters described above, including the disruption of operations.

Operations for the Nine Months Ended September 30, 2004 and 2005

Net Sales and Gross Profit - During the nine months ended September 30, 2004 and 2005, net sales totaled $107,219 and $400,719. The increase resulted from an increase in the sales of safety products for powered parking gates and a one time sale of security devices. The number of unit sales for these periods were 241 and 553. A significant increased sales amount resulted from the non-cash $75,000 recognition of deferred revenue in connection with overhead door sensor devices. We had gross profits of $41,842 and $306,000 for the nine months ended September 30, 2004 and 2005.

Research and Development Expenses - During the nine months ended September 30, 2004 and 2005, research and development expenses totaled $449,121 and $161,969. The decrease of $287,152 principally resulted from the write down of inventory largely offset by a reduction in rental space lease costs and reductions in insurance, salaries and wages, and professional fee expenses.

Selling, General and Administrative Expenses - During the nine months ended September 30, 2004 and 2005, selling, general and administrative expenses totaled $2,441,593 and $1,510,253. The decrease of $931,340 principally resulted from cutbacks in advertising, marketing and tradeshow activities, reductions in compensation and related payroll expenses, rent, insurance, and office supplies. These reductions were largely offset by an increase in professional consulting fees, including the non-recurring fees in connection with termination of the former CEO’s employment, which the Company is reviewing.

Interest (Expense) Income Net - During the nine months ended September 30, 2004 and 2005, net interest (expense) income totaled $(13,340) and $1,345. The decrease of $14,685 resulted principally from a reduction of the Radio Metrix, Inc. debt, the SDR Metro, Inc. debt, as well as amortization of original issue discounts during the nine months ended September 30, 2003.

Debt Extinguishment Gain - During the nine months ended September 30, 2004 the Company reported a Debt Extinguishment Gain of $360,000 as an obligation with SDR Metro Inc. was negotiated from $600,000 to a settlement of $250,000.

Net Loss - The Company’s net loss for these periods decreased from ($2,475,532) to ($1,364,876) as a result of the matters described above, including the disruption of operations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective August 31, 2005 (“Closing Date”), Invisa, Inc., a Nevada corporation (“Registrant”) entered into, and simultaneously consummated, an agreement (“Agreement”) whereby it issued an aggregate of ten thousand (10,000) shares of Series B Convertible Preferred Stock (“Series B Stock”), which are convertible into shares of the Registrant’s Common Stock (the “Conversion Shares”), and callable Warrants to purchase up to two million five hundred thousand (2,500,000) shares of Common Stock (the “Warrant Shares”), at an exercise price of $0.30 per share, to the following entities: (i) Mercator Momentum Fund III, LP; (ii) Monarch Pointe Fund, Ltd.; (iii) Asset Managers International, Ltd.; and (iv) M.A.G. Capital Group, LLC. The aggregate consideration (the “Consideration”) received by Registrant was $1,000,000, of which $500,000 was received on the Closing Date with the balance of $500,000 to be paid within two (2) trading days after Registrant files a registration statement registering the Conversion Shares and the Warrant Shares. The Registrant is obligated to file such registration statement within 30 days from the Closing Date. The registration statement was filed on October 11, 2005 and the remaining $500,000 received.

The Series B Stock is non-voting and is entitled to receive dividends at an annual rate equal to the lower of the Prime Rate plus 3.5% or 9%, and is payable in either cash or registered Common Stock of the Company, subject to certain limitations relative to Common Stock ownership by the Holders, as discussed above. The conversion price is equal to 80% of the market price at the time of conversion, subject to a floor of $0.12 per share or a ceiling of $0.275 per share.

On the Closing Date, the terms of the Company’s Series A Convertible Preferred Stock (“Series A Stock”) have been modified to include a preference, in the event of liquidation of the Registrant, over junior securities (including both Common Stock and Series B Stock). The Series A Stock is convertible into shares of Common Stock at a conversion price equal to 80% of the market price at the time of conversion but not less than a floor price per share and not more than a ceiling price per share, as more fully described in the Amended and Restated Certificate of Designations of Preferences and Rights of the Series A Stock attached hereto as Exhibit 3.2. On January 16, 2006, the Floor Price shall be adjusted to equal the lower of (a) $0.50 per share, or (b) 80% of the Market Price on such date, but not less than $0.12, and thereafter the Floor Price shall remain fixed for as long as the Series A Stock remains outstanding.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was convened on May 10, 2005 and adjourned on September 16, 2005 (Annual Meeting). At the Annual Meeting the following matters were approved:

•	A Consulting Agreement and Investment Placement Success Fee Agreement with the Ascendiant Group of Companies;

•
A Stock Subscription Agreement with Christopher Maggiore for up to 666,666 shares of common stock at $0.075 per share, and options to acquire an additional 666,666 shares of common stock at $0.075 per share;

•	A Facility Loan Agreement - Convertible Loan Facility with Friday Harbour, LLC (the lender and affiliate of Sam Duffey) for up to $150,000, convertible into common stock at $0.075 per share;

•	The grant of 3,667,500 stock options under the Company’s various Stock Option Plans;

•	Adjournment of the Annual Meeting from day to day and to be reconvened without additional notice and with same record date to consider all business which may come before the meeting.

•	The By-Laws of the Company be amended to reduce the quorum needed for a shareholders meeting from fifty percent (50%) to twenty five percent (25%);

•
Election of Stephen A. Michael, Edmund C. King, Gregory J. Newell and John E. Skates to serve as Directors until the next annual shareholders’ meeting or until the election and qualification of their respective successors.

Item 5. Other Information

None.

INDEX TO EXHIBITS

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits filed herewith, Item Number-Description:

ITEM NO. DESCRIPTION

10.108	Extension of C. Maggiore stock options exercise term for twelve months.

10.109	Extension of company’s right to borrow and to repay borrowings under Friday Harbour Credit Facility.

10.110	Amended By-Laws to reflect quorum revision.

31.1	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.

99.5	September 12, 2005 Press Release - Invisa safety system purchased for Atlanta Airport.

99.6	September 27, 2005 Press Release - Invisa announces new digital presence sensing technology; Invisa expands patent protection.

(b) • Form 8-K filed September 6, 2005.

• Form 8-K filed September 22, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Invisa has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invisa, Inc.

/s/ Stephen A. Michael
Stephen A. Michael
Acting President
Dated: November 14, 2005

/s/ Edmund C. King
Edmund C. King
Chief Financial Officer
Dated: November 14, 2005