Form 10KSB/A
period 2004-12-31
INVISA INC
filed 2006-02-07
CIK 1172706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

AMENDMENT NO. 1 TO
FORM 10KSB

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

Securities Authorized for Issuance under Equity Compensation Plans as of the End of 2004

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	1,624,334	$3.35	4,650,000
Equity compensation plans not approved by security holders	3,886,679	$1.26	—
Total	5,511,013	$1.88	4,650,000

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

Financing for our development activities to date has been derived from limited sales, the sale of common stock and preferred stock, notes, short-term financing, and license payment we received in connection with the Rytec Corporation Agreement (See “Note D, Revenue” to the accompanying Consolidated Financial Statements. We are working to increase our sales of product and to establish additional licensing relationships. Furthermore, we expect to broaden these efforts as we develop additional safety and security products and bring them to market.

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

Impairment of Patent - During the year 2003, the Company decreased the carrying amount of its patent costs of $12,217,808 by $5,517,808 to $6,700,000 to reflect the fair value as determined by the Company’s management. The patent impairment results principally from perceived shifts in markets and our approach to such markets requiring us to rely more on our patents applied for and less on the original patent.

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

Critical Accounting Estimates

Patents and Trademarks - The initial recorded cost of the patent is based on the fair value of consideration paid for it. The ultimate purchase consideration was originally based on a value determined by Management and approved by those Board Members with no affiliation with the seller. The patent costs are amortized over the remaining statutory and estimated useful life of the patent at the date of its acquisition. The fair value of the patent is reviewed for recoverability whenever events or changes in circumstances indicate that its recorded value may not be recoverable.

Impairment of Patent - at the end of 2003 the Company expensed $5,517,808 to reflect an impairment of its patent. Our original cost of the patent totaled $13,711,000 which we paid in February 2002 and in April 2003. The patent impairment resulted principally from perceived shifts in markets and our approach to such markets thus requiring us to rely more on our patents subsequently obtained and applied for and less on the original patent.

The Company’s, management performed a valuation of the patent in connection with its acquisition in February 2002. In doing this valuation we considered several factors, including the size of the total applicable safety and security markets, our estimates of penetration into these markets and a valuation. We based our valuation on a discounted cash flow model (income approach) which considered our projected sales of individual safety and security products and applicable costs principally in the United States. These markets are large and growing, principally as a result of increased emphasis on safety by governmental agencies and others and increased concerns for security, principally as a result of the September 11, 2001 terrorist event and all that has followed relative to terrorism.

In late 2003 the Company hired a new CEO who took the lead in changing our approach to the markets by emphasizing the sale of licenses rather than individual products. In light of this change in approach, the Company’s management reviewed the size of the market and our estimated penetration. We considered various factors, including a valuation, in arriving at the patent’s remaining value. We concluded the market for the sale of licensing rights was smaller than the market for selling individual products. As a result, we determined that a write down in the in value of the patent was appropriate. Our review also indicated that the value of the original patent was being overshadowed by the new patents which we were developing and we factored this into our valuation of the patent.

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

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 21, 2004, we filed a Form 8-K reporting the change of accountants from Grant Thornton LLP to Aidman, Piser & Company, P.A.

There have been no disagreements with our independent accountants over any item involving the Company’s financial statements. Our independent accountants are Aidman, Piser & Company, P.A., 401 East Jackson Street, Tampa, Florida 33602.

Item 8a - Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2004, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended December 31, 2004, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The nature of the business and the size of the Company have prevented the Company from being able to employ sufficient resources to enable it to have an adequate segregation of duties within its internal control system. This condition is considered a reportable condition and has been discussed with the audit committee. This lack of adequate segregation of duties notwithstanding, the Company currently engages in transactions of such a limited number that our Chief Executive Officer and Chief Financial Officer are capable of exercising significant managerial oversight in connection with such transactions. The Company will continue to monitor and assess the costs and benefits of additional staffing in the accounting area as the size and scope of the Company’s operation increases.

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

A Form 4 to be filed by Stephen A. Michael, the Company’s Chairman and Director, was due September 13, 2004 and was filed on February 4, 2005.

Item 10 - Executive Compensation

Summary Compensation Table
	Annual Compensation					Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Herbert M. Lustig, President & CEO	2004	195,000(1)	—	—	—	—	—	—
	2003	32,500(1)	—	—	—	—	—	—

Stephen A. Michael, Director	2004	12,500(2)	—	—	—	—	—	—
	2003	120,000(2)	—	43,050	8,400	—	—	—
	2002	120,000(2)	30,000	8,400	—	300,000	30,000	—

William W. Dolan	2004	14,077(3)	—	—	—	—	—	—
	2003	120,000(3)	—	4,800	—	200,000	—	—
	2002	120,000(3)	10,000	4,800	—	39,334	—	3,200

Edmund C. King, Director	2004	120,000(4)	—	—	—	—	—	—
	2003	120,000(4)	—	—	—	—	—	—
	2002	120,000(4)	—	22,500	—	—	—	—

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

	Grant Date
	Oct. 15, 2003	May 1, 2004	Returned in 2004
Edmund C. King, Director	200,000	175,000	375,000
Robert Knight, Director	100,000	100,000	200,000
Herbert M. Lustig, Director	—	700,000	700,000
Joseph F. Movizzo, Director	75,000	100,000	75,000
Gregory J. Newell, Director	75,000	100,000	175,000
John E. Scates, Director	75,000	100,000	175,000
Others	475,000	335,000	570,000
Total	1,000,000	1,610,000	2,270,000

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

At December 31, 2003, the Company owed the Stockholders approximately $454,000 of accrued compensation. Approximately $338,000 of this compensation was to be paid to the Stockholders depending on the Company achieving certain equity funding amounts ranging from $500,000 to $4,000,000. The Company has agreed to pay certain tax liabilities, if any, which may be incurred by the principal Stockholder in connection with these transactions. At December 31, 2003, included in due to shareholders and officers, is the above $454,000, as well as approximately $250,000 in accrued payroll. In September 2004, these amounts were settled in exchange for stock to be issued.

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

10.3[1]	Form of Plan 2003 Option Agreement with Joseph F. Movizzo - May 13, 2003 (including form of Letter of Investment Intent)

10.4[1]	Consulting Agreement - March 2003 between Crescent Fund, Inc. and the Company

10.5[1]	Agreement dated as of April 24, 2003 between Alan A. Feldman and the Company

10.6[1]	Financing Agreement dated as of May 9, 2003 between BarBell Group, Inc. and the Company

10.7[1]	Series 2003A 7% Convertible Note Due June 9, 2004, dated May 9, 2003 from the Company to BarBell Group, Inc.

10.8[1]	Investment Agreement dated as of May 9, 2003 between BarBell Group, Inc. and the Company

10.9[1]	Warrant to Purchase Shares of Common Stock dated as of May 9, 2003, issued by the Company to BarBell Group, Inc.

10.10[1]	Registration Rights Agreement dated as of May 9, 2003 between the Company and BarBell Group, Inc.

10.11[1]	Broker-Dealer Placement Agent Selling Agreement - May 2003 between Capstone Partners LC and the Company

10.12[2]	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 between Capstone Partners LC and the Company

10.13[2]	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 executed by Nautilus Technologies, Ltd. - subscribing for 125,000 Units

10.14[2]	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 executed by GM Capital Partners, Ltd. - subscribing for 50,500 Units

10.15[2]	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 executed by Kallur Enterprises, Ltd. - subscribing for 50,000 Units

10.16[2]	Publicity Agreement - July 2003 between Capital Financial Media, Inc. and the Company

10.17[2]	Consulting Agreement - July 2003 between National Financial Communications Corp. and the Company

10.18[2]	Agreement - July 2003 between Brooks Houghton & Company, Inc. and the Company

10.19[2]	Non-Exclusive Financial Advisor Agreement - July 2003 between Source Capital Group, Inc. and the Company

10.20[2]	Consulting Agreement - July 2003 between Patrick W.H. Garrard d/b/a The Garrard Group of West Redding, CT and the Company

10.21[2]	Investment Agreement Modification I dated as of July 21, 2003 by and among Invisa, Inc. and BarBell Group, Inc.

10.22[2]	Joint Development Agreement - July 2003 between Dominator International Ltd. And SmartGate, L.C.

10.23[3]	Engagement Agreement dated September 9, 2003 between G.M. Capital Partners, Ltd and Invisa, Inc.

10.24[4]	Employment Agreement dated November 6, 2003 between Herb Lustig and Invisa, Inc.

10.25[4]	Severance Agreement dated November 13, 2003 between Samuel S. Duffey and Invisa, Inc.

10.26[4]	Agreement dated November 13, 2003 between Invisa, Inc. and the Duffey related shareholders

10.27[5]	SDR Metro Inc. letter extension agreement

10.28[5]	SDR Metro Inc. confirmation letter agreement

10.29[5]	Severance Agreement dated January 26, 2004 between Stephen A. Michael and Invisa, Inc.

10.30[5]	Consulting Agreement dated January 26, 2004 between Stephen A. Michael and Invisa, Inc.

10.31[5]	Severance Agreement dated December 31, 2003 between William W. Dolan and Invisa, Inc.

10.32[5]	Agreement dated February 11, 2004 between The Video Agency, Inc. and Invisa, Inc.

10.33[5]	Employment Agreement dated March 2004 between Charles Yanak and Invisa, Inc.

10.34[5]	2003-A Employee, Director, Consultant and Advisor Stock Compensation Plan.

10.35[5]	First Amendment to Invisa, Inc., 2003 Incentive Plan Date As of November 6, 2003

10.36[5]	Stock Option Agreement for Herb M. Lustig dated November 6, 2003

10.37[6]	Subscription Agreement for issuance of 22,000 shares of Series A Convertible Preferred Stock and Common Stock Warrants

10.38[6]	Registration Rights Agreement

10.39[6]	Warrants to Purchase Common Stock (Mercator Momentum Fund, LP, Mercator Advisory Group, LLC, and Monarch Pointe Fund, Ltd.)

10.40[6]	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock.

10.41[7]	Marketing Agreement between Aurelius Consulting Group and Invisa, Inc.

10.42[7]	Lease Agreement among HAR-WAL ASSOCIATES, INC. and WR-I ASSOCIATES, LTD. and Invisa, Inc. dated September dated September 23, 2004

14[1]	Code of Business Conduct and Ethics and Compliance Program

23.1[8]	Consent of Aidman, Piser & Company, P.A.

23.2[8]	Consent of Grant Thornton LLP

31.1[8]	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2[8]	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1[8]	Certification Pursuant to 18 U.S.C. Section 1350.

32.2[8]	Certification Pursuant to 18 U.S.C. Section 1350.

[1]	Previously filed on June 23, 2003 with Invisa’s Form 10-KSB for the fiscal year ended December 31, 2002 and are incorporated by reference.

[2]	Previously filed on August 1, 2003 with Invisa’s Form 10-QSB for the quarter period ended June 30, 2003 and are incorporated by reference.

[3]	Previously filed on September 17, 2003 with Invisa’s Form 8-KA (Amendment No. 1) dated September 9, 2003 and is incorporated by reference.

[4]	Previously filed on November 14, 2003 with Invisa’s Form 8-K dated November 6, 2003 and are incorporated by reference.

[5]	Previously filed on April 14, 2004 with Invisa Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference.

[6]	Previously filed on August 18, 2004 with Invisa Form 10-QSB and incorporated herein by reference.

[7]	Previously filed on February 7, 2005 with Invisa Form 10KSB for the fiscal year ended December 31, 2004 and incorporated herein by reference.

[8]	Filed herewith.

(b)	8-K Reports

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

Item 14 - Principal Accountant Fees and Services

Fees for the Year ended December 31, 2004 were:

Audit fees	$85,111.00
Audit related fees	$26,893.00
Tax fees	$2,666.87

Fees for the Year ended December 31, 2003 were:

Audit fees	$122,000.00
Audit related fees	$43,000.00
Tax fees	$8,000.00

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

INVISA, INC.

Dated: February 6, 2006	By:	/s/ Stephen A. Michael
Stephen A. Michael
Acting President and Chairman

Dated: February 6, 2006	By:	/s/ Edmund C King
Edmund C King
Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned hereby constitutes and appoints Stephen A. Michael as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and on his behalf to sign, execute and file this annual report on Form 10-KSB and any or all amendments without limitation to this annual report, and to file the same, with all exhibits thereto and any and all documents required to be filed with respect therewith, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises in order to effectuate the same as fully to all intents and purposes as he might or could do if personally present, hereby ratifying and confirming all that such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 6, 2006	/s/ Stephen A. Michael
Stephen A. Michael, Acting President and Chairman

Date: February 6, 2006	/s/ Edmund C. King
Edmund C. King, Chief Financial Officer, Director

Date February 6, 2006	/s/ Gregory J. Newell
Gregory J. Newell, Director

Date: February 6, 2006	/s/ John E. Scates
John E. Scates, Director

CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2 & F3
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statement of Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-8
Notes to Consolidated Financial Statements	F-10

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invisa, Inc. as of December 31, 2004 and the consolidated results of its operations and its cash flows for the year then ended, and for the period from February 12, 1997 (inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Grant Thornton LLP

Tampa, Florida
April 9, 2004

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$260,536	$590,588
Accounts receivable	26,906	57,506
Inventories	232,537	48,167
Refundable deposits and other	26,846	19,731
Total current assets	546,825	715,992

Note receivable - related party	555	—
Furniture, fixtures and equipment, net	89,480	62,331
Patent, net	6,700,000	5,911,764
Other assets	—	64,000

Total assets	$7,336,860	$6,754,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$259,664	$90,215
Accrued expenses	128,032	78,962
Line of credit	149,402	—
Current portion of notes payable	700,000	—
Current portion of notes payable to related party	80,535	—
Due to related party	64,960	—
Due to shareholders and officers	1,125,561	327,000

Total current liabilities	2,508,154	496,177

Notes payable to related parties	50,334	—

Deferred revenue	300,000	300,000

Commitments and contingencies (Note N)	—	—

Stockholders’ equity
Series A Convertible Preferred Stock, 5,000,000 shares authorized ($.001 par value) 14,500 shares issued and outstanding at December 31, 2004	—	1,277,000
Common Stock; 95,000,000 shares authorized ($.001 par value), 18,767,582 and 21,635,832 shares issued and outstanding at December 31, 2003 and 2004, respectively	18,768	21,636
Additional paid-in capital	25,452,928	29,978,558
Stock subscriptions receivable	(291,404)	(253,904)
Deficit accumulated during the development stage	(20,701,920)	(25,065,380)

Total stockholders’ equity	4,478,372	5,957,910

Total liabilities and stockholders’ equity	$7,336,860	$6,754,087

The accompanying notes are an integral part of these consolidated statements.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,		February 12, 1997 (Date of inception) through December 31,
	2003	2004	2004

Net sales	$212,679	$197,484	$958,066
Cost of goods sold	128,971	102,162	573,875
Gross profit	83,708	95,322	384,191

Research and development costs	558,277	510,133	3,334,554
Selling, general and administrative expenses	5,179,864	3,027,369	14,837,218
Impairment of patent	5,517,808	—	5,517,808

Loss from operations	(11,172,241)	(3,442,180)	(23,305,389)
Other income (expense):
Interest expense, net	(565,864)	15,360	(823,351)
Debt extinguishment gain	—	360,000	360,000
	(565,864)	375,360	(463,351)

Loss before income tax	(11,738,105)	(3,066,820)	(23,768,740)
Income tax	—	—	—

Net loss	(11,738,105)	(3,066,820)	(23,768,740)

Non-cash constructive dividend related to beneficial conversion features of Convertible Preferred Stock	—	(1,296,640)	(1,296,640)

Net loss applicable to Common Stockholders	$(11,738,105)	$(4,363,460)	$(25,065,380)

Net loss per share applicable to Common Stockholders:
Basic and diluted	$(0.73)	$(0.22)

Weighted average Common Stock shares outstanding:
Basic and diluted	16,173,841	19,899,052

The accompanying notes are an integral part of these consolidated statements.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Stock Subscriptions	Deficit Accumulated During the Development

	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
FEBRUARY 12, 1997 (INCEPTION)	—	$—	—	$—	$—	$—
Summary of transactions from February 12, 1997 through December 31, 2001:
Issuance of Common Stock to founders	—	—	6,105,128	5,980	(5,980)	—	—	—
Issuance of Common Stock for cash	—	—	2,667,439	2,667	5,273,656	—	—	5,276,323
Exercise of stock options	—	—	924,214	924	984,076	(985,000)	—	—
Common Stock issuable for rent	—	—	164,799	290	88,084	—	—	88,374
Issuance of Common Stock for services	—	—	95,000	95	332,450	—	—	332,545
Issuance of Common Stock options for services	—	—	—	—	491,337	—	—	491,337
Issuance of Common Stock related to reorganization	—	—	2,009,000	2,009	227,991	—	—	230,000
Interest accrued on notes related to stock subscriptions receivable	—	—	—	—	118,200	(118,200)	—	—
Net loss	—	—	—	—	—	—	(5,382,629)	(5,382,629)
BALANCE AT DECEMBER 31, 2001	—	—	11,965,580	11,965	7,509,814	(1,103,200)	(5,382,629)	1,035,950
Issuance of Common Stock and units for cash	—	—	589,908	590	1,746,429	—	—	1,747,019
Issuance of Common Stock related to Radio Metrix merger	—	—	435,000	435	1,522,065	—	—	1,522,500
Interest accrued on notes related to stock subscriptions receivable	—	—	—	—	59,100	(59,100)	—	—
Issuance of Common Stock options for services	—	—	—	—	25,256	—	—	25,256
Original issue discount	—	—	—	—	144,000	—	—	144,000
Net loss	—	—	—	—	—	—	(3,581,186)	(3,581,186)
BALANCE AT DECEMBER 31, 2002	—	—	12,990,488	12,990	11,006,664	(1,162,300)	(8,963,815)	893,539
Issuance of Common Stock for cash	—	—	1,000,003	1,000	2,011,619	—	—	2,012,619
Offering costs	—	—	500,000	500	637,436	—	—	637,936
Conversion of notes payable	—	—	635,022	635	449,365	—	—	450,000
Original issue discount on notes payable	—	—	—	—	201,519	—	—	201,519
Issuance of Common Stock for services	—	—	392,069	393	802,949	—	—	803,342
Issuance of Common Stock related to Radio Metrix merger	—	—	3,250,000	3,250	9,746,750	—	—	9,750,000
Interest accrued on notes related to stock subscriptions receivable	—	—	—	—	52,536	(52,536)	—	—
Settlement of accounts in connection with severance agreements	—	—	—	—	544,090	923,432	—	1,467,522
Net loss	—	—	—	—	—	—	(11,738,105)	(11,738,105)
BALANCE AT DECEMBER 31, 2003	—	—	18,767,582	18,768	25,452,928	(291,404)	(20,701,920)	4,478,372

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - Continued

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Stock Subscriptions	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Exercise of Stock Warrants	—	—	602,000	602	1,138,143	—	—	1,138,745
Exercise of Stock Options	—	—	103,750	103	332,084	—	—	332,187
Issuance of Convertible Preferred Stock and detachable Warrants for cash, net of costs paid in the form of common stock	22,000	640,360	162,500	163	1,296,477	—	—	1,937,000
Non-cash constructive dividend related to beneficial conversion features of Convertible Preferred Stock	—	1,296,640	—	—	—	—	(1,296,640)	—
Conversion of Convertible Preferred Stock into Common Stock	(7,500)	(660,000)	1,500,000	1,500	658,500	—	—	—
Issuance of Common Stock for services	—	—	119,075	119	118,956	—	—	119,075
Issuance of Common Stock for settlement of cash advances	—	—	80,925	81	80,844	—	—	80,925
Issuable Common Stock for settlement of related party accrued compensation	—	—	300,000	300	194,700	—	—	195,000
Gain on related party accrued compensation extinguishment	—	—	—	—	581,132	—	—	581,132
Issuance of Common Stock options for services	—	—	—	—	34,394	—	—	34,394
Issuance of Common Stock Warrants for settlement of royalty contract	—	—	—	—	91,400	—	—	91,400
Interest accrued on notes related to stock subscriptions receivable	—	—	—	—	19,000	(19,000)	—	—
Collections of stock subscriptions receivable	—	—	—	—	—	36,500	—	36,500
Adjustment of stock subscriptions receivable	—	—	—	—	(20,000)	20,000	—	—
Net loss	—	—	—	—	—	—	(3,066,820)	(3,066,820)
BALANCE AT DECEMBER 31, 2004	14,500	$1,277,000	21,635,832	$21,636	$29,978,558	$(253,904)	$(25,065,380)	$5,957,910

The accompanying notes are an integral part of this consolidated statement.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,		February 12, 1997 (Date of inception) Through December 31,
	2003	2004	2004

Cash flows from operating activities:
Net loss	$(11,738,105)	$(3,066,820)	$(23,768,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Patent impairment	5,517,808	—	5,517,808
Depreciation and amortization	1,498,925	861,806	2,798,089
Common Stock and options exchanged for services/settlements	1,441,278	244,869	2,623,140
Debt extinguishment gain	—	(360,000)	(360,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	60,023	(30,045)	(204,100)
Inventories	64,071	184,370	(48,167)
Refundable deposits and other assets	47,352	(56,885)	(83,731)
Accounts payable, trade	(34,418)	(169,449)	90,215
Accrued expenses	42,943	(49,070)	28,952
Deferred revenue	—	—	300,000
Due to shareholders and officers	881,600	(6,464)	1,453,983
Net cash used in operating activities	(2,218,523)	(2,447,688)	(11,652,551)

Cash flows from investing activities:
Patent acquisition	—	—	(550,000)
Transaction costs in connection with RMI business combination	—	—	(121,475)
Purchases of furniture, fixtures and equipment	(7,970)	(46,421)	(233,499)
Net cash used in investing activities	(7,970)	(46,421)	(904,974)

Cash flows from financing activities:
Net change in line of credit	26,000	(149,402)	70
Proceeds from notes payable and redeemable Common Stock, net	350,000	—	908,000
Payment of notes payable	—	(470,869)	(470,869)
Collection of stock subscriptions	—	36,500	36,500
Proceeds from sale of convertible Preferred Stock, net	—	1,937,000	1,937,000
Proceeds from sale of Common Stock, net	2,012,619	1,470,932	10,507,413
Cash received with combination transaction	—	—	230,000
Net cash provided by financing activities	2,388,619	2,824,161	13,148,113

Net increase in cash	162,126	330,052	590,588
Cash at beginning of period	98,410	260,536	—
Cash at end of period	$260,536	$590,588	$590,588

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Year Ended December 31,		February 12, 1997 (Date of inception) through December 31,
	2003	2004	2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$55,686	$8,875	$229,162

Notes payable incurred in connection with merger transactions	$—	$—	$1,300,000

Notes payable canceled in connection with merger transaction	$—	$—	$337,489

Common Stock issued in connection with merger transaction (3,685,000 shares)	$9,750,000	$—	$11,272,500

Due to employees in connection with merger transaction	$—	$—	$175,000

Accrued expenses assumed in connection with merger transaction	$—	$—	$50,000

Exchange of liabilities for Common Stock	$—	$857,057	$857,057

Common Stock issued representing stock offering commitment (200,000 shares)	$554,000	$—	$554,000

The accompanying notes are an integral part of these consolidated statements.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF ORGANIZATION AND BUSINESS

Invisa, Inc., formerly known as “SmartGate, Inc.”, (the “Company” or “Invisa”) is a development stage enterprise that incorporates safety system technology and products into automated closure devices, such as parking gates, sliding gates, overhead garage doors and commercial overhead doors. Invisa has also demonstrated production-ready prototypes of security products for the museum and other markets. The Company has not fully implemented its sales and marketing plan and has, therefore, not emerged from the development stage. The Company, however, is currently manufacturing and selling powered closure safety devices for certain gates. The Company acquired a license to use the core technology used in the powered closure safety devices in 1992.

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

Patent

The patent for the Company’s underlying technology is amortized on a straight-line method over 10 years, which represents the remaining useful life of the patent. At December 31, 2003, the Company recorded an impairment charge of approximately $5,518,000 that is included in the consolidated statement of operations.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue

Sales under fixed price arrangements are recognized as revenue upon shipment of product (when title transfers to the purchaser) and collectability is assured.

Licensing agreement

In July 2002 Invisa entered into an Original and Independent Distribution License Agreement with Rytec Corporation (the Agreement). Under the Agreement, Rytec became the exclusive licensee in North, Central and South America for certain high speed industrial doors for a period of five years. Under the Agreement, Rytec paid the Company $300,000 cash representing an advance of the first 3000 units purchased by Rytec. No items have been shipped under the Agreement and development efforts to achieve the necessary product reliability have continued.

In February 2005, because of the extended development efforts, the Agreement was revised to reflect the additional development efforts being expended by Invisa. Under this revision, the $300,000 is to be applied in equal quarterly amounts of $75,000 each over the calendar year 2005. The application schedule is to recognize and compensate for engineering expenditures and efforts by Invisa during the year 2005. The price reductions reflected in the Agreement are discontinued and Rytec now has a “Most Forward Notion” customer status, which means that Rytec pricing will be no lower than for products purchased by others under similar terms and conditions.

Our policy to account for the $300,000 advance under the Agreement was to defer any recognition in income until such time as shipments of units were made to Rytec and then recognize $100 per unit shipped. With the revision of the Agreement, the $300,000 advance became directed towards development efforts in 2005. We therefore adopted the policy of recognizing the advance over that period as specified in the revised Agreement.

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

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets or asset groups, including patents; whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related asset may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. During the fourth quarter of 2003 the Company expensed $5,517,808 to reflect an impairment of its patent. Our original cost of the patent totaled $13,711,000 which we paid in February 2002 and April 2003. The patent impairment resulted principally from perceived shifts in markets and our approach to such markets thus requiring us to rely more on our patents subsequently obtained and applied for and less on the original patent.

The Company’s management performed a valuation of the patent in connection with its acquisition in February 2002. In doing this valuation we considered several factors, including the size of the total applicable safety and security markets, our estimates of penetration into these markets and a valuation. These markets are large and growing, principally as a result of increased emphasis on safety by governmental agencies and others and increased concerns for security, principally as a result of the September 11, 2001 terrorist event and all that has followed relative to terrorism.

In late 2003 the Company hired a new CEO who took the lead in changing our approach to the markets by emphasizing the sale of licenses rather that individual products. In light of this change in approach, the Company’s management reviewed the size of the market and our estimated penetration. We considered various factors, including a valuation, in arriving at the patent’s remaining value. We based our valuation on a discounted cash flow model (income approach) which considered our projected sales of individual safety and security products and applicable costs principally in the Untied States. Principal assumptions used included a ten year revenue stabilization period assuming adequate funding to achieve growth, a long-term growth rate of 0% and a discount rate of 30%. We concluded the market for the sale of licensing right was smaller than the market for selling individual products. As a result, we determined that a write down in the value of the patent was appropriate. Our review also indicated that the value of the original patent was being overshadowed by the new patents which we were developing and we factored this into our valuation of the patent.

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

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - INVENTORIES

Inventories consist of the following:

	December 31,
	2003	2004

Finished goods	$12,936	$10,506
Raw materials	219,601	37,661
	$232,537	$48,167

NOTE F - ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2003	2004

Accrued compensation and related taxes	$13,933	—
Accrued interest	33,141	17,607
Other accrued expenses	80,958	61,355
	$128,032	$78,962

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

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - NOTES PAYABLE TO RELATED PARTIES AND NOTES PAYABLE

Notes payable consist of the following:

	December 31,
	2003		2004
Related parties:

Notes payable to principal shareholders and others in connection with RMI acquisition:

Due February 25, 2006; interest at 10% for first 180 days, 15%thereafter, payable monthly	$50,334	[1]	$—

Due April 25, 2004, as amended; interest at 15% payable monthly	80,535	[1]	—

Other Notes Payable:

Note payable issued in connection with acquisition of patent, due January 8, 2004; interest at 8% payable quarterly; secured by underlying patent	600,000[2]		—

Other note payable, unsecured, terms to be determined	100,000[1]		—

	830,869		—
Less current maturities	(780,535)		—
	$50,334		$—

1.	During 2004, $230,869 of these notes were paid.
2.	In January 2004 the Company negotiated a reduction in this liability from $600,000 to $250,000 which amount was paid.

NOTE I - DUE TO SHAREHOLDERS AND OFFICERS

Due to shareholders and officers consists principally of amounts accrued in connection with severance agreements amounts payable to two principal shareholders. The amounts payable are non-interest bearing (see Note O).

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - ACQUIRED INTANGIBLE ASSETS

The following summarizes the carrying amounts of acquired intangible assets and related amortization.
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Balance, December 31, 2002	$3,960,975	$319,600	$3,641,375

Additional patent costs in April 2003 from issuance of 3,250,000 shares	9,750,492	—	9,750,492
Amortization expense for the year ended December 31, 2003	—	1,174,059	(1,174,059)
Impairment charge	(5,517,808)	—	(5,517,808)

Balance, December 31, 2003	8,193,659	1,493,659	6,700,000

Amortization expense for the year ended December 31, 2004	—	788,236	788,236

Balance, December 31, 2004	$8,193,659	$2,281,895	$5,911,764

The Company is amortizing the cost of the patent over a ten-year period, which is the remaining useful life of the patent. Amortization expense for each of the five years ending December 31, 2009 would be approximately $800,000 annually. As described in Note D, the Company recorded an impairment charge to the patent of approximately $5,518,000 in 2003.

NOTE K - LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	December 31,
	2002	2003
Numerator:
Net loss applicable to Common Stockholders	$(11,738,105)	$(4,363,460)

Denominator:
For basic loss per share - weighted average shares	16,173,841	19,899,052
Effect of dilutive securities - stock options	—	—
For diluted loss per share	16,173,841	19,899,052

Net loss per share - applicable to Common Stockholders basic and diluted	$(0.73)	$(0.22)

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

•	Issuance of Detachable Warrants to acquire up to 1,500,000 shares of the Company’s Common Stock at $1.00 per share. The Warrants expire on August 16, 2007.

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

Activity with respect to all stock options is summarized as follows, including 83,750 warrants associated with the $4.00 unit offering:

	Options Outstanding
	Shares	Range of Exercise Prices	Weighted- average Option price per share
Balance at December 31, 2002	3,621,129	$1.00-7.25	$3.19

Options granted	3,993,000	$1.00-4.50	$3.22
Options exercised	(327,698)	$1.07-3.00	$2.07
Options canceled	(47,500)	$3.50-7.25	$4.49
Balance at December 31, 2003	7,238,931	$1.00-7.25	$3.14

Options granted	3,698,500	$1.00-1.75	$1.51
Options exercised	(705,750)	$1.00-3.25	$1.80
Options canceled	(4,720,668)	$2.00-5.32	$2.99
Balance at December 31, 2004	5,511,013	$1.00-7.25	$1.88

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - STOCK OPTIONS- Continued

The range of exercise prices, shares, weighted-average remaining contractual life and weighted-average exercise price for the options outstanding at December 31, 2004 is presented below:

Range of Exercise prices	Shares	Weighted- average Remaining Contractual life	Weighted- average Exercise price
$1.00-2.00	3,775,804	2.22 years	$1.12
$2.76-4.00	1,634,334	3.23 years	$3.40
$4.27-7.25	100,875	3.03 years	$5.68

The range of exercise prices, shares and weighted-average exercise price for the options exercisable at December 31, 2004 are presented below:

Range of Exercise prices	Shares	Weighted average Exercise price
$1.00-2.00	3,704,136	$1.10
$2.76-4.00	1,607,668	$3.41
$4.27-7.25	75,875	$5.16

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

NOTE N - COMMITMENTS AND CONTINGENCIES (continued):

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

Restructuring (continued)

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

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - INCOME TAXES (continued):

Reconciliation of the federal statutory income tax rate of 34.0% to the effective income tax rate is as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2004

Federal statutory income tax rate	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	( .5)%	(3.5)%
Deferred tax asset valuation allowance	37.5%	37.5%
	-0-%	-0-%

Deferred tax asset and liability components were as follows:

	December 31, 2003	December 31, 2004
Deferred tax assets:
Compensation payable	$263,853	$—
Net operating loss	4,404,294	5,475,407
Basis difference for C
Corporation conversion	172,794	157,429
Other	129,750	156,308
	4,970,691	5,789,144
Deferred tax liabilities:
Patent	1,942,875	1,647,199
Net deferred tax assets	3,027,816	4,141,945
Less valuation allowance	(3,027,816)	$(4,141,945)

Net deferred income taxes	$—	$—

The deferred tax valuation allowance was determined based on the development stage status of the Company and the historical losses incurred since inception.

As of December 31, 2004, the Company had net operating loss carryforwards for Federal and State income tax purposes totaling $14,600,000, which expire beginning in 2020.