Form 10KSB
period 2005-12-31
INVISA INC
filed 2006-04-17
CIK 1172706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________.

Commission file number 000-50081.

INVISA, INC.

(Name of Small Business Issuer in Its Charter)

NEVADA	65-1005398
(State of Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization

6935 15th Street East, Suite 120, Sarasota, Florida	34243
(Address of Principal Executive Offices)	Zip Code

941-355-9361

(Issuer’s Telephone Number)

Securities to be registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities to be registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, Par Value $.001 per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒ Yes ☐ No

Indicate by a check mark whether issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The Issuer’s revenues for its most recent fiscal year were $539,285.

Indicate by check mark whether Invisa is an accelerated filer as defined in the Exchange Act Rule 126-2. ☐ Yes ☒ No

The aggregate market value of the Issuer’s voting stock held as of December 31, 2005 by non-affiliates of the Issuer based upon the closing bid and asked price of the Issuer’s Common Stock on that date is $________. The Issuer does not have any non-voting stock.

On March 31, 2006, 23,799,268 shares of Invisa Common Stock, $0.001 par value, were outstanding.

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

In February of 2002, the Company purchased 100% of the outstanding capital stock of Radio Metrix Inc. (“RMI”), a company owned by the principal shareholders of Invisa, Inc. RMI had virtually no operations since its inception and, therefore, the Company has determined that by acquiring RMI, the company acquired an asset (a patent) and not a business. RMI, formed to commercialize InvisaShield security sensors for applications such as zone and perimeter protection, was merged into Invisa at the end of 2004. With that merger, Invisa now owns the patent and patent applications, as well as the sole rights to the InvisaShield technology in all markets worldwide.

RMI was owned principally by Steve Michael and Sam Duffey. At the time both were significant shareholders of RMI and significant shareholders and officers of the Company. At the time both Messrs. Michael and Duffey were also Directors of the Company but refrained from voting on the RMI transaction. RMI had acquired the patent from the inventor who is not a related party.

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

In addition to our first-generation sensors for museum applications, we have demonstrated prototypes of InvisaShield security sensors for retail, industrial, commercial, defense and government applications. As with our museum security sensors, these devices place a monitoring field around objects needing protection. Examples of applications that we have demonstrated include safes, locking cabinets, display cases, objects of art and jewelry and or exposed perimeters (doors, windows, fences etc.). When the detection field is entered, the InvisaShield sensor signals the security system. The security system then responds with a warning or alarm.

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

Sales

During 2004 and 2005, Magnetic Automation Corp. was our largest customer, comprising approximately 20% of our product revenues in both years. During 2005, we recognized $300,000 from Rytec Corporation as other operating revenue. The payment to us by Rytec was originally an advance against future product delivery, but in March 2005, we amended our agreement and recognized the amount as compensation for development efforts in 2005.

Financing

In August 2005, the Company issued 10,000 shares of Series B Convertible Preferred Stock in the face amount of $1,000,000 for $878,000 (net of $122,000 transaction expenses) which was paid in the respective amounts of $378,000 and $500,000 at closing. Additionally, the transaction included:

•
Detachable warrants to acquire up to 2,500,000 shares of the Company’s Common Stock at $0.30 per share. The warrants expire on August 31, 2010 and are subject to call by the Company upon the Common Stock trading at a price of $0.60, a minimum trading volume of 60,000 shares for 20 consecutive days and the registration statement being effective.

•
In addition to the transaction costs referred to above, the Company granted warrants to acquire up to 666,667 shares of the Company’s Common Stock at $0.16 per share to a broker. The term of the warrants is three years.

•
The Preferred Stock is non-voting and is entitled to receive dividends at an annual rate equal to the lower of the Prime Rate plus 3.5% or 9%. The dividend may either be paid in cash or registered shares of the Company’s Common Stock, subject to certain limitations. The Preferred Stock is convertible into Common Stock at the option of the holder. The conversion price is equal to 80% of the market price at the time of conversion, subject to a floor of $0.12 per share and a ceiling of $0.275 per share.

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

We have applied for UL certification for certain of our safety products (those which we believe meet or exceed the current UL-325 standard). From time to time, we anticipate submitting additional products, including safety and security products, for UL certification. We also have applied for CE certification, which is important in Europe, the U.K. and elsewhere (the equivalent to UL certification). Other markets may have additional governmental or certification requirements.

Warranty

Our safety products are sold with a 90-day (upgradeable to one year) limited warranty. We anticipate that our security products will carry a warranty that is generally in line with industry suppliers’ practice.

Employees

We have four employees. We have no unions and we have not entered into any collective bargaining agreement with any group of employees. We believe that we have a good relationship with our employees.

Research and Development

During the years ended December 31, 2004 and 2005, research and development expenses totaled $352,642 and $174,292, respectively.

Item 2 - Description of Property

As of March 2006, we lease 5,500 square feet of office and research lab space in one building in the Airport Business Center, Sarasota, Florida. We believe the space to be adequate for our needs in the near future. The lease expires December 2009. Annual payment is approximately $50,000 plus taxes, typical of the local market rate for such facilities. We lease the facilities from a non-affiliated party. No zoning or other governmental requirements are needed for the continued use of our facilities.

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

As of March 1, 2006, there were 381 stockholders of record of Invisa Common Stock.

Quarter	High Bid	Low Bid
First Quarter 2004	4.05	2.90
Second Quarter 2004	2.90	1.60
Third Quarter 2004	2.25	0.43
Fourth Quarter 2004	0.34	0.28
First Quarter 2005	0.53	0.22
Second Quarter 2005	0.24	0.04
Third Quarter 2005	0.32	0.14
Fourth Quarter 2005	0.26	0.09

On March 31, 2006, the closing bid and closing ask prices for shares of our Common Stock in the over-the-counter market, as reported by NASD OTC BB was $0.21 per share.

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

Transfer Agent

The Transfer Agent for the Common Stock of the Company is Liberty Transfer Co., 274B New York Avenue, Huntington, New York 11743.

Recent Sales of Unregistered Securities

On December 16, 2005, we issued 66,666 shares of Common Stock to Christopher Maggiore for $0.075 per share.

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

We are a development-stage company, and we expect to continue the commercialization of our InvisaShield technology. For the twelve months ended December 31, 2005, we had revenue from product sales of $239,285, principally representing sales of our product for powered parking gates. In addition to limited revenue, these sales have been a vehicle for receiving customer feedback on the reliability, ease of installation, and determining the market’s acceptance of our safety product.

Financing for our development activities to date has been derived from limited sales, the sale of common stock and preferred stock, notes, short-term financing, and a payment received in connection with the Rytec Corporation Agreement, originally intended as a pre-payment for product but used as compensation for development work instead. We are working to increase our sales of product and to establish additional licensing relationships. Furthermore, we expect to broaden these efforts as we develop additional safety and security products and bring them to market.

In February 2002 Invisa acquired Radio Metrix, Inc. (“RMI”) thereby obtaining ownership of the patent held by RMI.

Prior to acquiring ownership of the patent, Invisa was selling safety sensors for gates (principally, automobile parking facility gates) under a sub-licensing arrangement with RMI for safety products only. Acquiring RMI, and thus the patent, was a business decision as it enabled Invisa to gain access to universal use of the patent technology, including not only safety but security and other products.

Through October 2003, we planned to develop, manufacture and sell sensor devises for use not only in parking facility gates, where we already had developed commercial products but in other safety and security devices.

In October 2003, we hired a new CEO who, shortly after his employment, revised our strategy to focus more on selling licenses rather than manufacturing and selling devices. Because of the constraints on our finances, we did not believe that we had the available resources to market, manufacture and sell closure, security and other devices. The licensing of our technology, although reducing our ability to enjoy the full value of the patent, was to provide us with an inflow of funds without our having to expend significant resources. In April 2005 the CEO’s employment was terminated and we have reinstated our original sales strategy. We plan to work with manufacturers (OEM’s) in embedding our patented sensors in their closure devices and developing cooperative marketing and sales programs with the OEM’s. In the safety area we have executed agreements with five OEM’s and currently are in discussions with several others.

Invisa generated sales of parking automated sensors in 2004 and 2005 of $197,484 and $239,285, respectively. In 2003, we also sold 30 security devices to a major museum which are currently in use. All of these sales relate to our patents.

We have continued to (i) enhance our patent and (ii) work on developing new patents compatible with the patent we purchased. For example, the security devices sold to the museum used the technology represented by our original patent but also contained technology developed specifically for security purposes. In the future, as additional uses evolve for our technology, we will continue to enhance our technology and adapt it to new uses.

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

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2005

Net Sales and Gross Profit - During the years ended December 31, 2004 and 2005, product sales totaled $197,484 and $239,285, respectively. The Company's sales to date have been limited and constrained by lack of capital. We had a gross loss of ($62,169) for the year ended December 31, 2004 and gross profit of $116,524 for the year ended December 31, 2005. The gross loss in 2004 is the result of inventory write-offs totaling $157,491 relating to product used in our research and development activities. Gross margin, not including the inventory write-off, was 42% and 49% during 2004 and 2005, respectively. Other operating revenue of $300,000 relates to the recognition of development fees from Rytec Corporation. The payment was originally received during 2002 and was classified as deferred revenue for future product shipments. During 2005 the agreement was modified and the fee was recognized ratably during the year as compensation for development work performed by the Company pursuant to the modification.

Research and Development Expenses - During the years ended December 31, 2004 and 2005, research and development expenses totaled $352,642 and $174,292, respectively. The decrease of $178,350 in 2005 was due principally to a reduction in facility expense, insurance expense and work force, resulting in decreases in salaries and wages and payroll taxes.

Selling, General and Administrative Expenses - During the years 2004 and 2005, selling, general and administrative expenses totaled $2,239,134 and $1,227,592, respectively. The decrease of $1,011,542 in 2005 principally resulted from reductions in advertising, marketing and tradeshow activities, lower compensation and related payroll expenses, rent, insurance and office supplies.

Amortization and Impairment of Patent - During the year 2003, the Company decreased the carrying amount of its patent costs of $12,217,808 by $5,517,808 to $6,700,000 to reflect the fair value as determined by the Company’s management. The patent impairment results principally from perceived shifts in markets and our approach to such markets requiring us to rely more on our patents applied for and less on the original patent. Realization of the patent’s carrying value will require 60% minimum revenue growth through 2012. Amortization after the impairment charge is $788,235 per year.

Debt Extinguishment Gain - During the year 2004, the Company negotiated the settlement of the SDR Metro, Inc. obligation from the contractual amount of $600,000 to a restructured amount of $250,000. The difference of $350,000 is reported as a gain. The Company also settled an additional obligation of $100,000 for $90,000. The difference of $10,000 is reported as a gain.

Interest Income, Net - During 2004 interest income totaled $15,360 and during 2005 interest income totaled $2,677. The Company maintains excess cash in an interest bearing money market account.

Net Loss applicable to Common Stockholders and Net Loss Per Share applicable to Common Stockholders - The Company’s net loss applicable to Common Stockholders and net loss per share applicable to Common Stockholders for these periods decreased from $4,363,460 and $0.22 in 2004 to $2,789,788 and $0.12 in 2005, respectively, as a result of the matters described above and a $296,640 decrease of preferred stock accretions in 2005 from those in 2004.

Plan of Development and Operations

We raised $1.07 million in equity and debt during 2005. We sought this round of capital to provide Invisa with funds to support our business plan. We continued to improve our efficiency; and we continue to pay close attention to our costs with a goal of reaching cash flow breakeven and profitability in a reasonable timeframe.

Our business plan emphasizes gaining support from major manufacturers. We refer to manufacturers which enter into product support agreements with us as our OEM partners. These partners are expected to offer our products directly to their customers and to their distribution and dealer network; they are expected to install our products as original equipment and are encouraged to create dedicated product lines incorporating our products. Further, our products are offered for sale by our partners to their installed base as after-market safety products. We believe that this OEM emphasis on support from and relationships with manufacturers will give our products greater exposure and enhance our market position.

As our relationships with the OEM partners grow, we believe our access to their existing distribution and dealer networks will also grow. We plan to devote significant resources to maximize our opportunity to sell our products through this established network. Further, we believe that this access to dealers will provide us with an efficient and cost effective way to market our products both to these dealers and to the owners/operators (and ultimately the consumer).

We are experiencing a rapid pace of adoption of our products by manufactures. At December 31, 2005 we had One OEM partner which has grown to six OEM partners at April 13, 2006. We expect the growing number of OEM partners to encourage additional manufacturers to also become our OEM partners. We believe that this represents a long-term market trend which will expand our market penetration and ultimately establish a new expectation for safety in the marketplace.

Our strategy of emphasizing support from and relationships with manufacturers will reduce the number of customers which we deal with directly. We believe our strategy will potentially yield a market-wide change in the expectation for safety yielding increased sales and revenue, improved market access and lower product costs. We are also seeking relationships and agreements with manufacturers of other types of powered closing devises to support our strategy to expand our products into new safety markets, such as slide and swing gates and overhead and garage doors.

Our support from and relationships with a growing number of manufacturers will, we believe, have a positive impact on our strategy to change the expectation for safety throughout the marketplace. Our ultimate strategy is to encourage the industry to change and make additions to the industry’s formal safety standards and rules which strengthen the requirement for safety and in turn enhance the value and necessity of our products. We believe that by increasing market expectations for safety, the industry’s formal safety rules and standards will come under review and increasing pressure to keep pace with the standard of care being practiced by leading manufactures, dealers and gate owners/operators. To further support this strategy, we have engaged Underwriters Laboratories, Inc. (UL) to research and approve our technology for use in barrier, slide and swing applications. Additionally, we are pursuing approval under UL 325 Recognition Component Service Program as a component for use with Commercial Gate Operators. We also plan to demonstrate that our products offer an opportunity to make powered closure devises more safe than is possible with other products.

We believe that as we execute our business plan, we will improve cash flow and achieve profitability. We further believe that our current activities will result in the introduction of new products targeted at the commercial, and residential overhead door markets. We plan to use a similar strategy as we enter the security market which is planned for next year.

Liquidity and Capital Resources

Since inception, we have incurred significant net losses and approximately $14.1 million of negative operating cash flows which we have financed largely from the sale of Common and Preferred Stock. From inception through December 31, 2005 we raised cash of approximately $13.4 million net of issuance costs, principally through private placements of common and preferred stock financings. At December 31, 2005, we had cash and cash equivalents totaling $585,463.

From inception (February 12, 1997) through December 31, 2005, we were largely focused on technology and product development. The estimated dollar amount spent during this period on company-sponsored research and development was $3,351,355, including $352,642 for the year ended December 31, 2004 and $174,292 for the year ended December 31, 2004. Because of the Company’s losses (which aggregate $25,539,538 from inception through December 31, 2005), limited capital, and ongoing product development expenses, Footnote C of the Company’s consolidated financial statements and the accompanying Report of Independent Registered Public Accounting Firm’s report that substantial doubt exists regarding the Company’s ability to continue as a going concern.

The $3,351,355 of direct research and development expenses that we incurred from inception through December 31, 2005 have been directed principally toward our InvisaShield technology and safety products, and to a lesser extent, our security products. Management estimates that sixty (60%) percent was expended toward the development of our core presence-sensing technology, twenty (20%) percent was expended in the miniaturization of our circuitry, fifteen (15%) percent was expended in the design and development of safety products, and five (5%) percent was expended in the design and development of additional products for the security sector of our business.

During 2004, the Company sold 705,750 shares of Common Stock for cash totaling approximately $1,471,000 (principally from the exercise of warrants) and in September 2004, we completed a financing transaction whereby we received approximately $1,937,000 net of transaction expenses. Upon completion of this Preferred Stock offering, the Company liquidated approximately $800,000 of amounts due to related parties and liquidated liabilities to unrelated parties of approximately $200,000 through the issuance of Common Stock or Common Stock Warrants.

During 2004, the Company negotiated the settlement of the SDR Metro, Inc. obligation from the contractual amount of $600,000 to a restructured amount of $250,000.

In August of 2004, the Company paid off its bank line of credit loan totaling approximately $149,000 and discontinued the bank line.

In April 2005, the Company’s Board of Directors anticipated meeting the Company’s cash needs as a result of the planned funding arrangement being negotiated principally by our then CEO. We learned, however, that the financing would not be available on a timely basis or on acceptable terms and the negotiations were ended.

We had cash in excess of $250,000 at the time which would have met our short term needs. However, in view of the unexpected termination of funding negotiations, the CEO recommended that the Company’s operations be closed and that the cash on hand be reserved for employee severance pay and an orderly liquidation of accounts payable. As reported in our Form 8-K filed on April 8, 2005 the then CEO, effective April 15, 2005, terminated the employment of all employees, including our chief operations officer and our chief technology officers, who we consider key employees, and disbursed substantially all of our cash for severance pay and certain liabilities.

Operations, however, were immediately able to resume. Certain of our terminated employees, including our chief operations officer, continued to provide services on an interim basis, as consultants. Certain former officers also provided assistance. Cash for operating purposes was obtained from sales, and over the ensuing two months by (i) a convertible $50,000 line of credit (subsequently increased to $150,000) provided by a stockholder and (ii) a stock purchase commitment from a current stockholder to acquire 666,666 shares. These arrangements enabled us to rehire the desired employees. The CEO and CFO, who were our highest paid employees, were not rehired. The arrangements allowed us to operate in an orderly manner and provided sufficient time for us to negotiate our next round of funding for $1,000,000 before transaction expenses of $122,000.

In October 2005, we completed a Preferred stock offering transaction whereby we received $878,000, net of transaction expenses. We intend to use the cash for general working capital purposes.

While these events improved the Company’s working capital position (we have $94,316 of positive working capital at December 31, 2005), we anticipate that cash to be used in product development and operations, especially in the marketing, production and sale of our products, will increase significantly in the future.

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

We have historically incurred losses. In the twelve months ended December 31, 2005, we sustained net losses of $2.8 million. From inception through December 31, 2005, we have sustained aggregate net losses of $25.5 million. Future losses are expected to continue. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Because we increased our product development activities, we anticipate that we will incur substantial operating expenses in connection with continued research and development, testing and approval of our proposed products, and expect these expenses will result in continuing and, perhaps, significant operating losses until such time, if ever, that we are able to achieve adequate product sales levels. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our proposed products and manufacture, market and sell our products. Because our rate of expenses is high, and due to our very limited resources, our auditors have included an explanatory paragraph in their audit opinion with regard to our ability to continue as a going concern.

We will need to raise additional capital to continue our operations or we may be unable to fund our operations, promote our products or develop our technology.

Our operations have relied almost entirely on external financing to fund our operations. Such financing has historically primarily come from the sale of common stock to third parties and to a lesser degree from loans and revenue from product sales and license fees. We anticipate, based on our current proposed plans and assumptions relating to our operations (including the timetable of, and costs associated with, new product development), that the proceeds of the private placement we completed during 2005, to date, will be sufficient to satisfy our contemplated cash requirements at least through June of 2006. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations and planned growth, develop or enhance our technology, take advantage of business opportunities or respond to competitive market pressures, any of which could raise doubt as to the Company’s ability to continue as a going concern. Any reduction in our operations may result in a lower stock price.

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

We are thinly staffed.

We have numerous projects, which we attempt to direct and manage with only a few employees. Unless and until additional employees are hired, our attempt to manage our numerous projects and obligations with such a limited staff could have adverse consequences, including without limitation, a possible failure to meet reporting deadlines, or a possible failure to consummate investment or acquisition opportunities.

Item 7 - Financial Statements

The Financial Statements of the Company and the accompanying notes thereto, and the Report of Independent Registered Public Accounting Firm is included as part of this Form 10-KSB beginning on Page F-1.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a - Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting (in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act) that occurred during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The nature of the business and the size of the Company have prevented the Company from being able to employ sufficient resources to enable it to have an adequate segregation of duties within its internal control system. This condition is considered a reportable condition and has been discussed with the audit committee. This lack of adequate segregation of duties notwithstanding, the Company currently engages in transactions of such a limited number that our Chief Executive Officer and Chief Financial Officer are capable of exercising significant managerial oversight in connection with such transactions. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The directors, executive officers, and significant employees of the Company at December 31, 2005 are as follows:

		Positions and Offices Presently
Name	Age	Held with the Company
Edmund C. King	70	Director, Chief Financial Officer, Treasurer
Stephen A. Michael	57	Director, acting President, and Chairman
Gregory J. Newell	55	Director
John E. Scates	48	Director
Carl A. Parks	46	Vice President of Operations
Robert T. Fergusson	60	Director of Engineering

There are no family relationships among any directors, executive officers or significant employees.

EDMUND C. KING has served as our Chief Financial Officer and Director since February 9, 2000. Until October 1, 1991, Mr. King was a partner in Ernst & Young, an international accounting and consulting firm. While at Ernst & Young, Mr. King was that firm’s Southern California senior healthcare partner and prior to that directed the Southern California healthcare practice for Arthur Young & Company, one of the predecessor firms of Ernst & Young. During his 30 years with Ernst & Young, Mr. King counseled clients in structuring acquisitions and divestitures; advised on the development of strategic plans; directed the preparation of feasibility studies; assisted with operational and financial restructuring; directed and supervised audits of client financial statements; and provided expert witness testimony and technical SEC consultation. Commencing in 1999, Mr. King became a financial consultant to SmartGate, L.C. that we acquired in February 2000. Mr. King has served as Chief Financial Officer and Director of SmartPlug, Inc. since November 2000 and Chief Financial Officer and Director of FlashPoint International, Inc. since October 2001. From January 1992, Mr. King has been a general partner of Trouver, an investment banking and financial consulting partnership. Mr. King is also a member of the Board of Directors of LTC Properties, Inc., an NYSE listed real estate investment trust. Mr. King is a graduate of Brigham Young University, having served on the National Advisory Council of that school’s Marriott School of Management, and has completed a Harvard University management course sponsored by Ernst & Young. Mr. King also has served as Chairman of the HFMA’s Long-Term Care Committee (Los Angeles Chapter) and is a past member of the National Association of Corporate Directors. He holds CPA certificates in the states of California and Utah.

STEPHEN A. MICHAEL has served as a Director since February 9, 2000 and as President from that date through November 6, 2003. Subsequent to that date, Mr. Michael had served as Chairman. In April 2005 he became acting President. Mr. Michael attended the School of Engineering at Ohio State University. Upon returning from military service in Vietnam, he attended the Schools of Business/Marketing at both Ohio State University and Franklin University. Mr. Michael has also attended the University of Wisconsin School of Engineering to acquire certification in the area of High Energy Surge Suppression and New York University School of Engineering for Advanced Studies in FRP (Fiber Reinforced Plastic) and Composites Engineering. Mr. Michael has served as President and Director of SmartGate, L.C. since January 1997. SmartGate, L.C. became one of our subsidiaries in February 2000. Additionally, he has served as President and Director of SmartPlug, Inc. since January 1997 and President and Director of FlashPoint International, Inc. since October 2001. Mr. Michael has devoted a significant portion of his career to developing functional products, including participating in the development and marketing of the Panasonic Auto Sound-Car dealer system, the Fuzz Buster and the Sears KingFisher Boat.

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

Terminations/Resignations

During 2005 the following Directors and Officers resigned from, or were terminated by, the Company:

Directors
Herbert M. Lustig (effective May 12, 2005)(1)(4)
Joseph F. Movizzo (effective May 24, 2005)(1)(4)
Robert Knight (effective May 31, 2005)(1)(4)

Officers
Herbert M. Lustig, as President and Chief Executive Officer (effective April 15, 2005)(3)
David J. Benedetti, as Chief Financial Officer (effective April 15, 2005)(3)
Edmund C. King, as Chief Financial Officer (effective January 10, 2005)(2)

Other Key Employees
Carl A. Parks, as Vice President of Operations(3)
Robert T. Fergusson, as Director of Engineering(3)

(1)	Resigned - no reason given.
(2)	Mr. King had resigned in order to retire, and was subsequently rehired upon the departure of Mr. Benedetti.
(3)	Employment was terminated in connection with the April 15, 2005 general termination. Messrs. Parks and Fergusson were subsequently rehired by the Company.
(4)	The executive officers of the Company did not know of the reasons for such resignation.

Compensation Committee and Compensation of Directors

Messrs., Newell and Scates serve on the Compensation Committee, which determines the compensation amounts to be paid to our directors, officers and employees. We are currently in the process of establishing a formal plan for compensating our directors. To date, directors have been reimbursed for actual expenses incurred in connection with performing duties as directors and have not received compensation for attendance at meetings, except that Messrs. Newell and Scates were each entitled to be paid an annual director's fee of $10,000 which has not yet been paid and accrues. Amounts accrued through July 31, 2004 have been satisfied through a deferred stock grant arrangement. Currently, directors will be compensated by the grant of options from time to time, under the companies various compensation plans.

The Audit Committee

The audit committee of the Board of Directors currently consists of two directors, Messrs. Newell and Scates, each of whom is a non-employee director, and each of whom meets the independence and other requirements to serve on our audit committee under applicable securities laws and the rules of the SEC and the American Stock Exchange ("AMEX"). Although we are not listed on the AMEX, we have voluntarily chosen to comply with the AMEX audit committee qualification requirements. The Board of Directors has determined that Mr. Newell qualifies as an audit committee financial expert as defined in item 401 of Regulation SB promulgated under the Securities Act of 1933, as amended. Mr. Newell is independent as such term is used in Item 7(d) (3) (IV) of Schedule 14A under the Exchange Act.

Code of Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics and Compliance Program which is applicable to Invisa, Inc. and to all our directors, officers and employees, including Invisa, Inc.’s principal executive officer and principal financial officer, principal accounting officer or comptroller, or other persons performing similar functions.

A copy of the Company’s Code of Ethics may be obtained free of charge by making the request to the Company in writing.

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

Other Advisors

In May 2004, the Company entered into a six-month marketing and investor relations agreement with Aurelius Consulting Group, Inc. (“Aurelius”). Fees paid to Aurelius under that agreement were $8,000 cash and a grant of 30,000 shares of Invisa Common Stock. On January 7, 2005, the Company entered into a new six-month marketing and investor relations agreement with Aurelius. The contract was not renewed. Fees to be paid Aurelius are: $6,000 cash per quarter; and a grant of 100,000 three-year warrants with an exercise price of $0.50. If Aurelius introduces a source of funding that provides $1 million or more to Invisa, then Aurelius is to be paid a consulting fee of $50,000.

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

Item 10 - Executive Compensation

Summary Compensation Table
                         &#160 ;
Annual Compensation				Long Term Compensation Awards
					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
Name and		Salary	Bonus	Compensation	Award(s)	Options	Payouts	Compensation
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)

Herbert M. Lustig(1)	2005	67,961	-------	-------	-------	-------	-------	169,364
	2004	195,000	-------	-------	-------	-------	-------	-------
	2003	32,500	-------	-------	------	-------	-------	-------

Stephen A. Michael,(2) Director and Acting President	2005	------	-------	-------	-------	1,130,000	-------	-------
	2004	12,500	-------	-------	-------	-------	-------	-------
	2003	120,000	-------	43,050	8,400	-------	-------	-------
	2002	120,000	30,000	8,400	------	300,000	30,000	-------

Edmund C. King, Director,(3)	2005	------	-------	-------	-------	1,350,000	-------	7,500
CFO/Treasurer	2004	120,000	-------	-------	-------	-------	-------	-------
	2003	120,000	-------	-------	------	-------	-------	-------
	2002	120,000	-------	22,500	------	-------	-------	-------

(1) Mr. Lustig commenced employment in November 2003. Salary paid to him totaled $32,500 in 2003 and $195,000 in 2004. His employment was terminated in April 2005 and he received $237,325 (other compensation is severance) cash compensation in 2005. An additional $30,636 has been accrued by the Company as an additional severance amount. The severance amount properly owed to Mr. Lustig is currently being reviewed by the company.

(2) Mr. Michael earned a base salary of $12,500 for the month of January 2004 and earned a base salary of $120,000 during the year 2003, none of which was paid in cash; other annual compensation comprised of a car allowance was paid in cash. During 2002, Mr. Michael was paid the following compensation: (i) $80,000 of Mr. Michael’s $120,000 base salary was paid in cash and $40,000 was not paid and accrued; (ii) $16,000 of the bonus was paid in cash and $27,050 was not paid and accrued; (iii) other annual compensation consisted of a car allowance of which $5,600 was paid in cash and $2,800 was not paid and accrues; and (iv) all other compensation consisted of a cash payment of $25,000 in previously unpaid bonuses that had accrued during prior years, and a cash payment of $30,000 in previously unpaid back salary that had accrued during prior years. In late 2004, it was agreed that $243,608 of accrued compensation will be paid with 94,162 shares of unregistered Common Stock to be issued and delivered in 2005 or 2006 at the election of the Company. In 2005 Mr. Michael has not received a salary; he received options to acquire 1,130,000 share of the company’s common stock at market on date of grant.

(3) Mr. King earned a base salary of $120,000 during 2003 and 2004, of which $30,000 was paid each year, respectively, in cash in the form of a consulting fee through Teasdale Corporation, which is controlled by Mr. King; and the remainder accrues. During 2002, Mr. King was paid the following compensation: (i) commencing in October 2002, Mr. King went on full-time salary at the annual base rate of $120,000, of which only $7,500 was paid in cash during the period of its commencement in October 2002 through December 2002, and $22,500 of the salary due during that three-month period was not paid and accrues. From January 2002 through December 2004, Mr. King’s compensation was not paid in salary, but was paid in the form of a monthly consulting fee at $2,500 per month as further described in (ii) next: (ii) this represents the compensation that Mr. King was paid in cash in the form of a monthly consulting fee at $2,500 per month as described in (i) above for the months of January 2002 through December 2004. An additional $30,000 was paid to Mr. King in 2004. This compensation was paid to Mr. King through Teasdale Corporation, which is controlled by Mr. King and which provided consulting services to the Company. In late 2004, it was agreed that $182,500 of accrued compensation will be paid with 70,542 shares of unregistered Common Stock to be issued and delivered in 2005 or 2006 at the election of the Company. In 2005 Mr. King has not received a salary; however, he received options to acquire 1,350,000 shares of the Company’s Common Stock at market on date of grant. In 2005 Mr. King was paid in cash in the form of a monthly consulting fee at $2,500 per month for the months of January 2005 through March 2005, for a total of $7,500.

Dividend Policy

The payment by us of dividends, if any, in the future, rests within the sole discretion of our board of directors. The payment of dividends will depend upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. We have not declared any cash dividends since our inception, and have no present intention of paying any cash dividends on our common stock in the foreseeable future.

Compensation of Directors

The Company is currently establishing a formal plan for compensating its Board of Directors. Currently, directors are reimbursed for actual expenses incurred in connection with performing duties as directors and do not receive compensation for attendance at meetings. From time to time, directors are granted options under the Company’s various stock option plans, as reflected above in Item 10.

Employment Contracts and Termination of Employment and Change in Control Arrangements

HERBERT M. LUSTIG - Mr. Lustig’s Employment Agreement provided for an annual base salary of $195,000 and, within 90 days of executing the Agreement a $15,000 lump sum moving allowance. The Agreement also provided for four (4) weeks of paid vacation and entitlement to participate in any group plans or programs maintained by the Company, such as health insurance, etc. The term of the contract was 38 months, ending January 5, 2007. In the event of early termination of the Agreement by the Company or at Mr. Lustig’s option in the event of a Change in Control, Mr. Lustig would receive a severance consisting of base salary, bonuses and benefits that otherwise would have been due him during the 12 month period following the date of such termination, paid in a lump sum. As part of the Employment Agreement, Mr. Lustig has entered into a Covenant Not to Compete and Confidentiality Agreement that are attached to the Employment Agreement. Mr. Lustig’s employment was terminated in April 2005 and settlement amounts are currently under review by the Company.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of shares of our common stock, as of December 31, 2005 of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors and executive officers; and (iii) all of our current executive officers, directors, and five percent (5%) or more beneficial owners as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Name and Address of Beneficial Owner(1)	Title of Class	Positions Held (Officers & Directors)	Amount and Nature of Shares Beneficially Owned(2)	Percentage Owned(2)
Michael R. Ries, CPA (Trustee)(3)	Common Stock		1,864,584	7.83%
Kenneth D. Doerr (Trustee)(3)	Common Stock		1,864,584	7.83%
M.A.G. Capital, LLC(4)	Common Stock		2,602,322	9.99%
Asset Managers International, Ltd.(5)	Common Stock		2,552,372	9.99%
Stephen A. Michael(6)	Common Stock	Acting President & Chairman	5,405,107	21.38%
Edmund C. King(7)	Common Stock	CFO,Treasurer & Director	602,040	2.49%
Gregory J. Newell(8)	Common Stock	Director	60,000	0.25%
John E. Scates(9)	Common Stock	Director	60,000	0.25%

All directors, executive officers, and 5% beneficial owners as a group (4 persons; 6,127,147 shares, 25.82% (approx.))

(1)
Unless otherwise provided herein all addresses are c/o Invisa, Inc., 6935 15th Street East, Suite 120, Sarasota, Florida 34243. The address for Mr. Ries is 4837 Swift Road, Suite 210, Sarasota, Florida 34231; for Mr. Doerr is 240 South Pineapple Avenue, Sarasota, Florida 34230; for Mr. Williams is 7954 Royal Brikdale Circle, Bradenton, FL 34202 and for M.A.G. Capital, LLC, Mercator Momentum Fund, LP and Mercator Pointe Fund, Ltd. is 555 South Flower Street, Suite 4500, Los Angeles, California 90071.

(2)
The percentage calculations are based on 23,799,268 shares that were outstanding as of December 31, 2005 plus the respective beneficial shares owned by each selling stockholder. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of December 31, 2005 are deemed outstanding for computing the number and the percentage of outstanding shares beneficially owned by the person holding such options but are not deemed outstanding for computing the percentage beneficially owned by any other person.

(3)
Includes: (i) 1,864,584 shares held by Mr. Doerr as Trustee of the Spencer C. Duffey Irrevocable Trust, a Trust created by Samuel S. Duffey, for his son; and (ii) 1,864,584 shares held by Mr. Ries as Trustee of the Elizabeth R. Duffey Irrevocable Trust, a Trust created by Samuel S. Duffey, for his daughter. Samuel S. Duffey disclaims beneficial ownership of such shares in these trusts.

(4)
The following table depicts the total number of shares that M.A.G. Capital, LLC beneficially owns on behalf of itself and its affiliated funds (Mercator Momentum Fund, LP, Monarch Pointe Fund, Ltd., and Mercator Momentum Fund III, LP). David F. Firestone is the managing member of M.A.G. Capital LLC, and as such he has beneficial ownership of shares owned by M.A.G. Capital LLC and its affiliated funds.

Name	Number of Shares of common stock Currently Held	Number of Shares of common stock Beneficially Owned	Number of Shares to be Received Upon Conversion of Series A Preferred Stock (*)	Number of Shares to be Received Upon Conversion of Series B Preferred Stock (*)	Number of Shares to be Received Upon Exercise of Warrants (*)
M.A.G. Capital, LLC	1,245,900	2,602,322	0	0	900,000
Mercator Momentum Fund, LP	403,417	1,653,264	4,238,183	0	250,568
Monarch Pointe Fund, Ltd.	824,983	2,074,830	8,550,250	1,666,667	901,432
Mercator Momentum Fund III, Ltd.	17,500	1,048,833	0	833,333	198,000

Total			12,788,433	2,500,000	2,250,000

(*)Each share of Series A Preferred Stock and Series B Preferred Stock may be converted by the holder into that number of shares of common stock as is determined by dividing 100 by .12. The documentation governing the terms of the Series A Preferred Stock, the Series B Preferred Stock and the warrants contains provisions prohibiting any conversion of the Series A Preferred Stock or the Series B Preferred Stock or exercise of the warrants that would result in M.A.G. Capital, LLC, Mercator Momentum Fund, LP, Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, LP and their affiliates, collectively beneficially owning more than 9.99% of the outstanding shares of our common stock as determined under Rule 13d-3 of the Securities Exchange Act of 1934. As a result of these provisions, none of such entities hold beneficial ownership of more than 9.99% of the outstanding shares of our common stock. However, for purposes of clarity, the table above shows the conversion and exercise figures in the columns with an asterisk as if there was no 9.99% limitation in place. The total number of shares that M.A.G. Capital, LLC and its affiliates could receive upon exercise of all warrants and conversion of all preferred stock (assuming that there was no 9.99% limitation in place) is 17,538,433.

(5)
Asset Managers International, Ltd. has 5,833,333 shares of common stock that may be acquired upon the conversion of outstanding Series B Preferred Stock (at an assumed conversion price of $0.12 per share) and 1,750,000 shares of common stock that may be acquired upon the exercise of the immediately exercisable warrants at $0.30 per share. The documentation governing the terms of the Series B Preferred Stock and warrants contains provisions prohibiting any conversion of the Series B Preferred Stock or exercise of the warrants that would result in Asset Managers International, Ltd. and its affiliates collectively beneficially owning more than 9.99% of the outstanding shares of our common stock as determined under Rule 13d-3 of the Securities Exchange Act of 1934. As a result of these provisions, none of such entities hold beneficial ownership of more than 9.99% of the outstanding shares of our common stock. The natural persons who beneficially own the securities held by Asset Managers International Ltd. are the directors of Asset Managers International Ltd, which are Oskar Lewnowski and William Maycock.

(6)
Includes 3,925,107 shares owned by Mr. Michael and options to purchase 1,480,000 shares. Of the 1,480,000 currently vested options: 300,000 were granted to Mr. Michael in 2000 with an exercise price of $3.00 per share and an expiration date of July 26, 2007; 300,000 were granted in 2002 with an exercise price of $3.85 per share and an expiration date of January 21, 2007; 400,000 were granted to Mr. Michael in 2005 with an exercise price of $0.09 per share and an expiration date of June 15, 2015; and 480,000 were granted to Mr. Michael in 2005 with an exercise price of $0.10 per share and an expiration date of August 25, 2015. Mr. Michael also has an option to purchase an additional 250,000 shares. However, such option is not yet vested nor will it be vested within 60 days of the date hereof. The 1,480,000 vested options and the 250,000 nonvested options were granted pursuant to the Company’s option plans.

(7)	Includes 197,040 shares held in Mr. King’s name, 5,000 shares held in the name of the King Family Trust, and Mr. King’s options to purchase 400,000 shares.

(8)	Includes options to purchase 60,000 shares.

(9)	Includes options to purchase 60,000 shares.

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

In 2004, the Company cancelled accrued compensation due to certain directors, officers, and former employees in exchange for shares of Common Stock. The following table sets forth these amounts:

	Accrued	Common
	Compensation	Stock
Stephen Michael	$243,608	94,161
Samuel Duffey	149,524	57,795
William Dolan	135,500	52,374
Edmund King	182,500	70,542
Robert Knight	20,000	7,732
Gregory Newell	20,000	7,732
John Scates	20,000	1,932

	$776,132	300,000

Item 13 - Exhibits List

INDEX TO EXHIBITS

ITEM NO.	DESCRIPTION
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

10.3[1]	Form of Plan 2003 Option Agreement with Joseph F. Movizzo - May 13, 2003 (including form of Letter of Investment Intent)

10.4[1]	Consulting Agreement - March 2003 between Crescent Fund, Inc. and the Company

10.5[1]	Agreement dated as of April 24, 2003 between Alan A. Feldman and the Company

10.6[1]	Financing Agreement dated as of May 9, 2003 between BarBell Group, Inc. and the Company

10.7[1]	Series 2003A 7% Convertible Note Due June 9, 2004, dated May 9, 2003 from the Company to BarBell Group, Inc.

10.8[1]	Investment Agreement dated as of May 9, 2003 between BarBell Group, Inc. and the Company

10.9[1]	Warrant to Purchase Shares of Common Stock dated as of May 9, 2003, issued by the Company to BarBell Group, Inc.

10.10[1]	Registration Rights Agreement dated as of May 9, 2003 between the Company and BarBell Group, Inc.

10.11[1]	Broker-Dealer Placement Agent Selling Agreement - May 2003 between Capstone Partners LC and the Company

10.12[2]	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 between Capstone Partners LC and the Company

10.13[2]	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 executed by Nautilus Technologies, Ltd. - subscribing for 125,000 Units

10.14[2]	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 executed by GM Capital Partners, Ltd. - subscribing for 50,500 Units

10.15[2]	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 executed by Kallur Enterprises, Ltd. - subscribing for 50,000 Units

10.16[2]	Publicity Agreement - July 2003 between Capital Financial Media, Inc. and the Company

10.17[2]	Consulting Agreement - July 2003 between National Financial Communications Corp. and the Company

10.18[2]	Agreement - July 2003 between Brooks Houghton & Company, Inc. and the Company

10.19[2]	Non-Exclusive Financial Advisor Agreement - July 2003 between Source Capital Group, Inc. and the Company

10.20[2]	Consulting Agreement - July 2003 between Patrick W.H. Garrard d/b/a The Garrard Group of West Redding, CT and the Company

10.21[2]	Investment Agreement Modification I dated as of July 21, 2003 by and among Invisa, Inc. and BarBell Group, Inc.

10.22[2]	Joint Development Agreement - July 2003 between Dominator International Ltd. And SmartGate, L.C.

10.23[3]	Engagement Agreement dated September 9, 2003 between G.M. Capital Partners, Ltd and Invisa, Inc.

10.24[4]	Employment Agreement dated November 6, 2003 between Herb Lustig and Invisa, Inc.

10.25[4]	Severance Agreement dated November 13, 2003 between Samuel S. Duffey and Invisa, Inc.

10.26[4]	Agreement dated November 13, 2003 between Invisa, Inc. and the Duffey related shareholders

10.27[5]	SDR Metro Inc. letter extension agreement

10.28[5]	SDR Metro Inc. confirmation letter agreement

10.29[5]	Severance Agreement dated January 26, 2004 between Stephen A. Michael and Invisa, Inc.

10.30[5]	Consulting Agreement dated January 26, 2004 between Stephen A. Michael and Invisa, Inc.

10.31[5]	Severance Agreement dated December 31, 2003 between William W. Dolan and Invisa, Inc.

10.32[5]	Agreement dated February 11, 2004 between The Video Agency, Inc. and Invisa, Inc.

10.33[5]	Employment Agreement dated March 2004 between Charles Yanak and Invisa, Inc.

10.34[5]	2003-A Employee, Director, Consultant and Advisor Stock Compensation Plan.

10.35[5]	First Amendment to Invisa, Inc., 2003 Incentive Plan Date As of November 6, 2003

10.36[5]	Stock Option Agreement for Herb M. Lustig dated November 6, 2003

10.37[6]	Subscription Agreement for issuance of 22,000 shares of Series A Convertible Preferred Stock and Common Stock Warrants

10.38[6]	Registration Rights Agreement

10.39[6]	Warrants to Purchase Common Stock (Mercator Momentum Fund, LP, Mercator Advisory Group, LLC, and Monarch Pointe Fund, Ltd.)

10.40[6]	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock.

10.41[7]	Marketing Agreement between Aurelius Consulting Group and Invisa, Inc.

10.42[7]	Lease Agreement among HAR-WAL ASSOCIATES, INC. and WR-I ASSOCIATES, LTD. and Invisa, Inc. dated September dated September 23, 2004

14[1]	Code of Business Conduct and Ethics and Compliance Program

31.1[8]	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2[8]	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1[8]	Certification Pursuant to 18 U.S.C. Section 1350.

32.2[8]	Certification Pursuant to 18 U.S.C. Section 1350.

[1]	Previously filed on June 23, 2003 with Invisa’s Form 10-KSB for the fiscal year ended December 31, 2002 and are incorporated by reference.

[2]	Previously filed on August 1, 2003 with Invisa’s Form 10-QSB for the quarter period ended June 30, 2003 and are incorporated by reference.

[3]	Previously filed on September 17, 2003 with Invisa’s Form 8-KA (Amendment No. 1) dated September 9, 2003 and is incorporated by reference.

[4]	Previously filed on November 14, 2003 with Invisa’s Form 8-K dated November 6, 2003 and are incorporated by reference.

[5]	Previously filed on April 14, 2004 with Invisa Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference.

[6]	Previously filed on August 18, 2004 with Invisa Form 10-QSB and incorporated herein by reference.

[7]	Previously filed on February 7, 2005 with Invisa Form 10-KSB for the fiscal year ended December 31, 2004 and incorporated herein by reference.

[8]	Filed herewith.

Item 14 - Principal Accountant Fees and Services

Fees for the Year ended December 31, 2005 were:

Audit fees	$99,328
Audit related fees	$-
Tax fees	$-

Fees for the Year ended December 31, 2004 were:

Audit fees	$112,004
Audit related fees	$-
Tax fees	$15,000

The audit committee has approved 100% of the above services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereonto duly authorized.

INVISA, INC.

Dated: April 17, 2006	By:	/s/ Stephen A. Michael
Stephen A. Michael
Acting President and Chairman

Dated: April 17, 2006	By:	/s/ Edmund C King
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

Date: April 17, 2006	/s/ Stephen A. Michael
Stephen A. Michael, Acting President and Chairman

Date: April 17, 2006	/s/ Edmund C. King
Edmund C. King, Chief Financial Officer, Director

Date: April 12, 2006	/s/ Gregory J. Newell
Gregory J. Newell, Director

Date: April 12, 2006	/s/ John E. Scates
John E. Scates, Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Invisa, Inc.

We have audited the accompanying consolidated balance sheet of Invisa, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period then ended, and for the period from February 12, 1997 (inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invisa, Inc. as of December 31, 2005 and the consolidated results of its operations and its cash flows for each of the years in the two-year period then ended, and for the period from February 12, 1997 (inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred significant losses and used cash in operating activities during the years ended December 31, 2005 and 2004 and expects that additional capital will be required in order to continue operations in 2006. These factors, among others, as discussed in Note B, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Aidman, Piser & Company, P.A.
Tampa, Florida
January 26, 2006

Invisa, Inc. and Subsidiaries
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEET

December 31,
2005
ASSETS
Current assets:
Cash and cash equivalents	$585,463
Accounts receivable	27,268
Inventories	47,475
Prepaids and other current assets	13,360
Total current assets	673,566

Furniture, fixtures and equipment, net of $89,158 accumulated depreciation	46,398
Patent, net of $1,576,470 accumulated amortization	5,123,529

Total assets	$5,843,493

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$43,550
Accrued expenses	122,951
Due to stockholders and officers	394,000
Preferred dividends payable	18,750

Total current liabilities	579,251

Commitment and contingencies (Note J)	-----

Stockholders’ equity
Convertible Preferred Stock, 5 million shares authorized ($0.001 par value):
Series A, 14,500 shares issued and outstanding	1,277,000
Series B, 10,000 shares issued and outstanding	1,000,000
Common Stock; 95,000,000 shares authorized ($.001 par value), 23,799,268 shares issued and outstanding	23,799
Additional paid-in capital	31,087,395
Stock subscriptions receivable	(268,904)
Deficit accumulated during the development stage	(27,855,048)

Total stockholders’ equity	5,264,242

Total liabilities and stockholders’ equity	$5,843,493

See notes to consolidated financial statements.

Invisa, Inc. and Subsidiaries
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS

			February 12,
			1997 (Date of
			inception)
			through
	Years Ended December 31,		December 31,
	2004	2005	2005

Net sales	$197,484	$239,285	$1,197,351
Cost of goods sold	259,653	122,761	854,127
Gross profit (loss)	(62,169)	116,524	343,224

Other operating revenues	----	300,000	300,000

Research and development costs	352,642	174,292	3,351,355
Selling, general and administrative expenses	2,239,134	1,227,592	13,782,916
Patent amortization	788,235	788,235	3,070,129
Impairment of patent	-----	-----	5,517,808

Loss from operations	(3,442,180)	(1,773,595)	(25,078,984)

Other income (expense):
Interest (expense) income, net	15,360	2,677	(820,554)
Debt extinguishment gain	360,000	-----	360,000
	375,360	2,677	(460,554)

Loss before income tax	(3,066,820)	(1,770,918)	(25,539,538)
Income tax	-----	-----	-----

Net loss	(3,066,820)	(1,770,918)	(25,539,538)

Non-cash constructive dividend related to Convertible Preferred Stock accretions	(1,296,640)	(1,000,000)	(2,296,640)
Preferred Stock dividends	-----	(18,870)	(18,870)
Net loss applicable to Common Stockholders	$(4,363,460)	$(2,789,788)	$(27,855,048)

Net loss per share applicable to Common Stockholders:
Basic and diluted	$(0.22)	$(0.12)

Weighted average Common Stock shares outstanding: Basic and diluted
	19,899,052	22,742,956

See notes to consolidated financial statements.

Invisa, Inc. and Subsidiaries
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
									Deficit
									Accumulated
	Convertible						Additional	Stock	During the
	Preferred Stock			Common Stock			Paid-In	Subscriptions	Development
	Shares	Amount		Shares	Amount		Capital	Receivable	Stage	Total
FEBRUARY 12, 1997 (INCEPTION)	-----	$	-----	-----	$	-----	$ -----	$ -----	$ -----	$	-----
Summary of transactions from February 12, 1997
through December 31, 2003:
Issuance of Common Stock to founders	-----		-----	6,105,128		5,980	(5,980)	-----	-----		-----
Issuance of Common Stock for cash	-----		-----	4,257,350		4,257	9,031,704	-----	-----		9,035,961
Exercise of stock options	-----		-----	924,214		924	984,076	(985,000)	-----		-----
Offering costs	-----		-----	500,000		500	637,436	-----	-----		637,936
Conversion of notes payable	-----		-----	635,022		635	449,365	-----	-----		450,000
Original issue discount on notes payable	-----		-----	-----		-----	201,519	-----	-----		201,519
Common Stock issuable for rent	-----		-----	164,799		290	88,084	-----	-----		88,374
Issuance of Common Stock for services	-----		-----	487,069		488	1,135,399	-----	-----		1,135,887
Issuance of Common Stock options for services	-----		-----	-----		-----	516,593	-----	-----		516,593
Original issue discount	-----		-----	-----		-----	144,000	-----	-----		144,000
Issuance of Common Stock related to reorganization	-----		-----	2,009,000		2,009	227,991	-----	-----		230,000
Issuance of Common Stock related to Radio Metrix merger	-----		-----	3,685,000		3,685	11,268,815	-----	-----		11,272,500
Interest accrued on notes related to stock subscriptions receivable	-----		-----	-----		-----	229,836	(229,836)	-----		-----
Settlement of accounts in connection with severance agreements	-----		-----	-----		-----	544,090	923,432	-----		1,467,522
Net Loss	-----		-----	-----		-----	-----	-----	(20,701,920)		(20,701,920)
BALANCE AT DECEMBER 31, 2003	-----		-----	18,767,582		18,768	25,452,928	(291,404)	(20,701,920)		4,478,372
Exercise of Stock Warrants	-----		-----	602,000		602	1,138,143	-----	-----		1,138,745
Exercise of Stock Options	-----		-----	103,750		103	332,084	-----	-----		332,187
Issuance of Convertible Preferred Stock and detachable Warrants for cash, net of costs paid in the form of common stock	22,000		640,360	162,500		163	1,296,477	-----	----		1,937,000
Non-cash constructive dividend related to beneficial conversion features of Convertible Preferred Stock	----		1,296,640	----		----	----	----	(1,296,640)		----
Conversion of Convertible Preferred Stock into Common Stock	(7,500)		(660,000)	1,500,000		1,500	658,500	----	----		----
Issuance of Common Stock for services	----		----	119,075		119	118,956	----	----		119,075
Issuance of Common Stock for settlement of cash advances	----		----	80,925		81	80,844	----	----		80,925
Issuable Common Stock for settlement of related party accrued compensation	----		----	300,000		300	194,700	----	----		195,000
Gain on related party accrued compensation extinguishment	----		----	----		----	581,132	----	----		581,132
Issuance of Common Stock options for services	----		----	----		----	34,394	----	----		34,394
Issuance of Common Stock Warrants for settlement of royalty contract	----		----	----		----	91,400	----	----		91,400
Interest accrued on notes related to stock subscriptions receivable	----		----	----		----	19,000	(19,000)	----		----
Collections of stock subscriptions receivable	----		----	----		----	----	36,500	----		36,500
Adjustment of stock subscriptions receivable	----		----	----		----	(20,000)	20,000	----		----
Net loss	----		----	----		----	----	----	(3,066,820)		(3,066,820)
BALANCE AT DECEMBER 31, 2004	14,500		1,277,000	21,635,832		21,636	29,978,558	(253,904)	(25,065,380)		5,957,910
Issuance of Convertible Preferred Stock and detachable Warrants for cash, net of costs paid	10,000		----	----		----	878,000	-----	----		878,000
Non-cash constructive dividend related to Convertible Preferred Stock accretions	----		1,000,000	----		----	----	----	(1,000,000)		----
Issuance of Common Stock for cash	----		----	1,066,662		1,066	78,934	----	----		80,000
Issuance of Common Stock for services	----		----	1,096,774		1,097	103,903	----	----		105,000
Issuance of Common Stock options for services	----		----	----		----	33,000	----	----		33,000
Interest accrued on notes related to stock subscriptions receivable	----		----	----		----	15,000	(15,000)	----		----
Preferred Stock Series B dividend	----		----	----		----	----	----	(18,750)		(18,750)
Net loss	----		----	----		----	----	----	(1,770,918)		(1,770,918)
BALANCE AT DECEMBER 31, 2005	24,500		$2,277,000	23,799,268		$23,799	$31,087,395	$(268,904)	$(27,855,048)		$5,264,242

See notes to consolidated financial statements.

Invisa, Inc. and Subsidiaries
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			February 12,
			1997 (Date of
			inception)
			Through
	Years Ended December 31,		December 31,
	2004	2005	2005

Cash flows from operating activities:
Net loss	$(3,066,820)	$(1,770,918)	$(25,539,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Patent impairment	----	-----	5,517,808
Depreciation and amortization	861,806	809,515	3,607,604
Common Stock and options exchanged for services/settlements	244,869	138,000	2,761,140
Debt extinguishment gain	(360,000)	----	(360,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(30,045)	30,238	(173,982)
Inventories	184,370	692	(47,475)
Prepaids and other assets	(56,885)	70,371	(13,360)
Accounts payable, trade	(169,449)	(46,665)	43,550
Accrued expenses	(49,070)	43,989	72,941
Deferred revenue	-----	(300,000)	----
Net cash used in operating activities	(2,441,224)	(1,024,778)	(14,131,312)

Cash flows from investing activities:
Patent acquisition	-----	----	(550,000)
Transaction costs in connection with RMI business combination	-----	----	(121,475)
Purchases of furniture, fixtures and equipment	(46,421)	(5,347)	(238,846)
Net cash used in investing activities	(46,421)	(5,347)	(910,321)

Cash flows from financing activities:
Net change in line of credit	(149,402)	----	----
Proceeds from notes payable	----	50,000	50,000
Proceeds from notes payable and redeemable Common Stock, net	-----	----	908,000
Payment of notes payable	(470,869)	(50,000)	(520,800)
Collection of stock subscriptions	36,500	----	36,500
Due to shareholders and officers	(6,464)	67,000	1,520,983
Proceeds from sale of convertible Preferred Stock, net	1,937,000	878,000	2,815,000
Proceeds from sale of Common Stock, net	1,470,932	80,000	10,587,413
Cash received with combination transaction	-----	----	230,000
Net cash provided by financing activities	2,817,697	1,025,000	15,627,096

Net (decrease) increase in cash	330,052	(5,125)	585,463
Cash at beginning of period	260,536	590,588	-----
Cash at end of period	$590,588	585,463	$585,463

See notes to consolidated financial statements.
(Continues)

Invisa, Inc. and Subsidiaries
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

					February 12,
					1997 (Date of
					inception)
					through
	Year Ended December 31,				December 31,
	2004		2005		2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest		$8,875	$	-----	$229,162

Non-cash financing and investing activities:

Notes payable incurred in connection with merger transactions	$	-----	$	-----	$1,300,000

Notes payable canceled in connection with merger transaction	$	-----	$	-----	$337,489

Common Stock issued in connection with merger transaction (3,685,000 shares)	$	-----	$	-----	$11,272,500

Due to employees in connection with merger transaction	$	-----	$	----	$175,000

Accrued expenses assumed in connection with merger transaction	$	-----	$	----	$50,000

Exchange of liabilities for Common Stock		$857,057	$	----	$857,057

Common Stock issued representing stock offering commitment (200,000 shares)		$554,000	$	-----	$554,000

Preferred dividends accrued as liabilities	$	-----		$18,750	$18,750

Non-cash preferred stock accretions		$1,296,640		$1,000,000	$2,296,640

See notes to consolidated financial statements.

NOTE A - DESCRIPTION OF ORGANIZATION AND BUSINESS

Invisa, Inc., (the “Company” or “Invisa”) is a development stage enterprise that incorporates safety system technology and products into automated closure devices, such as parking gates, sliding gates, overhead garage doors and commercial overhead doors. Invisa has also demonstrated production-ready prototypes of security products for the museum and other markets. The Company has not fully implemented its sales and marketing plan and has, therefore, not emerged from the development stage. The Company, however, is currently manufacturing and selling powered closure safety devices for certain gates. The Company acquired a license to use the core technology used in the powered closure safety devices in 1992.

NOTE B - LIQUIDITY AND MANAGEMENT’S PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2005 and since the date of inception, the Company has had net losses applicable to Common Shareholders of $2.8 million and $27.8 million, respectively. As of December 31, 2005, the Company has not emerged from the development stage and has working capital of $0.1 million. Since inception, the Company has financed its operations principally from the sale of equity securities, as the Company has not generated significant revenues from the sales of its products. Continuation of the Company as a going concern is dependent upon additional external funding and, ultimately, a substantial increase in sales volume and achievement of profitable operations. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. While management believes that such financing and licensing sources will be available to the Company, there can be no assurance in that regard. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Invisa and its wholly owned subsidiaries, SmartGate, L.C. and RMI. All intercompany balances and transactions have been eliminated. Both of the subsidiaries were merged into Invisa in December 2004.

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

Invisa, Inc. and Subsidiaries
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalents at a major commercial bank. Such amounts are in excess of the maximum federally insured amounts.

Accounts Receivable, Major Customer Information and Export Sales

Accounts receivable are due primarily from companies in the gate manufacturing industry located throughout the United States and the United Kingdom. Credit is extended based on an evaluation of the customers’ financial condition and, generally, collateral is not required. Account balances are evaluated for collectibility based on the condition of the customers’ credit including repayment history and trends and relative economic and business conditions. Bad debts have not been significant. During 2004 and 2005, Magnetic Automation Corp. was our largest customer, comprising approximately 20% of our product revenues in both years.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a method with approximates the first-in, first-out method.

Furniture, Fixtures and Equipment

Furniture, fixtures, and equipment are depreciated on a straight-line basis over their estimated useful lives, principally five years. Leasehold improvements are amortized over the term of the lease or the estimated useful lives, whichever is shorter. Depreciation expense was $73,570 and $21,280 for 2004 and 2005, respectively.

Patent

The patent for the Company’s underlying technology is amortized on a straight-line method over 10 years, which represents the remaining useful life of the patent. At December 31, 2003, the Company recorded an impairment charge of $5,517,808 that was included in the consolidated statement of operations to reflect the fair value as determined by the Company’s management. The patent impairment results principally from perceived shifts in markets and our approach to such markets requiring more reliance on our patents applied for and less on the original patent. Realization of the patents’ carrying value will require 60% minimum revenue growth through 2012, which management believes is achievable. Amortization is $788,235 per year.

Invisa, Inc. and Subsidiaries
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue

Product sales under fixed price arrangements are recognized as revenue upon shipment of product (when title transfers to the purchaser) and collectability is assured. Other operating revenues relate to services and are recorded as earned.

Licensing agreement

In July 2002 Invisa entered into an Original and Independent Distribution License Agreement with Rytec Corporation (the Agreement) and received $300,000 cash representing an advance on the first 3000 units purchased by Rytec. In February 2005, because of extended development efforts by Invisa, the Agreement was revised to recharacterize the $300,000 deposit as compensation to the Company for engineering expenditures and efforts expected by Invisa during 2005. Price reductions reflected in the original Agreement were also discontinued.

Shipping costs

Shipping and handling costs totaling $4,488 and $5,405 for 2004 and 2005, respectively, are included in cost of sales in the accompanying statements of operations.

Research and Development Costs

Research and development costs consist of direct and indirect costs that are associated with the development of the Company’s technology. These costs are expensed as incurred.

Advertising Costs

The Company’s policy is to expense advertising costs as incurred. The Company had no advertising costs during 2004 and 2005.

Warranty Costs

The Company warrants its products for ninety days. Estimated warranty costs are recognized in the period product is shipped. However, there have been no significant warranty costs incurred through December 31, 2005, nor are any significant amounts expected to occur subsequently. Accordingly, no warranty liability has been recognized for any period presented.

Invisa, Inc. and Subsidiaries
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and due to stockholders. The carrying amounts of these financial instruments approximate their fair value, due to the short-term nature of these items and the use of market rates of interest.

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

Stock-Based Compensation

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

Invisa, Inc. and Subsidiaries
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Had compensation cost for the Company’s stock options been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123, the Company’s net loss and net loss per common share would have been the pro forma amounts indicated below (see also Note I):

	Year Ended December 31,
	2004	2005

Net loss applicable to Common Stockholders, as reported	$(4,363,460)	$(2,789,788)

Add: stock-based employee compensation cost under the fair value based method, net of related tax effects	(887,595)	(353,110)

Pro forma net loss applicable to Common Stockholders	$(5,251,055)	$(3,142,898)

Net loss per share-applicable to Common Stockholders basic and diluted:
as reported	$(0.22)	$(0.12)
pro forma	$(0.26)	$(0.14)

New Accounting Pronouncements

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

Invisa, Inc. and Subsidiaries
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (continued):

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction (“SFAS 154”), which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

In February 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 155 (SFAS No. 155), Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an imbedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interest in securitized financial assets must be evaluated to identify interest containing embedded derivatives requiring bifurcation. The amendments to SFAS 133 also clarify that interest-only and principal-only strips are not subject to the requirements of the SFAS, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS No. 155 amends SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not anticipate that the adoption of this statement to have a material impact on its consolidated financial statements.

NOTE D - INVENTORIES

Inventories consist of the following at December 31, 2005:

Finished goods	$4,371
Raw materials	43,104
$47,475

Invisa, Inc. and Subsidiaries
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2005:

Accrued compensation and related taxes	$22,083
Severance	100,868
$122,951

NOTE F - DUE TO STOCKHOLDERS AND OFFICERS

Due to stockholders and officers consists principally of amounts accrued in connection with severance agreements with two principal stockholders. The amounts payable are non-interest bearing (see Note K).

NOTE G - LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	December 31,
	2004	2005
Numerator:
Net loss applicable to Common Stockholders	$(4,363,460)	$(2,789,788)

Denominator:
For basic loss per share - weighted average shares	19,899,052	22,742,956
Effect of dilutive securities - stock options	-----	-----
For diluted loss per share	19,899,052	22,742,956

Net loss per share - applicable to Common Stockholders basic and diluted	$(0.22)	$(0.12)

Options and warrants to purchase 5,511,013 and 13,074,546 shares of Common Stock as of December 31, 2004 and 2005, respectively, are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive.

NOTE H - COMMON STOCK

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

Invisa, Inc. and Subsidiaries
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - COMMON STOCK - Continued

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

In September 2004, the Company issued 22,000 shares of Series A Convertible Preferred Stock in the face amount of $2,200,000 for $1,937,000 (net of $263,000 transaction expenses) which was paid in the respective amounts of $1,158,200 and $778,800 at closing. Additionally, the transaction included:

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

•
The Preferred Stock is non-voting, entitled to dividends only when, or if, declared by the Board of Directors and has preference over the Common Stock in the event of the Company’s liquidation. The Preferred Stock is convertible into Common Stock at the option of the holder. The conversion price is equal to 80% of the market price at the time of conversion, subject to a floor of $0.50 per share and a ceiling of $1.17 per share. During 2005, the floor was modified to $0.12 per share as an inducement to execute the Series B Convertible Preferred Stock transaction discussed below.

We accounted for the host instrument as equity under the guidance of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and under provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, we accounted for both the beneficial conversion feature and the warrants as equity as well.

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

Invisa, Inc. and Subsidiaries
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - COMMON STOCK - Continued

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

In August 2005, the Company issued 10,000 shares of Series B Convertible Preferred Stock in the face amount of $1,000,000 for $878,000 (net of $122,000 transaction expenses) which was paid in the respective amounts of $378,000 and $500,000 at closing. Additionally, the transaction included:

•
Detachable warrants to acquire up to 2,500,000 shares of the Company’s Common Stock at $0.30 per share. The warrants expire on August 31, 2010 and are subject to call by the Company upon the Common Stock trading at a price of $0.60, a minimum trading volume of 60,000 shares for 20 consecutive days and the registration statement being effective.

•
In addition to the transaction costs referred to above, the Company granted warrants to acquire up to 666,667 shares of the Company’s Common Stock at $0.16 per share to a broker. The term of the warrants is three years.

•
The Preferred Stock is non-voting and is entitled to receive dividends at an annual rate equal to the lower of the Prime Rate plus 3.5% or 9%. The dividend may either be paid in cash or registered shares of the Company’s Common Stock, subject to certain limitations. The Preferred Stock is convertible into Common Stock at the option of the holder. The conversion price is equal to 80% of the market price at the time of conversion, subject to a floor of $0.12 per share and a ceiling of $0.275 per share.

We accounted for the host instrument as equity under the guidance of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and under provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, we accounted for both the beneficial conversion feature and the warrants as equity as well.

Invisa, Inc. and Subsidiaries
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I- STOCK OPTION AND WARRANT ACTIVITY

The Company has four stock-based compensation plans which provides for the granting of options to purchase the Company’s Common Stock to employees, directors, consultants and advisors. The options granted are subject to a vesting schedule as set forth in each individual option agreement.

Maximum Shares
of Common Stock
Plan	which can be issued
2000 Plan	1,500,000
2002 Plan	1,500,000
2003 Plan	1,500,000
2003A Plan	3,500,000
8,000,000

Activity with respect to the stock-based compensation plans is summarized as follows:

	Shares	Range of Exercise Prices	Weighted-average Option price per share
Balance at January 1, 2004	4,749,336	$3.00-5.32	$3.14

Options granted	1,600,000	$2.00	$2.00
Options exercised	(20,000)	$3.00	$3.00
Options canceled	(4,705,002)	$3.00-5.32	$1.52
Outstanding at December 31, 2004	1,624,334		$3.35

Options granted	5,377,500	$0.08-0.16	$0.11
Options canceled	(30,000)	$2.00-3.50	$2.93
Outstanding at December 31, 2005	6,971,834		$0.85

Options exercisable	4,841,000		$1.18

Activity with respect to warrants for common stock is as follows:

	Shares	Range of Exercise Prices	Weighted-average Option price per share
Balance at January 1, 2004	2,489,595

Warrants granted	2,098,500	$1.00-$1.75	$1.14
Warrants exercised	(685,750)	$1.00-$3.25	$1.77
Warrants canceled	(15,666)	$1.00	$1.00
Outstanding at December 31, 2004	3,886,679

Warrants granted	3,833,333	$0.08-0.30	$0.24
Warrants exercised	(399,996)	$0.08	$0.08
Warrants canceled	(1,217,304	$1.00-$1.07	$1.03
Outstanding at December 31, 2005	6,102,712		$0.74

Warrants exercisable	6,102,712		$0.74

Invisa, Inc. and Subsidiaries
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - STOCK OPTION AND WARRANT ACTIVITY (continued)

The range of exercise prices, shares, weighted-average remaining contractual life and weighted-average exercise price for the options and warrants outstanding at December 31, 2005 is presented below:

Range of Exercise prices	Shares	Weighted-average Remaining Contractual life	Weighted-average Exercise price
$0.07-$0.30	8,810,837	7.5 years	$0.17
$1.00-$1.75	2,448,500	1.8 years	$1.12
$2.00-$7.25	1,815,209	2.5 years	$3.45

The range of exercise prices, shares and weighted-average exercise price for the options and warrants exercisable at December 31, 2005 are presented below:

Range of Exercise prices	Shares	Weighted average Exercise price
$0.07-$0.30	6,743,337	$0.18
$1.00-$1.75	2,448,500	$1.12
$2.00-$7.25	1,751,875	$3.50

For pro forma disclosure purposes (see Note D), the fair value of the options granted in 2004 and 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the above years:

	2004	2005
Dividend yield	0.00%	0.00%
Expected volatility	50% - 68%	209%-228%
Risk free interest rates	3.00%	2.00%
Expected lives	3 years	3 years

The weighted-average grant date fair value for options granted during 2004 and 2005 was approximately $1.51 and $0.12.

NOTE J - COMMITMENT AND CONTINGENCIES

Operating Leases

We lease our office space in one building in Sarasota, Florida. The lease has a five-year term, annual lease payments of approximately $50,000 and two renewal options.

Legal and Other Matters

The Company is, from time to time, subject to litigation related to claims arising out of its operations in the ordinary course of business. The Company believes that no such claims should have a material adverse impact on its financial condition or results of operations.

Invisa, Inc. and Subsidiaries
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - RELATED PARTY TRANSACTIONS

In 2004, the Company cancelled $776,132 of accrued compensation due to certain directors, officers and former employees in exchange for 300,000 shares of common stock. The remaining $307,000 of their accrued compensation will be paid depending on the Company achieving certain equity funding amounts ranging from $500,000 to $4,000,000. The Company has agreed to pay certain tax liabilities, if any, which may be incurred in connection with these transactions.

During 2005, a stockholder advanced $67,000 to the Company. The advance can increase to $150,000 and may be converted into shares of common stock at a conversion price of $0.075.

Due to stockholders and officers also includes $20,000 of accrued director fees.

NOTE L - INCOME TAXES

Deferred taxes are recorded for all the tax effects of existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the years ended December 31, 2004 or 2005.

Reconciliation of the federal statutory income tax rate of 34.0% to the effective income tax rate is as follows at December 31:

	2004	2005

Federal statutory income tax rate	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	(3.5)%	(3.5)%
Deferred tax asset valuation allowance	37.5%	22.4%
	-0-%	-0-%

Deferred tax asset and liability components were as follows:

	2004		2005
Deferred tax assets:
Compensation payable	$	----		$21,861
Net operating loss		5,475,407		5,742,649
Basis difference in assets		157,429		----
Other		156,308		129,743
		5,789,144		5,894,253
Deferred tax liabilities:
Patent		1,647,199		1,351,626
Basis difference in assets		----		4,183
Net deferred tax assets		4,141,945		4,538,444
Less valuation allowance		(4,141,945)		(4,538,444)

Net deferred tax asset	$	-----	$	-----

Invisa, Inc. and Subsidiaries
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - INCOME TAXES (continued):

SFAS No. 109 Accounting for Income Taxes requires that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. As a result the Company recorded a valuation allowance with respect to all the Company’s deferred tax assets.

The Company has a federal net operating loss carryforward of approximately $15.3 million as of December 31, 2005. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the net operating loss and other deductions which are available to the company. The Company has not determined the impact of these limitations at this time.

NOTE M - SUBSEQUENT EVENTS

Subsequent to December 31, 2005, the Company executed three consulting agreements with un-related parties. The agreements include payment in both cash and warrants for 1,500,000 shares at market exercise price when granted and up to 300,000 shares of restricted common stock.