Form 10QSB
period 2006-03-31
INVISA INC
filed 2006-05-22
CIK 1172706

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934:

For the quarterly period ended March 31, 2006.

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

6935 15 th Street East, Suite 120
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

Yes    ☒    No     ☐

The Issuer had 21,432,606 shares of Common Stock issued and outstanding as of March 31, 2006.

Invisa, Inc.
Form 10-QSB
Table of Contents

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

Part I. Financial Information

Item 1. Financial Statements

Invisa, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	December 31, 2005	March 31, 2006 (Unaudited)
Assets
Current assets:
Cash and cash equivalents	$585,463	$284,067
Accounts receivable	27,268	20,509
Inventories	47,475	69,964
Prepaid expenses and other	13,360	97,911
Total current assets	673,566	472,451

Furniture, fixtures and equipment, net	46,398	41,505
Patent, net	5,123,529	4,926,470
Total assets	$5,843,493	$5,440,426

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$43,550	$60,832
Accrued expenses	122,951	117,733
Due to stockholders and officers	394,000	406,910
Preferred dividends payable	18,750	41,250
Total current liabilities	579,251	626,725

Stockholders’ equity:
Convertible Preferred Stock, 5 million shares authorized ($0.001 par value):
Series A, 14,500 shares issued and outstanding	1,277,000	1,277,000
Series B, 10,000 shares issued and outstanding	1,000,000	1,000,000
Common Stock, 95 million shares authorized, $.001 par value, 23,799,268 shares issued and outstanding	23,799	23,799
Additional paid-in capital	31,087,395	31,183,545
Stock subscriptions receivable	(268,904)	()272,654
Deficit accumulated during the development stage	(27,855,048)	()28,397,989
Total stockholders’ equity	5,264,242	4,813,701
Total liabilities and stockholders’ equity	$5,843,493	$5,440,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

Invisa, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

			February 12, 1997
			(Date of Inception)
	Three Months Ended March 31,		Through March 31,
	2006	2005	2006

Net sales	$42,293	$63,678	$1,239,644
Cost of goods sold (exclusive of patent amortization shown separately below)	20,133	45,174	874,260
Gross profit	22,160	18,504	365,384

Other operating revenues	—	75,000	300,000

Research and development costs	41,702	66,153	3,393,057
Selling, general and administrative expenses	282,857	359,381	14,065,773
Patent amortization	197,059	197,059	3,267,188
Impairment of patent	—	—	5,517,808

Loss from operations	(499,458)	(529,089)	(25,578,442)
Other income (expense)
Interest income (expense), net	(20,983)	1,284	(841,537)
Debt extinguishment gain	—	—	360,000

Loss before income tax	(520,441)	(527,805)	(26,059,979)
Income tax	—	—	—

Net loss	(520,441)	(527,805)	(26,059,979)

Non-cash constructive dividend related to Convertible Preferred Stock accretions	—	—	(2,296,640)
Preferred stock dividends	(22,500)	—	(41,370)

Net loss applicable to Common Stockholders	$(542,941)	$(527,805)	$(28,397,989)

Net loss per share applicable to Common Stockholders:
Basic and diluted	$(0.02)	$(0.02)

Weighted average Common Stock shares outstanding
Basic and diluted	22,742,956	21,647,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

Invisa, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statement of Stockholders’ Equity
For the three-months ended March 31, 2006
(Unaudited)

							Deficit
							Accumulated
	Convertible				Additional	Stock	During the
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

Balance at December 31, 2005	24,500	$2,277,000	23,799,268	$23,799	$31,087,395	$(268,904)	$(27,855,048)	$5,264,242
Preferred Stock Series B Dividends	—	—	—	—	—	—	(22,500)	(22,500)
Issuance of options for Common Stock for services	—	—	—	—	77,400	—	—	77,400
Share based compensation	—	—	—	—	15,000	—	—	15,000
Interest accrued on notes related to stock subscriptions receivable	—	—	—	—	3,750	(3,750)	—	—
Net loss	—	—	—	—	—	—	(520,441)	(520,441)
Balance at March 31, 2006	24,500	$2,277,000	23,799,268	$23,799	$31,183,545	$(272,654)	$(28,397,989)	$4,813,701

The accompanying notes are an integral part of this condensed consolidated financial statement.

 Invisa, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			February 12, 1997
			(Date of Inception)
	Three Months Ended March 31,		Through March 31,
	2006	2005	2006

Cash flows from operating activities:
Net loss	$(520,441)	$(527,805)	$(26,059,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Patent impairment	—	—	5,517,808
Depreciation and amortization	201,952	200,533	3,809,556
Common Stock and options exchanged for services and other expenses	77,400	30,000	2,838,540
Share based compensation	15,000	—	15,000
Debt extinguishment gain	—	—	(360,000)
Changes in operating assets and liabilities:
Accounts receivable	6,759	12,086	(167,223)
Inventories	(22,489)	9,302	(69,964)
Prepaid expenses and other assets	(84,551)	(107,743)	(97,911)
Accounts payable, trade	17,282	(27,954)	60,832
Accrued expenses	7,692	22,197	80,633
Deferred revenue	—	(75,000)	—
Net cash used in operating activities	(301,396)	(464,384)	(14,432,708)

Cash flows from investing activities:
Patent acquisition	—	—	(550,000)
Transaction costs in connection with RMI business combinations	—	—	(121,475)
Purchases of furniture, fixtures and equipment	—	(5,347)	(238,846)
Net cash used in investing activities	—	(5,347)	(910,321)

Cash flows from financing activities:
Due to stockholders and officers	—	10,000	1,520,983
Payment of notes payable	—	—	(520,800)
Collection of stock subscriptions	—	—	36,500
Proceeds from sale of Convertible Preferred Stock, net	—	—	2,815,000
Proceeds from notes payable and redeemable Common Stock	—	—	958,000
Proceeds from sale of Common Stock, net	—	—	10,587,413
Cash received with combination transaction	—	—	230,000
Net cash provided by financing activities	—	10,000	15,627,096

Net increase (decrease) in cash	(301,396)	(459,731)	284,067

Cash at beginning of period	585,463	590,588	—

Cash at end of period	$284,067	$130,857	$284,067

(Continued)

Invisa, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

			February 12, 1997
			(Date of Inception)
	Three Months Ended March 31,		Through
	2006	2005	March 31, 2006

Supplemental disclosure of cash flows information:

Cash paid during the period for interest	$—	$—	$229,162

Notes payable incurred in connection with merger transactions	$—	$—	$1,300,000

Notes payable canceled in connection with merger transaction	$—	$—	$337,489

Common Stock issued representing Common Stock offering costs (200,000 shares)	$—	$—	$554,000

Common Stock issued in connection with merger transaction
(3,685,000 shares)	$—	$—	$11,272,500

Due to employees in connection with merger transaction	$—	$—	$175,000

Accrued expenses assumed in connection with merger transaction	$—	$—	$50,000

Exchange of liabilities for common stock	$—	$—	$857,057

Preferred dividends accrued as liabilities	$22,500	$—	$41,370

Non-cash preferred stock accretions	$—	$—	$2,296,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

Invisa, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Invisa, Inc. for the year ended December 31, 2005. When used in these notes, the terms “Company”, “we,” “us” or “our” mean Invisa, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Invisa, Inc., is a development stage enterprise that incorporates safety system technology and products into automated closure devices, such as parking gates, sliding gates, overhead garage doors and commercial overhead doors. Invisa has also demonstrated production-ready prototypes of security products for the museum and other markets. The Company has not fully implemented its sales and marketing plan and has, therefore, not emerged from the development stage. The Company, however, is currently manufacturing and selling powered closure safety devices for certain gates. The Company acquired a license to use the core technology used in the powered closure safety devices in 1992.

Note B - Operating Matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern. For the three months ended March 31, 2006 and since the date of inception, the Company has had a net loss applicable to Common Stockholders of $542,941 and $28,387,989, respectively. As of March 31, 2006, the Company has not emerged from the development stage and has working capital deficit of $(154,274). Since inception, the Company has financed its operations principally from the sale of equity securities, as the Company has not generated significant revenues from the sale of its products. The Company’s auditors issued a “going-concern” opinion on the financial statements for the year ended December 31, 2005, citing significant losses at that date, which raised substantial doubt about the Company’s ability to continue as a going-concern. Continuation of the Company as a going-concern is dependent upon additional external funding and, ultimately, a substantial increase in sales volume and achievement of profitable operations. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from licensing agreements, until such time that funds provided by operations are sufficient to fund working capital requirements. In addition, the Company is in licensing fee discussions with potential distributors of the Company’s future security products. While management believes that such financing and licensing sources will be available to the Company, there can be no assurance in that regard. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Invisa, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note C - New Accounting Pronouncements

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“FAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation costs subsequent to December 31, 2005 will include, as the options vest, costs for options granted prior to but not vested as of December 31, 2005.

The adoption of FAS 123R lowered net income by approximately $15,000 for the three months ended March 31, 2006 and there would be no proforma impact to the three months ended March 31, 2005 as no options vested during that period. As of March 31, 2006, approximately $280,000 of unrecognized compensation cost related to unvested share-based compensation awards granted remains to be recognized over the next 3 years.

Note D - Equity

On January 12, 2006, 400,000 options were granted to employees and directors at $0.12 vesting over 2 years.

During the quarter, the Company granted options and stock to consultants, primarily for investor relation services and marketing. These agreements provide for 300,000 shares of stock to be issued over 6-months as services are performed and 2,000,000 options for common stock (300,000 of which vest monthly over 30-months at an exercise price equal to an average monthly closing price, 500,000 of which are vested immediately at an exercise price of $0.40, 600,000 of which vest over the next year at an exercise price of $0.40 and 600,000 of which vest starting in 2007 over a year at an exercise price of $0.70). The Company has accounted for these stock grants and options using FAS 123R.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this filing. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements. The cautionary statements made herein should be read as being applicable to all related forward-looking statements in this Quarterly Report on Form 10-QSB

Background of our Company

We are a development-stage company, and we expect to continue the commercialization of our InvisaShield technology. For the three months ended March 31, 2006, we had revenue from product sales of $42,293, principally representing sales of our product for powered parking gates. In addition to limited revenue, these sales have been a vehicle for receiving customer feedback on the reliability, ease of installation, and determining the market’s acceptance of our safety product.

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

Through October 2003, we planned to develop, manufacture and sell sensor devices for use not only in parking facility gates, where we already had developed commercial products but in other safety and security devices.

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

We have continued to (i) enhance our patent and (ii) work on developing new patents compatible with the patent we purchased. For example, in 2003 we sold 30 security devices to a museum. These devices used the technology represented by our original patent but also contained technology developed specifically for security purposes. In the future, as additional uses evolve for our technology, we will continue to enhance our technology and adapt it to new uses.

Limited Operating History

We have had a limited history of operations and anticipate that our quarterly results of operations will fluctuate significantly for the foreseeable future. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. The information in this Form 10-QSB must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies commercializing new and evolving technologies such as InvisaShield.

Quarter Ended March 31, 2005 Compared to the Quarter Ended March 31, 2006

Net Sales and Gross Profit - During the quarter ended March 31, 2005 and 2006, product sales totaled $63,678 and $42,293, respectively. The Company's sales to date have been limited and constrained by lack of capital. We had a gross profit of $18,504 for the quarter ended March 31, 2005 compared to $22,160 for the same period in 2006. Gross margin was 29% and 52% during the first quarters 2005 and 2006, respectively. Cost of sales during the first quarter of 2005 includes inventory write-offs of approximately $18,000. Other operating revenue of $75,000 in 2005 relates to the recognition of development fees from Rytec Corporation. The payment was originally received during 2002 and was classified as deferred revenue for future product shipments. During 2005 the agreement was modified and the fee was recognized ratably during the year as compensation for development work performed by the Company pursuant to the modification.

Research and Development Expenses - During the first quarter of 2005 and 2006 research and development expenses totaled $66,153 and $41,702, respectively. The decrease results principally from a reduction in facility expense, insurance expense and work force, with corresponding decreases in salaries and wages and payroll taxes.

Selling, General and Administrative Expenses - During the first quarter of 2005 and 2006 selling, general and administrative expenses totaled $359,381 and $282,857, respectively. The decrease is principally from reductions in advertising, marketing and tradeshow activities, lower compensation and related payroll expenses, rent, insurance and office supplies.

Amortization and Impairment of Patent - During the year 2003 and included in the February 12, 1997 (date of inception) through March 31, 2006 information, the Company decreased the carrying amount of its patent costs of $12,217,808 by $5,517,808 to $6,700,000 to reflect the fair value as determined by the Company’s management. The patent impairment resulted principally from perceived shifts in markets and our approach to such markets requiring us to rely more on our patents applied for and less on the original patent. Realization of the patent’s carrying value will require 60% minimum annual revenue growth through 2012. Amortization after the impairment charge is $788,235 per year.

Debt Extinguishment Gain - During the year 2004 and included in the February 12, 1997 (date of inception) through March 31, 2006 information, the Company negotiated the settlement of the SDR Metro, Inc. obligation from the contractual amount of $600,000 to a restructured amount of $250,000. The difference of $350,000 is reported as a gain on extinguishment of debt. The Company also settled an additional obligation of $100,000 for $90,000. The difference of $10,000 is reported as a gain on extinguishment of debt.

Interest Income (expense), Net - During first quarter of 2005 and 2006 interest income (expense) totaled $1,284 and ($20,983), respectively. The expense during 2006 relates primarily to financing costs and interest due to a stockholder for approximately $12,000 on a line of credit to the Company. The Company maintains excess cash in an interest bearing money market account which is reflected net of expense.

Plan of Development and Operations

We raised $1.07 million in equity and debt during 2005. We sought this round of capital to support our business plan. We continue to improve our efficiency; and we continue to pay close attention to our costs with a goal of reaching cash flow break-even and profitability within a reasonable time frame.

Our business plan emphasizes gaining support from major manufacturers. We refer to manufacturers which enter into product support agreements with us as our OEM partners. These partners are expected to offer our products directly to their customers and to their distribution and dealer networks; they are expected to install our products as original equipment and are encouraged to create dedicated product lines incorporating our products. Further, our products are offered for sale by our partners to their installed base as after-market safety products. We believe that this OEM emphasis on support from and relationships with manufacturers will give our products greater exposure and enhance our market position.

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

We are experiencing a rapid pace of adoption of our products by manufacturers. At December 31, 2005 we had one OEM partner which has grown to six OEM partners at May 22, 2006. We expect the growing number of OEM partners to encourage additional manufacturers to also become our OEM partners. We believe that this represents a long-term market trend which will expand our market penetration and ultimately establish a new expectation for safety in the marketplace.

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

Our support from and relationships with a growing number of manufacturers will, we believe, have a positive impact on our strategy to change the expectation for safety throughout the marketplace. Our ultimate strategy is to encourage the industry to change and make additions to the industry’s formal safety standards and rules which strengthen the requirement for safety and in turn enhance the value and necessity of our products. We believe that, by increasing market expectations for safety, the industry’s formal safety rules and standards will come under review, and there will be increasing pressure to keep pace with the standard of care being practiced by leading manufactures, dealers and gate owners/operators. To further support this strategy, we have engaged Underwriters Laboratories, Inc. (“UL”) to research and approve our technology for use in barrier, slide and swing applications. Additionally, we are pursuing approval under UL 325 Recognition Component Service Program as a component for use with Commercial Gate Operators. We also plan to demonstrate that our products offer an opportunity to make powered closure devises more safe than is possible with other products.

We believe that as we execute our business plan, we will improve cash flow and achieve profitability. We further believe that our current activities will result in the introduction of new products targeted at the commercial, and residential overhead door markets. We plan to use a similar strategy as we enter the security market which is planned for next year.

Liquidity and Capital Resources

Since inception, we have incurred significant net losses and approximately $14.4 million of negative operating cash flows, which we have financed largely from the sale of Common and Preferred Stock. From inception through March 31, 2006 we raised cash of approximately $13.4 million net of issuance costs, principally through private placements of common and preferred stock financings. At March 31, 2006, we had cash and cash equivalents totaling $284,067.

From inception (February 12, 1997) through March 31, 2006, we were largely focused on technology and product development. The estimated dollar amount spent during this period on company-sponsored research and development was $3,393,057. Because of the Company’s losses (which aggregate $26,059,979 from inception through March 31, 2006), limited capital, and ongoing product development expenses, the Company’s consolidated financial statements report that substantial doubt exists regarding the Company’s ability to continue as a going concern.

The $3,393,057 of direct research and development expenses that we incurred from inception through March 31, 2006 has been directed principally toward our InvisaShield technology and safety products, and to a lesser extent, our security products. Management estimates that sixty (60%) percent was expended toward the development of our core presence-sensing technology, twenty (20%) percent was expended in the miniaturization of our circuitry, fifteen (15%) percent was expended in the design and development of safety products, and five (5%) percent was expended in the design and development of additional products for the security sector of our business.

In April 2005, the Company’s Board of Directors anticipated meeting the Company’s cash needs as a result of a planned funding arrangement being negotiated principally by our then CEO. We learned, however, that the financing would not be available on a timely basis or on acceptable terms and the negotiations were ended. We had cash in excess of $250,000 at the time which would have met our short term needs. However, in view of the unexpected termination of funding negotiations, the CEO recommended that the Company’s operations be closed and that the cash on hand be reserved for employee severance pay and an orderly liquidation of accounts payable. As reported in our Form 8-K filed on April 8, 2005 the then CEO, effective April 15, 2005, terminated the employment of all employees, including our chief operations officer and our chief technology officers, who we consider key employees, and disbursed substantially all of our cash for severance pay and certain liabilities.

We were however, immediately able to resume operations. Certain of our terminated employees, including our chief operations officer, continued to provide services on an interim basis, as consultants. Certain former officers also provided assistance. Cash for operating purposes was obtained from sales, and over the ensuing two months from (i) a convertible $50,000 line of credit (subsequently increased to $150,000) provided by a stockholder and (ii) a stock purchase commitment from a current stockholder to acquire 666,666 shares of common stock. These arrangements enabled us to rehire the desired employees. The CEO and CFO, who were our highest paid employees, were not rehired. The arrangements allowed us to operate in an orderly manner and provided sufficient time for us to negotiate our next round of funding for $1,000,000 before transaction expenses of $122,000 in October 2005.

We anticipate that cash required for product development and operations, especially in the marketing, production and sale of our products, will increase significantly in the future.

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

Item 3. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. There have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect internal controls that have materially affected, or are reasonably likely to have materially affected, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

We are not subject to any pending litigation. In May 2005, we received a threat regarding the potential for litigation under a Promissory Note which had a current principal amount of approximately $35,000. Effective on May 12, 2005, in response to this threat, we entered into an oral forbearance arrangement which scheduled payments under the Note. We are current in all payments required by the forbearance arrangement. We are exploring the legal basis for the Note.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults by the Company on its Senior Securities

The Series B Preferred Stock pays a mandatory quarterly dividend due in arrears on the last day of each quarter. On the date of this filing the dividend for the quarter ended December 31, 2005 totaling $18,870 has not been paid.

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

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

(b) 8-K Reports:

On February 21, 2006, the Registrant issued a press release announcing sales and units sold for the calendar year ended 2005 and illustrating some of Registrant’s developments during 2005.

On March 15, 2006, the Registrant issued a press release announcing that its SmartGate Parking Gate Safety System was featured in the March 2006 issue of The Parking Professional, a leading parking industry periodical.

On May 2, 2006, the Registrant issued an interim report to its shareholders reporting recent developments and progress. The Registrant announced that to-date, six companies, representing approximately forty percent of the worldwide parking gate marketplace, have signed up for the Registrant’s OEM Partner Program, a program initiated by the Registrant to promote awareness of the Registrant’s “presence sensing” products while creating a market channel. The Registrant further reported on a growing shift in the attitude of the parking gate industry to increase safety of moving access gate arms. Lastly, the Registrant announced the addition of a new patent issued by the US. Patent Office to the Registrant in April 2006.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Invisa has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVISA, INC.

Date: May 22, 2006	By:	/s/ Stephen A. Michael
Stephen A. Michael
Title: Acting President

INVISA, INC.

Date: May 22, 2006	By:	/s/ Edmund C. King
Edmund C. King
Title: Chief Financial Officer