Form 10KSB/A
period 2004-12-31
INVISA INC
filed 2006-08-10
CIK 1172706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

AMENDMENT NO. 2 TO
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

INVISA, INC.

2004 FORM 10-KSB ANNUAL REPORT
TABLE OF CONTENTS

This Amendment is being filed in order to correct the presentation of the Consolidated Statements of Operations and to further describe the Company’s accounting for capitalized patent costs and preferred stock. This restatement had no effect on net loss or net loss attributable to common stockholders previously presented nor was there any effect on the consolidated balance sheet, consolidated statements of cash flows or consolidated statements of stockholders’ equity. See “Note Q - Restatement of Previously Issued Financial Statements” under Notes to Financial Statements for additional discussion.

We have not updated the disclosures contained herein to reflect events that occurred at a later date.

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

Research and Development

During the years ended December 31, 2003 and 2004, research and development expenses totaled $558,277 and $352,642, respectively.

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

Securities Authorized for Issuance under Equity Compensation Plans as of the End of 2004

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,624,334	$3.35	4,650,000
Equity compensation plans not approved by security holders	3,886,679	$1.26	—
Total	5,511,013	$1.88	4,650,000

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

In February 2002 Invisa acquired Radio Metrix, Inc. (“RMI) thereby obtaining ownership of the patent held by RMI.

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

Invisa has recorded sales of parking automated sensors in 2004 of $ 197,484. In 2003 we also sold 30 security devises to a major museum which are currently in use. All of these sales relate to our patents.

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

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Net Sales - During the years ended December 31, 2003 and 2004, net sales totaled $212,679 and $197,484, respectively. The decrease was due to the decrease in sales of safety products for powered parking gates. The Company's sales to date have been limited and constrained by lack of capital.

Cost of goods sold - During the years ended December 31, 2003 and 2004, cost of goods sold totaled $128,971 and $259,653, respectively. The increase in 2004 includes a write-off of inventory for $157,331.

Research and Development Expenses - During the years ended December 31, 2003 and 2004, research and development expenses totaled $558,277 and $352,642, respectively. The decrease of $205,635 in 2004 was due principally to a reduction in facility expense, insurance expense and work force, resulting in decreases in salaries and wages and payroll taxes. Partially offsetting the decreases was increased use of inventory items.

Selling, General and Administrative Expenses - During the years 2003 and 2004, selling, general and administrative expenses totaled $4,005,805 and $2,239,134, respectively. The decrease of $1,766,671 in 2004 principally resulted from reductions in advertising, marketing and tradeshow activities, lower compensation and related payroll expenses, rent, insurance, office supplies, and patent amortization expenses. These reductions were offset in part by an increase in professional fees.

Amortization and Impairment of Patent - During the year 2003, the Company decreased the carrying amount of its patent costs of $12,217,808 by $5,517,808 to $6,700,000 to reflect the fair value as determined by the Company’s management. In 2003 the Company revised its strategy to focus more on selling licenses rather than manufacturing and selling devices. The patent impairment resulted principally from the Company’s forecast of reduced expected discounted future cash flows associated with the licensing business model. Realization of the patent’s carrying value will require 60% average annual revenue growth through 2012, which is consistent with the Company’s internal budgets and projections over the same period. This assumed level of revenue growth is based upon a relatively low level of actual revenues during 2004 on which percentage growth is predicated, management’s assessment of the available market for its product and the assumed availability of financing which will be necessary to fund the Company’s business plan. Amortization after the impairment charge is $788,235 per year.

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

Critical Accounting Estimates

Patents and Trademarks - The initial recorded cost of the patent is based on the fair value of consideration paid for it. The ultimate purchase consideration was originally based on a value determined by Management and approved by those Board Members with no affiliation with the seller. The patent costs are amortized over the remaining statutory life of the patent at the date of its acquisition, which is not in excess of the remaining estimated useful life. The fair value of the patent is reviewed for recoverability whenever events or changes in circumstances indicate that its recorded value may not be recoverable, for example, should continuing losses associated with the use of the patent demonstrate that the Company’s current forecast will not be achieved.

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

The $3.2 million of direct research and development expenses that we incurred from inception through December 31, 2004 have been directed principally toward our InvisaShield technology and safety products, and to a lesser extent, our security products. Management estimates that sixty (60%) percent was expended toward the development of our core presence-sensing technology, twenty (20%) percent was expended in the miniaturization of our circuitry, fifteen (15%) percent was expended in the design and development of safety products, and five (5%) percent was expended in the design and development of additional products for the security sector of our business.

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

Item 8a - Controls and Procedures

Our management carried out an evaluation, with the participation of Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The nature of the business and the size of the Company have prevented the Company from being able to employ sufficient resources to enable it to have an adequate segregation of duties within its internal control system. This condition is considered a reportable condition and has been discussed with the audit committee. This lack of adequate segregation of duties notwithstanding, the Company currently engages in transactions of such a limited number that our Chief Executive Officer and Chief Financial Officer are capable of exercising significant managerial oversight in connection with such transactions. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

A Form 4 to be filed by Stephen A. Michael, the Company’s Chairman and Director, was due September 13, 2004 and was filed on February 4, 2005.

Item 10 - Executive Compensation

Summary Compensation Table

	Annual Compensation					Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Herbert M. Lustig, President & CEO	2004	195,000	(1)	—	—	—	—	—	—
	2003	32,500	(1)	—	—	—	—	—	—

Stephen A. Michael, Director	2004	12,500	(2)	—	—	—	—	—	—
	2003	120,000	(2)	—	43,050	8,400	—	—	—
	2002	120,000	(2)	30,000	8,400	—	300,000	30,000	—

William W. Dolan	2004	14,077	(3)	—	—	—	—	—	—
	2003	120,000	(3)	—	4,800	—	200,000	—	—
	2002	120,000	(3)	10,000	4,800	—	39,334	—	3,200

Edmund C. King, Director	2004	120,000	(4)	—	—	—	—	—	—
	2003	120,000	(4)	—	—	—	—	—	—
	2002	120,000	(4)	—	22,500	—	—	—	—

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

The options granted on January 22, 2002 were at exercise prices of $3.85 and $3.50 per share as follows:

Stephen A. Michael	300,000 shares	$3.85
Samuel S. Duffey	300,000 shares	$3.85
Edmund C. King	125,000 shares, all of which were returned to the Company in 2004	$3.50
Robert Knight	75,000 shares, all of which were returned to the Company in 2004	$3.50
William W. Dolan	100,000 shares, of which 60,666 were cancelled in 2003	$3.85

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Shares Beneficially Owned(2)	Percentage Owned(2)
Michael R. Ries, CPA (Trustee)(3)	1,949,656	7.2%
Kenneth D. Doerr (Trustee)(3)	1,949,656	7.2%
Stephen A. Michael(4)	4,721,090	17.4%
H.R. Williams(5)	1,058,407	3.9%
Edmund C. King(6)	202,040	0.7%
Robert Knight	10,000	0.0%
Joseph F. Movizzo(7)	46,666	0.2%
Mercator Advisory Group, LLC(8)	750,000	2.8%
Mercator Momentum Fund, LP(9)	1,720,568	6.3%
Mercator Pointe Fund, Ltd.(10)	3,429,432	12.6%
All directors, executive officers and significant
employees as a group (ten persons)	15,832,515	58%

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

INVISA, INC.
Dated: August 9, 2006	/s/ Carl A. Parks
Carl A. Parks President and Chief Operating Officer

Dated: August 9, 2006	/s/ Edmund C King
Edmund C King Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS , that each of the undersigned hereby constitutes and appoints Edmund C. King as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and on his behalf to sign, execute and file this annual report on Form 10-KSB and any or all amendments without limitation to this annual report, and to file the same, with all exhibits thereto and any and all documents required to be filed with respect therewith, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises in order to effectuate the same as fully to all intents and purposes as he might or could do if personally present, hereby ratifying and confirming all that such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done.

Date: August 9, 2006	/s/ Carl A. Parks
Carl A. Parks, President and Chief Operating Officer

Date: August 9, 2006	/s/ Edmund C. King
Edmund C. King, Chief Financial Officer, Director

Date: August 9, 2006	/s/ Stephen Michael
Stephen Michael, Chairman of the Board

Date August 9, 2006	/s/ Gregory J. Newell
Gregory J. Newell, Director

Date: August 9, 2006	/s/ John E. Scates
John E. Scates, Director

CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2 & F3
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statement of Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-8
Notes to Consolidated Financial Statements	F-10

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

As discussed in Note Q, the accompanying financial statements have been restated.

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

/s/ Aidman, Piser & Company, P.A.

Tampa, Florida
January 26, 2005, except for Note Q, which is dated July 12, 2006.

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

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,		February 12, 1997 (Date of inception)through December 31,
	2003	2004	2004
	(Restated)	(Restated)	(Restated)
Net sales	$212,679	$197,484	$958,066
Costs and expenses:
Cost of goods sold (exclusive of patent amortization shown separately below)	128,971	259,653	731,366
Research and development costs	558,277	352,642	3,177,063
Selling, general and administrative expenses	4,005,805	2,239,134	12,555,324
Patent amortization	1,174,059	788,235	2,281,894
Impairment of patent	5,517,808	—	5,517,808

Loss from operations	(11,172,241)	(3,442,180)	(23,305,389)
Other income (expense):
Interest expense, net	(565,864)	15,360	(823,351)
Debt extinguishment gain	—	360,000	360,000
	(565,864)	375,360	(463,351)

Loss before income tax	(11,738,105)	(3,066,820)	(23,768,740)
Income tax	—	—	—

Net loss	(11,738,105)	(3,066,820)	(23,768,740)

Non-cash constructive dividend related to accreted discounts on Convertible Preferred Stock	—	(1,296,640)	(1,296,640)

Net loss applicable to Common Stockholders	$(11,738,105)	$(4,363,460)	$(25,065,380)

Net loss per share applicable to Common Stockholders:
Basic and diluted	$(0.73)	$(0.22)

Weighted average Common Stock shares outstanding:
Basic and diluted	16,173,841	19,899,052

The accompanying notes are an integral part of these consolidated statements.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Subscriptions Receivable	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
FEBRUARY 12, 1997 (INCEPTION)	—	$—	—	$—	$—	$—
Summary of transactions from February 12, 1997 through December 31, 2001:
Issuance of Common Stock to founders	—	—	6,105,128	5,980	(5,980)	—	—	—
Issuance of Common Stock for cash	—	—	2,667,439	2,667	5,273,656	—	—	5,276,323
Exercise of stock options	—	—	924,214	924	984,076	(985,000)	—	—
Common Stock issuable for rent	—	—	164,799	290	88,084	—	—	88,374
Issuance of Common Stock for services	—	—	95,000	95	332,450	—	—	332,545
Issuance of Common Stock options for services	—	—	—	—	491,337	—	—	491,337
Issuance of Common Stock related to reorganization	—	—	2,009,000	2,009	227,991	—	—	230,000
Interest accrued on notes related to stock subscriptions receivable	—	—	—	—	118,200	(118,200)	—	—
Net loss	—	—	—	—	—	—	(5,382,629)	(5,382,629)
BALANCE AT DECEMBER 31, 2001	—	—	11,965,580	11,965	7,509,814	(1,103,200)	(5,382,629)	1,035,950
Issuance of Common Stock and units for cash	—	—	589,908	590	1,746,429	—	—	1,747,019
Acquisition of a patent from a related party	—	—	435,000	435	1,522,065	—	—	1,522,500
Interest accrued on notes related to stock subscriptions receivable	—	—	—	—	59,100	(59,100)	—	—
Issuance of Common Stock options for services	—	—	—	—	25,256	—	—	25,256
Original issue discount	—	—	—	—	144,000	—	—	144,000
Net loss	—	—	—	—	—	—	(3,581,186)	(3,581,186)
BALANCE AT DECEMBER 31, 2002	—	—	12,990,488	12,990	11,006,664	(1,162,300)	(8,963,815)	893,539
Issuance of Common Stock for cash	—	—	1,000,003	1,000	2,011,619	—	—	2,012,619
Offering costs	—	—	500,000	500	637,436	—	—	637,936
Conversion of notes payable	—	—	635,022	635	449,365	—	—	450,000
Original issue discount on notes payable	—	—	—	—	201,519	—	—	201,519
Issuance of Common Stock for services	—	—	392,069	393	802,949	—	—	803,342
Issuance of Common Stock related to Radio Metrix merger	—	—	3,250,000	3,250	9,746,750	—	—	9,750,000
Interest accrued on notes related to stock subscriptions receivable	—	—	—	—	52,536	(52,536)	—	—
Settlement of accounts in connection with severance agreements	—	—	—	—	544,090	923,432	—	1,467,522
Net loss	—	—	—	—	—	—	(11,738,105)	(11,738,105)
BALANCE AT DECEMBER 31, 2003	—	—	18,767,582	18,768	25,452,928	(291,404)	(20,701,920)	4,478,372

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - Continued

							Deficit
							Accumulated
	Convertible				Additional	Stock	During the
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Exercise of Stock Warrants	—	—	602,000	602	1,138,143	—	—	1,138,745
Exercise of Stock Options	—	—	103,750	103	332,084	—	—	332,187
Issuance of Convertible Preferred Stock and detachable Warrants for cash, net of costs paid in the form of common stock	22,000	640,360	162,500	163	1,296,477	—	—	1,937,000
Non-cash constructive dividend related to accreted discounts on Convertible Preferred Stock	—	1,296,640	—	—	—	—	(1,296,640)	—
Conversion of Convertible Preferred Stock into Common Stock	(7,500)	(660,000)	1,500,000	1,500	658,500	—	—	—
Issuance of Common Stock for services	—	—	119,075	119	118,956	—	—	119,075
Issuance of Common Stock for settlement of cash advances	—	—	80,925	81	80,844	—	—	80,925
Issuable Common Stock for settlement of related party accrued compensation	—	—	300,000	300	194,700	—	—	195,000
Gain on related party accrued compensation extinguishment	—	—	—	—	581,132	—	—	581,132
Issuance of Common Stock options for services	—	—	—	—	34,394	—	—	34,394
Issuance of Common Stock Warrants for settlement of royalty contract	—	—	—	—	91,400	—	—	91,400
Interest accrued on notes related to stock subscriptions receivable	—	—	—	—	19,000	(19,000)	—	—
Collections of stock subscriptions receivable	—	—	—	—	—	36,500	—	36,500
Adjustment of stock subscriptions receivable	—	—	—	—	(20,000)	20,000	—	—
Net loss	—	—	—	—	—	—	(3,066,820)	(3,066,820)
BALANCE AT DECEMBER 31, 2004	14,500	$1,277,000	21,635,832	$21,636	$29,978,558	$(253,904)	$(25,065,380)	$5,957,910

The accompanying notes are an integral part of this consolidated statement.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			February 12,
			1997 (Date of
			inception)
			Through
	Years Ended December 31,		December 31,
	2003	2004	2004

Cash flows from operating activities:
Net loss	$(11,738,105)	$(3,066,820)	$(23,768,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Patent impairment	5,517,808	—	5,517,808
Depreciation and amortization	1,498,925	861,806	2,798,089
Common Stock and options exchanged for services/settlements	1,441,278	244,869	2,623,140
Debt extinguishment gain	—	(360,000)	(360,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	60,023	(30,045)	(204,100)
Inventories	64,071	184,370	(48,167)
Refundable deposits and other assets	47,352	(56,885)	(83,731)
Accounts payable, trade	(34,418)	(169,449)	90,215
Accrued expenses	42,943	(49,070)	28,952
Deferred revenue	—	—	300,000
Due to shareholders and officers	881,600	(6,464)	1,453,983
Net cash used in operating activities	(2,218,523)	(2,447,688)	(11,652,551)

Cash flows from investing activities:
Patent acquisition	—	—	(550,000)
Transaction costs in connection with RMI business combination	—	—	(121,475)
Purchases of furniture, fixtures and equipment	(7,970)	(46,421)	(233,499)
Net cash used in investing activities	(7,970)	(46,421)	(904,974)

Cash flows from financing activities:
Net change in line of credit	26,000	(149,402)	69
Proceeds from notes payable and redeemable Common Stock, net	350,000	—	908,000
Payment of notes payable	—	(470,869)	(470,869)
Collection of stock subscriptions	—	36,500	36,500
Proceeds from sale of convertible Preferred Stock, net	—	1,937,000	1,937,000
Proceeds from sale of Common Stock, net	2,012,619	1,470,932	10,507,413
Cash received with combination transaction	-	—	230,000
Net cash provided by financing activities	2,388,619	2,824,161	13,148,113

Net increase in cash	162,126	330,052	590,588
Cash at beginning of period	98,410	260,536	—
Cash at end of period	$260,536	$590,588	$590,588

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

In February of 2002, the Company purchased 100% of the outstanding capital stock of RMI, a company owned by the principal shareholders of Invisa, Inc. RMI had virtually no operations since its inception and, therefore, the Company has determined that by acquiring RMI, the company acquired an asset (a patent) and not a business. At closing, the Company issued two promissory notes totaling $1,300,000 ($500,000 payable in one installment 48 months from the closing with interest payable monthly, and $800,000 payable in one installment 14 months from the closing with interest payable monthly) and issued 435,000 shares of Invisa common stock. The $800,000 note maturity date was subsequently amended to April 25, 2004. The Company also agreed to pay royalties of 7% of all revenue generated from the RMI technology (exclusive of safety applications), which will be recognized as expense when incurred. The revenue agreement is effective until terminated by mutual agreement of the respective parties. Additionally, contingent consideration to be paid by the Company was as follows, prior to amendment:

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

•
3,750,000 shares of Invisa, Inc. common stock, upon the first to occur (i) $ 25,000,000 in revenue from RMI technology (security technology), (ii) $4,000,000 in pre-tax profits from RMI technology (security technology) and earned royalties, (iii) any 30-day period during which Invisa’s common stock has an average closing price which exceeds $15.00 per share, or (iv) a change in control.

The Company’s management performed a valuation of the patent in connection with its acquisition in February 2002. In doing this valuation we considered several factors, including the size of the total applicable safety and security markets, our estimates of penetration into these markets and a third party valuation. We based our valuation on a discounted cash flow model (income approach) over the remaining statutory life of the patent (which did not exceed its remaining useful life) which considered our projected sales of individual safety and security products and applicable costs principally in the United States. These markets are large and growing, principally as a result of increased concerns for security, principally as a result of the September 11, 2001 terrorist event and all that has followed relative to terrorism.

RMI was owned principally by Steve Michael and Sam Duffey. At the time both were significant shareholders of RMI and significant shareholders and officers of the Company. At the time both Messrs. Michael and Duffey were also Directors of the Company but refrained from voting on the RMI transaction. RMI had acquired the patent from the inventor who is non related party.

Invisa recorded the cost of the patent, which consists of the consideration paid, the liabilities assumed and at the fair value of the stock issued (based on a $3.50 per share offering price) as follows:

Promissory notes issued	$1,300,000
Stock issued (1)	1,522,500
Net liabilities assumed (2)	1,018,257
Costs relating to the acquisition	120,218
$3,960,975

(1) None of those shares contained restrictions other than under Rule 144.

(2) Net liabilities assumed includes $600,000 note payable to the original owner of the patent, $550,000 note payable to the Company, $357,000 receivable from the Company, $175,000 payable to the shareholders of RMI and $50,257 of other liabilities.

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

Patent

The patent for the Company’s underlying technology is amortized on a straight-line method over 10 years, which represents the remaining useful life of the patent. At December 31, 2003, the Company recorded an impairment charge of approximately $5,518,000 that is included in the consolidated statement of operations. See “Impairment of Long-lived assets” included in Note D for further discussion.

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

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - NOTES PAYABLE TO RELATED PARTIES AND NOTES PAYABLE

Notes payable consist of the following:

December 31,
	2003	2004
Related parties:

Notes payable to principal shareholders and others in connection with RMI acquisition:

Due February 25, 2006; interest at 10% for first 180 days, 15%thereafter, payable monthly	$50,334[1]	$—

Due April 25, 2004, as amended; interest at 15% payable monthly	80,535[1]	—

Other Notes Payable:

Note payable issued in connection with acquisition of patent, due January 8, 2004; interest at 8% payable quarterly; secured by underlying patent	600,000[2]	—

Other note payable, unsecured, terms to be determined	100,000[1]	—

	830,869	—
Less current maturities	(780,535)	—
	$50,334	$—

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

The Company is amortizing the cost of the patent over a ten-year period, which is the remaining statutory life of the patent. Amortization expense for each of the five years ending December 31, 2009 would be approximately $800,000 annually. As described in Note D, the Company recorded an impairment charge to the patent of approximately $5,518,000 in 2003.

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

•
We accounted for the host instrument as equity under the guidance of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and under provisions of EIFT 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, we accounted for both the beneficial conversion feature and the warrants as equity as well.

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

Note Q - Restatement of Previously Issued Financial Statements

The Consolidated Statements of Operations have been restated to remove the gross profit caption and to separately present patent amortization which was formerly included with selling, general and administrative expense. Additionally, the Company expanded its discussion regarding accounting for capitalized patent costs and preferred stock.