Form 10QSB/A
period 2005-09-30
INVISA INC
filed 2006-08-10
CIK 1172706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
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

6935 15 th Street East Suite 120
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

Invisa, Inc.
Form 10-QSB
Table of Contents

This Amendment is being filed in order to correct the presentation of the Consolidated Statements of Operations and to further describe the Company’s accounting for capitalized patent costs and preferred stock. This restatement had no effect on net loss or net loss attributable to common stockholders previously presented nor was there any effect on the consolidated balance sheet, consolidated statements of cash flows or consolidated statements of stockholders’ equity. See “Note I - Restatement of Previously Issued Financial Statements” under Notes to Financial Statements for additional discussion

We have not updated the disclosures contained herein to reflect events that occurred at a later date.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	December 31, 2004	September 30, 2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$590,588	337,698
Accounts receivable	57,506	27,287
Inventories	48,167	39,536
Prepaid expenses and other	19,731	103,403
Total current assets	715,992	507,924

Furniture, fixtures and equipment, net	62,331	57,190
Patent, net	5,911,764	5,320,588
Other, principally restricted funds	64,000	0
Total assets	$6,754,087	$5,885,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$90,215	$61,395
Accrued expenses	78,962	133,773
Notes payable, related party		67,000
Due to shareholders and officers	327,000	327,000
Total current liabilities	496,177	589,168

Deferred revenue	300,000	75,000

Stockholders’ equity
Preferred stock, 5,000,000 shares authorized ($.001 par value), 14,500 and 19,500 shares issued and outstanding, respectively	1,277,000	1,777,000
Common Stock; 95,000,000 shares authorized ($.001 par value), 21,635,832 and 23,732,602 shares issued and outstanding, respectively	21,636	23,732
Additional paid-in capital	29,978,558	30,616,212
Stock subscriptions receivable	(253,904)	(265,154)
Deficit accumulated during the development stage	(25,065,380)	(26,930,256)
Total stockholders’ equity	5,957,910	5,221,534

Total liabilities and stockholders’ equity	$6,754,087	$5,885,702

The accompanying notes are an integral part of these statements.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		February 12, 1997 (Date of Inception) Through September 30,
	2004	2005	2004	2005	2005
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Net sales	$36,822	$128,826	$107,219	$400,719	$1,358,785
Costs and expenses:
Cost of goods sold (exclusive of patent Amortization shown separately below)	179,697	22,103	222,708	94,719	668,583
Research and development costs	28,743	62,577	291,790	161,969	3,496,522
Selling, general and administrative expenses	733,830	146,235	1,850,417	919,077	13,474,394
Patent amortization	197,059	197,060	591,176	591,175	2,873,070
Impairment of Patent	—	—	—	—	5,517,808

Loss from operations	(1,102,507)	(299,149)	(2,848,872)	(1,366,221)	(24,671,592)
Interest (expense) income, net	32,042	—	13,340	1,345	(822,024)
Debt extinguishment gain	10,000	—	360,000	—	360,000

Loss before income tax	(1,060,465)	(299,149)	(2,475,532)	(1,364,876)	(25,133,616)
Income tax	—	—	—	—	—

Net loss	$(1,060,465)	$(299,149)	$(2,475,532)	$(1,364,876)	$(25,133,616)

Non-cash constructive dividends related to preferred stock accretions	$(1,296,640)	(500,000)	(1,296,640)	(500,000)	(1,796,640)
Net loss applicable to Common Stockholders	$(2,357,105)	$(799,149)	$(3,772,172)	$(1,864,876)	$(26,930,256)

Net loss per share applicable to Common Stockholders:
Basic and diluted	$(0.12)	$(0.03)	$(0.19)	$(0.8)

Weighted average Common Stock shares outstanding
Basic and diluted	19,610,170	23,955,218	19,482,736	22,405,787

The accompanying notes are an integral part of these statements.

Invisa, Inc .
(A Development Stage Enterprise)
C ONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2005
(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Stock Subscriptions	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Balance at December 31, 2004	14,500	$1,277,000	21,635,832	$21,636	$29,978,558	$(253,904)	$(25,065,380)	$5,957,910
Issuance of Convertible Preferred Stock (proceeds allocated to attach warrants and beneficial conversion feature).	5,000				415,500			415,500
Preferred Stock accretions - Constructive dividend		500,000					(500,000)
Issuance of Common Stock for cash	—	—	999,996	999	74,001	—	—	75,000
Issuance of Common Stock for services	—	—	1,096,774	1,097	103,903	—	—	105,000
Issuance of Stock Options for services		—	—	—	33,000	—	—	33,000
Interest accrued on notes related to stock subscriptions receivable	—	—	—	—	11,250	(11,250)	—	—
Net loss	—	—	—	—	—	—	(1,364,876)	(1,364,876)
Balance at September 30, 2005	19,500	$1,777,000	23,732,602	$23,732	$30,616,212	$(265,154)	$(26,930,256)	$5,221,534

The accompanying notes are an integral part of these statements.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,		February 12, 1997 (Date of inception) Through September 30,
	2004	2005	2005
Cash flows from operating activities:
Net loss	$(2,475,532)	$(1,364,876)	$(25,133,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Patent impairment	—	—	5,517,808
Depreciation and amortization	624,835	596,317	3,394,406
Common Stock and options issued for services	455,834	138,000	2,761,140
Debt Extinguishment Gain	(360,000)	—	(360,000)
Changes in operating assets and liabilities:
Accounts receivable	14,644	30,219	(173,881)
Inventories	182,107	8,631	(39,536)
Prepaid expenses and other assets	(23,126)	(19,672)	(103,403)
Other	(39,000)	—	—
Accounts payable, trade	(188,116)	(28,820)	61,394
Accrued expenses	(71,587)	54,811	83,763
Deferred revenue	—	(225,000)	75,000
Advance from related party	—	—	—
Due to shareholders and officers	(219,929)	—	1,453,983
Net cash used in operating activities	(2,099,870)	(810,390)	(12,462,942)

Cash flows from investing activities:
Patent acquisition	—	—	(550,000)
Transaction costs in connection with RMI business combination	—	—	(121,475)
Purchases of furniture, fixtures and equipment	(6,278)	—	(233,499)
Net cash used in investing activities	(6,278)	—	(904,974)

Cash flows from financing activities:
Net change in line of credit	(149,402)	—	70
Proceeds from notes payable, related party		67,000	67,000
Payment of notes payable	(470,869)	—	(470,869)
Collection of stock subscriptions	—	—	36,500
Proceeds from sale of convertible Preferred Stock, net	1,937,000	415,500	2,352,500
Proceeds from notes payable and redeemable Common Stock	—	—	908,000
Proceeds from sale of Common Stock, net	1,470,932	75,000	10,582,413
Cash received with combination transaction	—	—	230,000
Net cash provided by financing activities	2,787,661	557,500	13,705,614

Net increase (decrease) in cash	681,513	(252,890)	337,698

Cash at beginning of period	260,536	590,588	—
Cash at end of period	$942,049	$337,698	$337,698

The accompanying notes are an integral part of these statements.

Invisa, Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUE D
(UNAUDITED)

	Nine Months Ended September 30,		February 12, 1997 (Date of inception) Through September 30
	2004	2005	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$20,875	$—	$241,162

Notes payable incurred during the period:
In connection with merger transactions	$—	$—	$1,300,000

Notes payable canceled in connection with merger transaction*	$—	$—	$337,489
Non-cash financing activity : The Company issued Common Stock for future services with a value of $85,000, which is included in prepaid expenses and other current assets.
Common Stock options issued representing Common Stock Offering costs	$319,665	$—	$1,819,665
Common Stock issued in connection with merger Transaction (3,685,000 shares)	$—	$—	$11,272,500

Due to employees assumed in connection with merger transaction	$—	$—	$175,000
Accrued expenses assumed in connection with merger transaction	$—	$—	$50,000
Gain on liquidation of related party accrued compensation in exchange for issuance of Common Stock	$581,132	—	$581,132

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

Note E - Stock Based Compensation

In August 2005 the company granted to Directors, employees and certain consultants options to acquire 1,710,000 shares of its Common Stock under its various incentive and non qualified stock plans. Prior to the August 2005 grants, 5,362,498 options were outstanding under its plan. The August 2005 option grants by plan are summarized as follows:

	Total	Plan 2003A	2003	2002
ISO	630,000	630,000	—	—
Non-Qualified	1,080,000	800,000	275,834	4,166
Total	1,710,000	1,430,000	275,834	4,166

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

Had compensation cost for the Company’s stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123, the Company’s net loss and net loss per common share would have been the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net loss applicable to Common Shareholders	$(2,357,105)	$(799,149)	$(3,772,172)	$(1,864,876)

Plus stock-based employee compensation recorded on financial statements	—	—	—	33,000

Less: stock-based employee compensation cost under the fair value based method net of related tax effects	$(250,927)	(123,000)	(609,460)	(123,000)

Pro forma net loss	$(2,608,030)	$(922,149)	$(4,381,632)	$(1,954,876)

Net loss per common share-basic and diluted
as reported	$(0.12)	$(0.03)	$(0.19)	$(0.08)
pro forma	$(0.13)	$(0.04)	$(0.22)	$(0.09)

Note F - Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,			Six Months Ended September 30,
	2004	2005		2004	2005
Numerator:
Net loss applicable to Common Shareholders	$(2,357,105)	$	(799,149)	$(3,772,172)	$(1,864,876)

Denominator:
For basic loss per share - weighted average shares	19,610,170		23,955,218	19,482,736	22,405,787
Effect of dilutive securities - stock options
for diluted loss per share	—		—	—	—

Net loss per common share - basic and diluted	$(0.12)		$(0.03)	$(0.19)	$(0.08)

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

Note I- Restatement of Previously Issued Financial Statements

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

See Note C of the Financial Statements.

New Accounting Pronouncements

See Note D of the Financial Statements.

Operations for the Three Months Ended September 30, 2004 and 2005

Net Sales - During the three months ended September 30, 2004 and 2005 net sales were $36,822 and $128,826. The number of unit sales for these periods were 103 and 169, respectively. A significant portion of the increased sales amount is due to non-cash recognition of $75,000 compensation for development efforts, under an agreement reached with a key customer in the commercial overhead door market which was announced in a press release and 8-K in early March 2005.

Cost of goods sold - During the third quarter of 2004 cost of goods sold includes an inventory write-down of $157,331.

Research and Development Costs - During the three months ended September 30, 2004 and 2005, these totaled $28,743 and $62,577. The change relates to timing of projeects.

Selling, General and Administrative Expenses - During the three months ended September 30, 2004 and 2005 these totaled $733,830 and $146,235. The overall decrease is due to a reduction in consulting and other costs applicable to a 2004 investor relations effort as well as lower advertising, tradeshow, facility, salary, and travel costs. Offsetting these latter reductions are non-recurring fees in connection with termination of the Company’s former CEO’s employment, which the Company is reviewing.

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

Operations for the Nine Months Ended September 30, 2004 and 2005

Net Sales - During the nine months ended September 30, 2004 and 2005, net sales totaled $107,219 and $400,719. The increase resulted from an increase in the sales of safety products for powered parking gates and a one time sale of security devices. The number of unit sales for these periods were 241 and 553. A significant increased sales amount resulted from the non-cash $75,000 recognition of deferred revenue in connection with overhead door sensor devices.

Research and Development Expenses - During the nine months ended September 30, 2004 and 2005, research and development expenses totaled $291,790 and $161,969. The decrease principally resulted from a reduction in rental space lease costs and reductions in insurance, salaries and wages, and professional fee expenses.

Selling, General and Administrative Expenses - During the nine months ended September 30, 2004 and 2005, selling, general and administrative expenses totaled $1,850,417 and $919,077. The decrease principally resulted from cutbacks in advertising, marketing and tradeshow activities, reductions in compensation and related payroll expenses, rent, insurance, and office supplies. These reductions were largely offset by an increase in professional consulting fees, including the non-recurring fees in connection with termination of the former CEO’s employment.

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

Item 3.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Financial Officer ("CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on that evaluation, the Company’s management, including the President and CFO, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subject to their evaluation.

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

Invisa, Inc.

Dated: August 9, 2006	/s/ Carl A. Parks
Carl A. Parks President & Chief Operating Officer

Dated: August 9, 2006	/s/ Edmund C. King
Edmund C. King Chief Financial Officer

October 26, 2005

Christopher Maggiore
6860 Chillingsworth Circle
Canton, Ohio 44718

This letter is to confirm that in connection with the Stock Subscription and Options Agreements dated June 20, 2005 between you and Invisa, Inc., the term over which options may be exercised has been extended to August 31, 2006. All other provisions of the Agreements shall remain in full force and effect.

by: ___________________________________
Stephen A. Michael,
Acting President

October 26, 2005

Friday Harbour, LLC
1786 S. Creek Drive
Osprey, FL 34229

Attn:   Debra Duffey

This letter is to confirm that in connection with the Facility Loan Agreement between you and Invisa, Inc., as amended June 21, 2005, the term over which Invisa, Inc. may borrow funds under the Agreement has been extended until August 31, 2006. The due date for repayment for loans under the Agreement has also been extended until August 31, 2006. All other provisions of the Agreement shall remain in full force and effect.
by: ___________________________	by: ___________________________
Stephen A. Michael	Debra Duffey
Acting President

BY-LAWS OF
INVISA, INC.
A NEVADA CORPORATION

ARTICLE I STOCKHOLDER'S MEETINGS

        A) ANNUAL MEETINGS shall be held on or before the anniversary of the Corporation each year, or at such other time as may be determined by the Board of Directors or the President, for the purposes of electing directors, and transacting such other business as may properly come before the meeting.

        B) SPECIAL MEETINGS may be called at any time by the Board of Directors or by the President, and shall be called by the President or the Secretary at the written request of the holders of a majority of the shares then outstanding and entitled to vote.

        C) WRITTEN NOTICE stating the time and place of the meeting, signed by the President or the Secretary, shall be served either personally or by mail, not less than ten (10) nor more than sixty (60) days before the meeting upon each Stockholder entitled to vote. Said notice shall state the purpose for which the meeting is called, no other business may be transacted at said meeting, unless by unanimous consent of all Stockholders present, either in person or by proxy.

        D) PLACE of all meetings shall be at the principal office of the Corporation, or at such other place as the Board of Directors or the President may designate.

        E) A QUORUM necessary for the transaction of business at a Stockholder's meeting shall be twenty-five percent (25%) of the stock issued and outstanding, either in person or by proxy. If a quorum is not present, the Stockholders present may adjourn to a future time, and notice of the future time must be served as provided in Article I, C), if a quorum is present they may adjourn from day to day, without notice.

        F) VOTING: Each Stockholder shall have one vote for each share of stock registered in his name on the books of the Corporation, a majority vote shall authorize any corporate action, except the election of the Directors, who shall be elected by a plurality of the votes cast.

        G) PROXY: At any meeting of the Stockholders any Stockholder may be represented and vote by a proxy, appointed in writing and signed. No proxy shall be valid after the expiration of six (6) months from date of its execution, unless the person executing it specifies the length of time it is to continue in force, which in no case shall exceed seven (7) years from its execution.

       H) CONSENT: Any action, except election of Directors, which may be taken by a vote of Stockholders at a meeting, may be taken without a meeting if authorized by a written consent of Stockholders holding at least a majority of the voting power.

2

ARTICLE II BOARD OF DIRECTORS

A) OFFICE: At least one person chosen annually by the Stockholders shall constitute the Board of Directors. Additional Directors may be appointed by the Board of Directors. The Director's term shall be for one year, and Directors may be re-elected for successive annual terms.

B) DUTIES: The Board of Directors shall be responsible for the control and management of the affairs, property and interests of the Corporation and may exercise all powers of the Corporation, except as are in the Articles of Incorporation or by statute expressly conferred upon or reserved to the Stockholders.

C) MEETINGS: Regular meetings of the Board of Directors shall be held immediately following the annual meeting of the Stockholders, at the place of the annual meeting of the Stockholders, or at such other time and place as the Board of Directors shall by resolution establish. Notice of any regular meeting shall not be required, unless the Board of Directors shall change the time or place of the regular meeting, notice must be given to each Director who was not present at the meeting at which change was made. Special meetings may be called by the President or by one of the Directors at such time and place specified in the notice or waiver of notice thereof. The notice of special meeting shall be mailed to each Director at least five (5) days before the meeting day, or if the notice is delivered personally, by telegram or telephone then the notice must be delivered the day before the meeting. Special meetings may be called without notice, provided a written waiver of notice is executed by a majority of the Board of Directors.

3

D) CHAIRMAN: At all meetings of the Board of Directors, the Chairman shall preside. If there is no Chairman one shall be chosen by the Directors.

E) QUORUM: A majority of the Board of Directors shall constitute a quorum.

F) VACANCIES: Any vacancy in the Board of Directors, unless the vacancy was caused by stockholder removal of a Director, shall be filled for the unexpired term by a majority vote of the remaining Directors, though less than a quorum, at any regular or special meeting of the Board of Directors called for that purpose.

G) A RESOLUTION in writing signed by a majority of the Board of Directors, shall constitute action by the Board, with the same force and effect as though such resolution had been passed at a duly convened meeting. The Secretary shall record each resolution in the minute book.

H) COMITTEES may be appointed by a majority of the Board of Directors from its number, by resolution, with such powers and authority to manage the business as granted by the resolution.

I) SALARIES of the corporate Officers shall be determined by the Board of Directors.

4

ARTICLE III OFFICERS

A) TITLE: This Corporation shall have a President, Secretary, Treasurer, and such other officers as may be necessary. Any two or more offices may be held by the same person. The Officers shall be appointed by the Board of Directors at the regular annual meeting of the Board.

B) DUTIES:

THE PRESIDENT SHALL:
1) Be the Chief Executive Officer of the Corporation.

2) Preside at all meetings of the Directors and the Stockholders.

3) Sign or countersign all certificates, contracts and other instruments of the Corporation as authorized by the Board of Directors and shall perform all such other incidental duties.

THE SECRETARY SHALL:

1) Have charge of the corporate books, responsible to make the necessary reports to the Stockholders and the Board of Directors.

2) Prepare and disseminate notices, waivers, consents, proxies and other material necessary for all meetings.

3) File the sixty (60) day list of Officers, Directors, name of the Resident Agent and the filing fee to the Secretary of State.

4) File the designation of Resident Agent in the office of the County Clerk in which the principal office of the Corporation in Nevada is located.

5) File the annual list of Officers, Directors and designation of Resident Agent along with the filing fee.

6) Be the custodian of the certified articles of incorporation, bylaws and amendments thereto.

7) Supply to the Resident Agent or Principal Corporate Nevada Office the name of the custodian of the stock ledger or duplicate stock ledger, along with the complete Post Office address of the custodian, where such stock ledger or duplicate stock ledger is kept.

5

THE TREASURER SHALL:

1) Have the custody of all monies and securities of the Corporation and shall keep regular books of account.

2) Perform all duties incidental to his office as directed of him by the Board of Directors and the President.

ARTICLE IV STOCK

A) The certificates representing shares of the Corporation's stock shall be in such form as shall be adopted by the Board of Directors, numbered and registered in the order issued. The certificates shall bear the following; the holders name, the number of shares of stock, the signature either of the Chairman of the Board of Directors or the President, and either the Secretary or Treasurer.

B) No certificate shall be issued until the full amount of consideration has been paid, except as otherwise provided by law.

C) Each share of stock shall entitle the holder to one vote.

ARTICLE V DIVIDENDS

DIVIDENDS may be declared and paid out of any funds available therefor, as often, in such amounts as the Board of Directors may determine, except as limited by law.

6

ARTICLE VI FISCAL YEAR

THE FISCAL YEAR of the Corporation shall be determined by the Board of Directors.

ARTICLE VII INDEMNIFICATION

PURSUANT TO NRS 78.751 any person who is a Director, Officer, Employee, or Agent of this Corporation, who becomes a party to an action is entitled to indemnification against expenses including attorney fees, judgments, fines and amounts paid in settlement, if he acted in good faith and he reasoned his conduct or action to be in the best interest of the Corporation.

ARTICLE VIII AMENDMENTS

A) STOCKHOLDERS shall have the authority to amend or repeal all the bylaws of the Corporation and enact new bylaws, by affirmative vote of the majority of the outstanding shares of stock entitled to vote.

B) THE BOARD OF DIRECTORS shall have the authority to amend, repeal, or adopt new bylaws of the Corporation, but shall not alter or repeal any bylaws adopted by the Stockholders of the Corporation.

7