Form 10KSB/A
period 2005-12-31
INVISA INC
filed 2006-08-10
CIK 1172706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

AMENDMENT NO. 1 TO
FORM 10-KSB
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________.

Commission file number 000-50081.

INVISA, INC.

 (Name of Small Business Issuer in Its Charter)

NEVADA	65-1005398
(State of Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization

6935 15 th Street East, Suite 120, Sarasota, Florida	34243
(Address of Principal Executive Offices)	Zip Code

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

The aggregate market value of the Issuer’s voting stock held as of December 31, 2005 by non-affiliates of the Issuer based upon the closing bid and asked price of the Issuer’s Common Stock on that date is $1,230,356. The Issuer does not have any non-voting stock.

On March 31, 2006, 23,799,268 shares of Invisa Common Stock, $0.001 par value, were outstanding.

TABLE OF CONTENTS

This Amendment is being filed in order to correct the presentation of the Consolidated Statements of Operations and to further describe the Company’s accounting for capitalized patent costs and preferred stock. This restatement had no effect on net loss or net loss attributable to common stockholders previously presented nor was there any effect on the consolidated balance sheet, consolidated statements of cash flows or consolidated statements of stockholders’ equity. See “Note N - Restatement of Previously Issued Financial Statements” under Notes to Financial Statements for additional discussion.

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

Our offices are located at 6935 15 th Street East, Suite 120, Sarasota, FL 34243, telephone (941) 355-9361.

Overview

Invisa develops, manufactures, markets and licenses the rights to produce and sell sensors that use the Company’s patented InvisaShield presence-sensing design and technology. Presence-sensing is the reliable, repeatable detection of people and conductive objects. InvisaShield technology detects objects at a distance of typically less than one meter.

There are two markets in which the InvisaShield technology is used: the Safety Market and the Security Market .

In the safety market, the Company sells a line of SmartGate ® brand safety sensors. These sensors are life and property safety devices used in or with powered closures - mechanisms that include parking gates, slide gates, overhead doors and the like.

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

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2005

Net Sales - During the years ended December 31, 2004 and 2005, product sales totaled $197,484 and $239,285, respectively. The Company's sales to date have been limited and constrained by lack of capital. Other operating revenue of $300,000 relates to the recognition of development fees from Rytec Corporation. The payment was originally received during 2002 and was classified as deferred revenue for future product shipments. During 2005 the agreement was modified and the fee was recognized ratably during the year as compensation for development work performed by the Company pursuant to the modification.

Cost of goods sold - During the years ended December 31, 2004 and 2005, cost of goods sold totaled $259,653 and $122,761, respectively. Cost of goods sold in 2004 includes a write-off of inventory for $157,331 relating to product used in our research and development activities.

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

Amortization and Impairment of Patent - During the year 2003, the Company decreased the carrying amount of its patent costs of $12,217,808 by $5,517,808 to $6,700,000 to reflect the fair value as determined by the Company’s management. In 2003 the Company revised its strategy to focus more on selling licenses rather than manufacturing and selling devices. The patent impairment resulted principally from the Company’s forecast of reduced expected discounted future cash flows associated with the licensing business model. Realization of the patent’s carrying value will require 60% minimum revenue growth through 2012, which is consistent with the Company’s internal budgets and projections over the same period. This assumed level of revenue growth is based upon a relatively low level of actual revenues during 2004 on which percentage growth is predicated, management’s assessment of the available market for its product and the assumed availability of financing which will be necessary to fund the Company’s business plan. Amortization after the impairment charge is $788,235 per year.

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
Item 10 - Executive Compensation
Summary Compensation Table

&#160 ; Annual Compensation				Long Term Compensation Awards
					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
Name and		Salary	Bonus	Compensation	Award(s)	Options	Payouts	Compensation
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)

Herbert M. Lustig (1)	2005	67,961	-------	-------	-------	-------	-------	169,364
	2004	195,000	-------	-------	-------	-------	-------	-------
	2003	32,500	-------	-------	------	-------	-------	-------

Stephen A. Michael, (2) Director and Acting President	2005	------	-------	-------	-------	1,130,000	-------	-------
	2004	12,500	-------	-------	-------	-------	-------	-------
	2003	120,000	-------	43,050	8,400	-------	-------	-------
	2002	120,000	30,000	8,400	------	300,000	30,000	-------

Edmund C. King, Director, (3)	2005	------	-------	-------	-------	1,350,000	-------	7,500
CFO/Treasurer	2004	120,000	-------	-------	-------	-------	-------	-------
	2003	120,000	-------	-------	------	-------	-------	-------
	2002	120,000	-------	22,500	------	-------	-------	-------

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

Name and Address of Beneficial Owner (1)	Title of Class	Positions Held (Officers & Directors)	Amount and Nature of Shares Beneficially Owned (2)	Percentage Owned (2)
Michael R. Ries, CPA (Trustee) (3)	Common Stock		1,864,584	7.83%
Kenneth D. Doerr (Trustee) (3)	Common Stock		1,864,584	7.83%
M.A.G. Capital, LLC (4)	Common Stock		2,602,322	9.99%
Asset Managers International, Ltd. (5)	Common Stock		2,552,372	9.99%
Stephen A. Michael (6)	Common Stock	Acting President & Chairman	5,405,107	21.38%
Edmund C. King (7)	Common Stock	CFO,Treasurer & Director	602,040	2.49%
Gregory J. Newell (8)	Common Stock	Director	60,000	0.25%
John E. Scates (9)	Common Stock	Director	60,000	0.25%

All directors, executive officers, and 5% beneficial owners as a group (4 persons; 6,127,147 shares, 25.82% (approx.))

(1)
Unless otherwise provided herein all addresses are c/o Invisa, Inc., 6935 15 th Street East, Suite 120, Sarasota, Florida 34243. The address for Mr. Ries is 4837 Swift Road, Suite 210, Sarasota, Florida 34231; for Mr. Doerr is 240 South Pineapple Avenue, Sarasota, Florida 34230; for Mr. Williams is 7954 Royal Brikdale Circle, Bradenton, FL 34202 and for M.A.G. Capital, LLC, Mercator Momentum Fund, LP and Mercator Pointe Fund, Ltd. is 555 South Flower Street, Suite 4500, Los Angeles, California 90071.

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
2.1 [1]
Agreement of Merger and Plan of Reorganization dated 2/25/02 by and among SmartGate Inc., SmartGate/RadioMetrix Acquisition Corp. and Radio Metrix Inc., Letter of Clarification, and Amendment dated as of April 24, 2003

10.1 [1]
Quarterly Revenue Based Payment Agreement by and among the Company and Stephen A. Michael, Spencer Charles Duffey Irrevocable Trust u/a/ d July 29, 1998, Elizabeth Rosemary Duffey Irrevocable Trust u/a/d July 29, 1998, Robert T. Roth, William W. Dolan dated as of February 25, 2002; and Amendment dated as of April 24, 2003

10.2 [1]
Promissory Note, Security Agreement, and Escrow Agreement - Re: Daimler Capital Partners, Ltd. - loan and stock options; Stock Option Agreement with Daimler Capital Partners, Ltd. - October 28, 2002; Stock Option Agreement with Daimler Capital Partners, Ltd. - February 28, 2003

10.3 [1]	Form of Plan 2003 Option Agreement with Joseph F. Movizzo - May 13, 2003 (including form of Letter of Investment Intent)

10.4 [1]	Consulting Agreement - March 2003 between Crescent Fund, Inc. and the Company

10.5 [1]	Agreement dated as of April 24, 2003 between Alan A. Feldman and the Company

10.6 [1]	Financing Agreement dated as of May 9, 2003 between BarBell Group, Inc. and the Company

10.7 [1]	Series 2003A 7% Convertible Note Due June 9, 2004, dated May 9, 2003 from the Company to BarBell Group, Inc.

10.8 [1]	Investment Agreement dated as of May 9, 2003 between BarBell Group, Inc. and the Company

10.9 [1]	Warrant to Purchase Shares of Common Stock dated as of May 9, 2003, issued by the Company to BarBell Group, Inc.

10.10 [1]	Registration Rights Agreement dated as of May 9, 2003 between the Company and BarBell Group, Inc.

10.11 [1]	Broker-Dealer Placement Agent Selling Agreement - May 2003 between Capstone Partners LC and the Company

10.12 [2]	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 between Capstone Partners LC and the Company

10.13 [2]	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 executed by Nautilus Technologies, Ltd. - subscribing for 125,000 Units

10.14 [2]	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 executed by GM Capital Partners, Ltd. - subscribing for 50,500 Units

10.15 [2]	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 executed by Kallur Enterprises, Ltd. - subscribing for 50,000 Units

10.16 [2]	Publicity Agreement - July 2003 between Capital Financial Media, Inc. and the Company

10.17 [2]	Consulting Agreement - July 2003 between National Financial Communications Corp. and the Company

10.18 [2]	Agreement - July 2003 between Brooks Houghton & Company, Inc. and the Company

10.19 [2]	Non-Exclusive Financial Advisor Agreement - July 2003 between Source Capital Group, Inc. and the Company

10.20 [2]	Consulting Agreement - July 2003 between Patrick W.H. Garrard d/b/a The Garrard Group of West Redding, CT and the Company

10.21 [2]	Investment Agreement Modification I dated as of July 21, 2003 by and among Invisa, Inc. and BarBell Group, Inc.

10.22 [2]	Joint Development Agreement - July 2003 between Dominator International Ltd. And SmartGate, L.C.

10.23 [3]	Engagement Agreement dated September 9, 2003 between G.M. Capital Partners, Ltd and Invisa, Inc.

10.24 [4]	Employment Agreement dated November 6, 2003 between Herb Lustig and Invisa, Inc.

10.25 [4]	Severance Agreement dated November 13, 2003 between Samuel S. Duffey and Invisa, Inc.

10.26 [4]	Agreement dated November 13, 2003 between Invisa, Inc. and the Duffey related shareholders

10.27 [5]	SDR Metro Inc. letter extension agreement

10.28 [5]	SDR Metro Inc. confirmation letter agreement

10.29 [5]	Severance Agreement dated January 26, 2004 between Stephen A. Michael and Invisa, Inc.

10.30 [5]	Consulting Agreement dated January 26, 2004 between Stephen A. Michael and Invisa, Inc.

10.31 [5]	Severance Agreement dated December 31, 2003 between William W. Dolan and Invisa, Inc.

10.32 [5]	Agreement dated February 11, 2004 between The Video Agency, Inc. and Invisa, Inc.

10.33 [5]	Employment Agreement dated March 2004 between Charles Yanak and Invisa, Inc.

10.34 [5]	2003-A Employee, Director, Consultant and Advisor Stock Compensation Plan.

10.35 [5]	First Amendment to Invisa, Inc., 2003 Incentive Plan Date As of November 6, 2003

10.36 [5]	Stock Option Agreement for Herb M. Lustig dated November 6, 2003

10.37 [6]	Subscription Agreement for issuance of 22,000 shares of Series A Convertible Preferred Stock and Common Stock Warrants

10.38 [6]	Registration Rights Agreement

10.39 [6]	Warrants to Purchase Common Stock (Mercator Momentum Fund, LP, Mercator Advisory Group, LLC, and Monarch Pointe Fund, Ltd.)

10.40 [6]	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock.

10.41 [7]	Marketing Agreement between Aurelius Consulting Group and Invisa, Inc.

10.42 [7]	Lease Agreement among HAR-WAL ASSOCIATES, INC. and WR-I ASSOCIATES, LTD. and Invisa, Inc. dated September dated September 23, 2004

14 [1]	Code of Business Conduct and Ethics and Compliance Program

31.1 [8]	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 [8]	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 [8]	Certification Pursuant to 18 U.S.C. Section 1350.

32.2 [8]	Certification Pursuant to 18 U.S.C. Section 1350.

[1]	Previously filed on June 23, 2003 with Invisa’s Form 10-KSB for the fiscal year ended December 31, 2002 and are incorporated by reference.

[2]	Previously filed on August 1, 2003 with Invisa’s Form 10-QSB for the quarter period ended June 30, 2003 and are incorporated by reference.

[3]	Previously filed on September 17, 2003 with Invisa’s Form 8-KA (Amendment No. 1) dated September 9, 2003 and is incorporated by reference.

[4]	Previously filed on November 14, 2003 with Invisa’s Form 8-K dated November 6, 2003 and are incorporated by reference.

[5]	Previously filed on April 14, 2004 with Invisa Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference.

[6]	Previously filed on August 18, 2004 with Invisa Form 10-QSB and incorporated herein by reference.

[7]	Previously filed on February 7, 2005 with Invisa Form 10-KSB for the fiscal year ended December 31, 2004 and incorporated herein by reference.

[8]	Filed herewith.

Item 14 - Principal Accountant Fees and Services
Fees for the Year ended December 31, 2005 were:

Audit fees	$99,328
Audit related fees	$-
Tax fees	$-

Fees for the Year ended December 31, 2004 were:

Audit fees	$112,004
Audit related fees	$-
Tax fees	$15,000

The audit committee has approved 100% of the above services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereonto duly authorized.

INVISA, INC.

Dated: August 9, 2006	By:	/s/ Carl A. Parks
Carl A. Parks
President & Chief Operating Officer

Dated: August 9, 2006	By:	/s/ Edmund C. King
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

Date: August 9, 2006	/s/ Carl A. Parks
Carl A. Parks, President & Chief Operating Officer

Date: August 9, 2006	/s/ Edmund C. King
Edmund C. King, Chief Financial Officer, Director

Date: August 9, 2006	/s/ Gregory J. Newell
Gregory J. Newell, Director

Date: August 9, 2006	/s/ John E. Scates
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

As discussed in Note N, the accompanying financial statements have been restated.

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

 /s/ Aidman, Piser & Company, P.A.
Tampa, Florida
January 26, 2006, except for Note N, which is dated July 12, 2006.

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

Invisa, Inc. and Subsidiaries
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS

			February 12,
			1997 (Date of
			inception)
			through
	Years Ended December 31,		December 31,
	2004	2005	2005
	(Restated)	(Restated)	(Restated)
Net sales	$197,484	$239,285	$1,197,351
Other operating revenues	----	300,000	300,000
Costs and expenses:
Cost of goods sold (exclusive of patent amortization shown separately below)	259,653	122,761	854,127
Research and development costs	352,642	174,292	3,351,355
Selling, general and administrative expenses	2,239,134	1,227,592	13,782,916
Patent amortization	788,235	788,235	3,070,129
Impairment of patent	-----	-----	5,517,808

Loss from operations	(3,442,180)	(1,773,595)	(25,078,984)

Other income (expense):
Interest (expense) income, net	15,360	2,677	(820,554)
Debt extinguishment gain	360,000	-----	360,000
	375,360	2,677	(460,554)

Loss before income tax	(3,066,820)	(1,770,918)	(25,539,538)
Income tax	-----	-----	-----

Net loss	(3,066,820)	(1,770,918)	(25,539,538)

Non-cash constructive dividend related to Convertible Preferred Stock accretions	(1,296,640)	(1,000,000)	(2,296,640)
Preferred Stock dividends	-----	(18,750)	(18,750)
Net loss applicable to Common Stockholders	$(4,363,460)	$(2,789,668)	$(27,854,928)

Net loss per share applicable to Common Stockholders:
Basic and diluted	$(0.22)	$(0.12)

Weighted average Common Stock shares outstanding: Basic and diluted
	19,899,052	22,742,956

See notes to consolidated financial statements.

Invisa, Inc. and Subsidiaries
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
									Deficit
									Accumulated
	Convertible						Additional	Stock	During the
	Preferred Stock			Common Stock			Paid-In	Subscriptions	Development
	Shares	Amount		Shares	Amount		Capital	Receivable	Stage	Total
FEBRUARY 12, 1997 (INCEPTION)	-----	$	-----	-----	$	-----	$ -----	$ -----	$ -----	$	-----
Summary of transactions from February 12, 1997
through December 31, 2003:
Issuance of Common Stock to founders	-----		-----	6,105,128		5,980	(5,980)	-----	-----		-----
Issuance of Common Stock for cash	-----		-----	4,257,350		4,257	9,031,704	-----	-----		9,035,961
Exercise of stock options	-----		-----	924,214		924	984,076	(985,000)	-----		-----
Offering costs	-----		-----	500,000		500	637,436	-----	-----		637,936
Conversion of notes payable	-----		-----	635,022		635	449,365	-----	-----		450,000
Original issue discount on notes payable	-----		-----	-----		-----	201,519	-----	-----		201,519
Common Stock issuable for rent	-----		-----	164,799		290	88,084	-----	-----		88,374
Issuance of Common Stock for services	-----		-----	487,069		488	1,135,399	-----	-----		1,135,887
Issuance of Common Stock options for services	-----		-----	-----		-----	516,593	-----	-----		516,593
Original issue discount	-----		-----	-----		-----	144,000	-----	-----		144,000
Issuance of Common Stock related to reorganization	-----		-----	2,009,000		2,009	227,991	-----	-----		230,000
Acquisition of a patent from a related party	-----		-----	3,685,000		3,685	11,268,815	-----	-----		11,272,500
Interest accrued on notes related to stock subscriptions receivable	-----		-----	-----		-----	229,836	(229,836)	-----		-----
Settlement of accounts in connection with severance agreements	-----		-----	-----		-----	544,090	923,432	-----		1,467,522
Net Loss	-----		-----	-----		-----	-----	-----	(20,701,920)		(20,701,920)
BALANCE AT DECEMBER 31, 2003	-----		-----	18,767,582		18,768	25,452,928	(291,404)	(20,701,920)		4,478,372
Exercise of Stock Warrants	-----		-----	602,000		602	1,138,143	-----	-----		1,138,745
Exercise of Stock Options	-----		-----	103,750		103	332,084	-----	-----		332,187
Issuance of Convertible Preferred Stock and detachable Warrants for cash, net of costs paid in the form of common stock	22,000		640,360	162,500		163	1,296,477	-----	----		1,937,000
Non-cash constructive dividend related to beneficial conversion features of Convertible Preferred Stock	----		1,296,640	----		----	----	----	(1,296,640)		----
Conversion of Convertible Preferred Stock into Common Stock	(7,500)		(660,000)	1,500,000		1,500	658,500	----	----		----
Issuance of Common Stock for services	----		----	119,075		119	118,956	----	----		119,075
Issuance of Common Stock for settlement of cash advances	----		----	80,925		81	80,844	----	----		80,925
Issuable Common Stock for settlement of related party accrued compensation	----		----	300,000		300	194,700	----	----		195,000
Gain on related party accrued compensation extinguishment	----		----	----		----	581,132	----	----		581,132
Issuance of Common Stock options for services	----		----	----		----	34,394	----	----		34,394
Issuance of Common Stock Warrants for settlement of royalty contract	----		----	----		----	91,400	----	----		91,400
Interest accrued on notes related to stock subscriptions receivable	----		----	----		----	19,000	(19,000)	----		----
Collections of stock subscriptions receivable	----		----	----		----	----	36,500	----		36,500
Adjustment of stock subscriptions receivable	----		----	----		----	(20,000)	20,000	----		----
Net loss	----		----	----		----	----	----	(3,066,820)		(3,066,820)
BALANCE AT DECEMBER 31, 2004	14,500		1,277,000	21,635,832		21,636	29,978,558	(253,904)	(25,065,380)		5,957,910
Issuance of Convertible Preferred Stock and detachable Warrants for cash, net of costs paid	10,000		----	----		----	878,000	-----	----		878,000
Non-cash constructive dividend related to Convertible Preferred Stock accretions	----		1,000,000	----		----	----	----	(1,000,000)		----
Issuance of Common Stock for cash	----		----	1,066,662		1,066	78,934	----	----		80,000
Issuance of Common Stock for services	----		----	1,096,774		1,097	103,903	----	----		105,000
Issuance of Common Stock options for services	----		----	----		----	33,000	----	----		33,000
Interest accrued on notes related to stock subscriptions receivable	----		----	----		----	15,000	(15,000)	----		----
Preferred Stock Series B dividend	----		----	----		----	----	----	(18,750)		(18,750)
Net loss	----		----	----		----	----	----	(1,770,918)		(1,770,918)
BALANCE AT DECEMBER 31, 2005	24,500		$2,277,000	23,799,268		$23,799	$31,087,395	$(268,904)	$(27,855,048)		$5,264,242

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

Patent

The patent for the Company’s underlying technology is amortized on a straight-line method over 10 years, which represents the remaining useful life of the patent. At December 31, 2003, the Company recorded an impairment charge of $5,517,808 that was included in the consolidated statement of operations to reflect the fair value as determined by the Company’s management. See “Impairment of Long-lived assets” included in Note C for further discussion.

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

Maximum Shares
of Common Stock
Plan	which can be issued
2000 Plan	1,500,000
2002 Plan	1,500,000
2003 Plan	1,500,000
2003A Plan	3,500,000
8,000,000

Activity with respect to the stock-based compensation plans is summarized as follows:

	Shares	Range of Exercise Prices	Weighted-average Option price per share
Balance at January 1, 2004	4,749,336	$3.00-5.32	$3.14

Options granted	1,600,000	$2.00	$2.00
Options exercised	(20,000)	$3.00	$3.00
Options canceled	(4,705,002)	$3.00-5.32	$1.52
Outstanding at December 31, 2004	1,624,334		$3.35

Options granted	5,377,500	$0.08-0.16	$0.11
Options canceled	(30,000)	$2.00-3.50	$2.93
Outstanding at December 31, 2005	6,971,834		$0.85

Options exercisable	4,841,000		$1.18

Activity with respect to warrants for common stock is as follows:

	Shares	Range of Exercise Prices	Weighted-average Option price per share
Balance at January 1, 2004	2,489,595

Warrants granted	2,098,500	$1.00-$1.75	$1.14
Warrants exercised	(685,750)	$1.00-$3.25	$1.77
Warrants canceled	(15,666)	$1.00	$1.00
Outstanding at December 31, 2004	3,886,679

Warrants granted	3,833,333	$0.08-$0.30	$0.24
Warrants exercised	(399,996)	$0.08	$0.08
Warrants canceled	(1,217,304	$1.00-$1.07	$1.03
Outstanding at December 31, 2005	6,102,712		$0.74

Warrants exercisable	6,102,712		$0.74

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

Note N - Restatement of Previously Issued Financial Statements

The Consolidated Statements of Operations have been restated to remove the gross profit caption and to separately present patent amortization which was formerly included with selling, general and administrative costs. Additionally, the Company expanded its discussion regarding accounting for capitalized patent costs and preferred stock.