Form 10QSB/A
period 2006-03-31
INVISA INC
filed 2006-08-10
CIK 1172706

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

Invisa, Inc.
Form 10-QSB
Table of Contents

This Amendment is being filed in order to correct the presentation of the Consolidated Statements of Operations and to further describe the Company’s accounting for capitalized patent costs and preferred stock. This restatement had no effect on net loss or net loss attributable to common stockholders previously presented nor was there any effect on the consolidated balance sheet, consolidated statements of cash flows or consolidated statements of stockholders’ equity. See “Note E - Restatement of Previously Issued Financial Statements” under Notes to Financial Statements for additional discussion

We have not updated the disclosures contained herein to reflect events that occurred at a later date.

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

Part I.   Financial Information

Item 1. Financial Statements

Invisa, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheet s

	December 31, 2005	March 31, 2006
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$585,463	$284,067
Accounts receivable	27,268	20,509
Inventories	47,475	69,964
Prepaid expenses and other	13,360	97,911
Total current assets	673,566	472,451

Furniture, fixtures and equipment, net	46,398	41,505
Patent, net	5,123,529	4,926,470
Total assets	$5,843,493	$5,440,426

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$43,550	$60,832
Accrued expenses	122,951	117,733
Due to stockholders and officers	394,000	406,910

Preferred dividends payable	18,750	41,250
Total current liabilities	579,251	626,725

Stockholders’ equity:
Convertible Preferred Stock, 5 million shares authorized ($0.001 par value):
Series A, 14,500 shares issued and outstanding	1,277,000	1,277,000
Series B, 10,000 shares issued and outstanding	1,000,000	1,000,000
Common Stock, 95 million shares authorized, $.001 par value, 23,799,268 shares issued and outstanding	23,799	23,799
Additional paid-in capital	31,087,395	31,183,545
Stock subscriptions receivable	(268,904)	(272,654)
Deficit accumulated during the development stage	(27,855,048)	(28,397,989)
Total stockholders’ equity	5,264,242	4,813,701
Total liabilities and stockholders’ equity	$5,843,493	$5,440,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

Invisa, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		February 12, 1997 (Date of Inception) Through March 31,
	2006	2005	2006
	(Restated)	(Restated)	(Restated)
Net sales	$42,293	$63,678	$1,239,644
Other operating revenues	—	75,000	300,000
Costs and expenses:
Cost of goods sold (exclusive of patent amortization shown separately below)	20,133	45,174	874,260
Research and development costs	41,702	66,153	3,393,057
Selling, general and administrative expenses	282,857	359,381	14,065,773
Patent amortization	197,059	197,059	3,267,188
Impairment of patent	—	—	5,517,808

Loss from operations	(499,458)	(529,089)	(25,578,442)
Other income (expense)
Interest income (expense), net	(20,983)	1,284	(841,537)
Debt extinguishment gain	—	—	360,000

Loss before income tax	(520,441)	(527,805)	(26,059,979)
Income tax	—	—	—

Net loss	(520,441)	(527,805)	(26,059,979)

Non-cash constructive dividend related to Convertible Preferred Stock accretions	—	—	(2,296,640)
Preferred stock dividends	(22,500)	—	(41,370)

Net loss applicable to Common Stockholders	$(542,941)	$(527,805)	$(28,397,989)

Net loss per share applicable to Common Stockholders:
Basic and diluted	$(0.02)	$(0.02)

Weighted average Common Stock shares outstanding
Basic and diluted	22,742,956	21,647,730

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

  Invisa, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,		February 12, 1997 (Date of Inception) Through March 31,
	2006	2005	2006

Cash flows from operating activities:
Net loss	$(520,441)	$(527,805)	$(26,059,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Patent impairment	—	—	5,517,808
Depreciation and amortization	201,952	200,533	3,809,556
Common Stock and options exchanged for services and other expenses	77,400	30,000	2,838,540
Share based compensation	15,000	—	15,000
Debt extinguishment gain	—	—	(360,000)
Changes in operating assets and liabilities:
Accounts receivable	6,759	12,086	(167,223)
Inventories	(22,489)	9,302	(69,964)
Prepaid expenses and other assets	(84,551)	(107,743)	(97,911)
Accounts payable, trade	17,282	(27,954)	60,832
Accrued expenses	7,692	22,197	80,633
Deferred revenue	—	(75,000)	—
Net cash used in operating activities	(301,396)	(464,384)	(14,432,708)

Cash flows from investing activities:
Patent acquisition	—	—	(550,000)
Transaction costs in connection with RMI business combinations	—	—	(121,475)
Purchases of furniture, fixtures and equipment	—	(5,347)	(238,846)
Net cash used in investing activities	—	(5,347)	(910,321)

Cash flows from financing activities:
Due to stockholders and officers	—	10,000	1,520,983
Payment of notes payable	—	—	(520,800)
Collection of stock subscriptions	—	—	36,500
Proceeds from sale of Convertible Preferred Stock, net	—	—	2,815,000
Proceeds from notes payable and redeemable Common Stock	—	—	958,000
Proceeds from sale of Common Stock, net	—	—	10,587,413
Cash received with combination transaction	—	—	230,000
Net cash provided by financing activities	—	10,000	15,627,096

Net increase (decrease) in cash	(301,396)	(459,731)	284,067

Cash at beginning of period	585,463	590,588	—

Cash at end of period	$284,067	$130,857	$284,067

(Continued)

Invisa, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

	Three Months Ended March 31,		February 12, 1997 (Date of Inception) Through
	2006	2005	March 31, 2006

Supplemental disclosure of cash flows information:

Cash paid during the period for interest	$—	$—	$229,162

Notes payable incurred in connection with merger transactions	$—	$—	$1,300,000

Notes payable canceled in connection with merger transaction	$—	$—	$337,489

Common Stock issued representing Common Stock offering costs (200,000 shares)	$—	$—	$554,000

Common Stock issued in connection with merger transaction (3,685,000 shares)	$—	$—	$11,272,500

Due to employees in connection with merger transaction	$—	$—	$175,000

Accrued expenses assumed in connection with merger transaction	$—	$—	$50,000

Exchange of liabilities for common stock	$—	$—	$857,057

Preferred dividends accrued as liabilities	$22,500	$—	$41,370

Non-cash preferred stock accretions	$—	$—	$2,296,640

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

Note E - Restatement of Previously Issued Financial Statements

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

Quarter Ended March 31, 2005 Compared to the Quarter Ended March 31, 2006

Net Sales and cost of sales- During the quarter ended March 31, 2005 and 2006, product sales totaled $63,678 and $42,293, respectively. The Company's sales to date have been limited and constrained by lack of capital. Cost of sales during the first quarter of 2005 includes inventory write-offs of approximately $18,000. Other operating revenue of $75,000 in 2005 relates to the recognition of development fees from Rytec Corporation. The payment was originally received during 2002 and was classified as deferred revenue for future product shipments. During 2005 the agreement was modified and the fee was recognized ratably during the year as compensation for development work performed by the Company pursuant to the modification.

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

Amortization and Impairment of Patent - During the year 2003 and included in the February 12, 1997 (date of inception) through March 31, 2006 information, the Company decreased the carrying amount of its patent costs of $12,217,808 by $5,517,808 to $6,700,000 to reflect the fair value as determined by the Company’s management. In 2003 the Company revised its strategy to focus more on selling licenses rather than manufacturing and selling devices. The patent impairment resulted principally from the Company’s forecast of reduced expected discounted future cash flows associated with the licensing business model. Realization of the patent’s carrying value will require 60% minimum annual revenue growth through 2012, which is consistent with the Company’s internal budgets and projections over the same period. This assumed level of revenue growth is based upon a relatively low level of actual revenues during 2004 on which percentage growth is predicated, management’s assessment of the available market for its product and the assumed availability of financing which will be necessary to fund the Company’s business plan. Amortization after the impairment charge is $788,235 per year.

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

INVISA, INC.

Date: August 9, 2006	By:	/s/ Carl A. Parks
Carl A. Parks
Title: President & Chief Operating Officer

INVISA, INC.

Date: August 9, 2006	By:	/s/ Edmund C. King
Edmund C. King
Title: Chief Financial Officer