Form 10QSB
period 2006-06-30
INVISA INC
filed 2006-08-21
CIK 1172706

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934:

For the quarterly period ended June 30, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934:

For the transition period from:

000-50081
(Commission File Number)

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

Yes    ☒      No     ☐

The Issuer had 23,999,268 shares of Common Stock issued and outstanding as of June 30, 2006.

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

Part I. Financial Information

Item 1. Financial Statements

Invisa, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheet

Assets	December 31, 2005	June 30, 2006 (Unaudited)
Current Assets:
Cash and cash equivalents	$585,463	$46,803
Accounts receivable	27,268	20,890
Inventories	47,475	79,927
Prepaid expenses and other	13,360	70,707
Total current assets	673,566	218,327

Furniture, fixtures and equipment, net	46,398	36,930
Patent, net	5,123,529	4,729,412
Total Assets	5,843,493	4,984,669
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, trade	43,550	114,497
Accrued expenses	122,951	135,593
Due to shareholders and officers	394,000	399,204
Preferred dividends payable	18,750	63,750
Total current liabilities	579,251	713,044

Commitments and contingencies (see Note F)	—	—

Stockholders' equity
Convertible Preferred Stock, 5 million shares authorized ($0.001 par value):
Series A, 14,500 shares issued and outstanding	1,277,000	1,277,000
Series B, 10,000 shares issued and outstanding	1,000,000	1,000,000
Common Stock, 95 million shares authorized, $.001 par value, 23,799,268 at December 31, 2005 and 23,999,268 at June 30, 2006 shares issued and outstanding, respectively.	23,799	23,999
Additional paid-in capital	31,087,395	31,319,547
Stock subscriptions receivable	(268,904)	(276,404)
Deficit accumulated during the development stage	(27,855,048)	(29,072,517)
Total stockholders’ equity	5,264,242	4,271,625
	$5,843,493	$4,984,669

The accompanying notes are an integral part of these statements.

Invisa, Inc.
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					February 12,
					1997 (Date of
					Inception)
					Through
	Three Months Ended June 30,		Six Months Ended June 30,		June 30
	2005	2006	2005	2006	2006

Net sales	58,215	38,163	121,893	80,456	1,277,807
Other operating revenues	75,000	—	150,000	—	300,000

Costs and other expenses:
Cost of goods sold (exclusive of patent amortization shown separately below)	27,431	31,120	72,615	51,253	905,380
Research and development costs	33,238	44,552	99,392	86,254	3,437,609
Selling, general and administrative expenses	413,453	425,801	772,840	708,658	14,491,574
Patent amortization	197,059	197,059	394,118	394,118	3,464,247
Impairment of Patent	—	—	—	—	5,517,808

Loss from operations	(537,966)	(660,369)	(1,067,072)	(1,159,827)	(26,238,811)
Other income (expense)
Interest income(expense), net	59	8,341	1,345	(12,642)	(833,196)
Debt extinguishment gain	—	—	—	—	360,000

Loss before income tax	(537,907)	(652,028)	(1,065,727)	(1,172,469)	(26,712,007)
Income tax	—	—	—	—	—

Net loss	(537,907)	(652,028)	(1,065,727)	(1,172,469)	(26,712,007)

Non-cash constructive dividend related to Convertible Preferred Stock accretions	—	—	—	—	(2,296,640)
Preferred stock dividends		(22,500)		(45,000)	(63,750)
Net loss applicable to Common Stockholders	(537,907)	(674,528)	(1,065,727)	(1,217,469)	(29,072,397)

Net loss per share applicable to Common Stockholders:
Basic and diluted	(0.02)	(0.03)	(.05)	(.05)

Weighted average Common Stock shares outstanding
Basic and diluted	21,738,171	23,918,499	21,813,519	23,858,660

The accompanying notes are an integral part of these statements.

Invisa, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statement of Stockholders’ Equity
Six Months Ended June 30, 2006
(Unaudited)

							Deficit
							Accumulated
	Convertible				Additional	Stock	During the
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

Balance at December 31, 2005	24,500	$2,277,000	23,799,268	$23,799	$31,087,395	$(268,904)	$(27,855,048)	$5,264,242
Preferred Stock Series B Dividend	—	—	—	—	—	—	(45,000)	(45,000)
Stock option exercise	—	—	50,000	50	4,200	—	—	4,250
Issuance of Common Stock for services	—	—	150,000	150	27,850	—	—	28,000
Employee share-based compensation	—	—	—	—	112,802	—	—	112,802
Issuance of options for Common Stock for services	—	—	—	—	79,800	—	—	79,800
Interest accrued on notes related to stock subscriptions receivable	—	—	—	—	7,500	(7,500)	—	—
Net loss	—	—	—	—	—	—	(1,172,469)	(1,172,469)
Balance at June 30, 2006	24,500	$2,277,000	23,999,268	$23,999	$31,319,547	$(276,404)	$(29,072,517)	$4,271,625

The accompanying notes are an integral part of these statements.

 Invisa, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			February 12, 1997
			(Date of Inception)
	Six Months Ended June 30,		Through June 30,
	2005	2006	2006

Cash flows from operating activities:
Net loss	$(1,065,727)	(1,172,469)	$(26,712,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Patent impairment	—	—	5,517,808
Depreciation and amortization	395,751	403,585	4,011,189
Common Stock and options exchanged for services	33,000	107,800	2,868,940
Share based compensation	—	112,802	112,802
Debt extinguishment gain	—	—	(360,000)
Changes in operating assets and liabilities:
Accounts receivable	13,929	6,378	(167,604)
Inventories	7,184	(32,452)	(79,927)
Prepaid expenses and other assets	46,282	(57,347)	(70,707)
Accounts payable, trade	55,815	70,947	114,497
Accrued expenses	11,286	17,846	90,787
Deferred revenue	(150,000)	—	—
Net cash used in operating activities	(652,480)	(542,910)	(14,674,222)

Cash flows from investing activities:
Patent acquisition	—	—	(550,000)
Transaction costs in connection with RMI business combinations	—	—	(121,475)
Purchases of furniture, fixtures and equipment	—	—	(238,846)
Net cash used in investing activities	—	—	(910,321)

Cash flows from financing activities:
Proceeds from notes payable, related party	47,000	—	50,000
Due to Stockholders and Officers	—	—	1,520,983
Payment of notes payable	—	—	(520,800)
Collection of stock subscriptions	—	—	36,500
Proceeds from sale of Convertible Preferred Stock, net	—	—	2,815,000
Proceeds from notes payable and redeemable Common Stock	—	—	908,000
Proceeds from sale of Common Stock, net	50,000	4,250	10,591,663
Cash received with combination transaction	—	—	230,000
Net cash provided by financing activities	97,000	4,250	15,631,346

Net increase (decrease) in cash	(555,480)	(538,660)	46,803

Cash at beginning of period	590,588	585,463	—

Cash at end of period	35,108	46,803	46,803

The accompanying notes are an integral part of these statements.

 Invisa, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statement of Cash Flows - Continued
(Unaudited)
			February 12, 1997
			(Date of Inception)
	Six Months Ended June 30,		Through
	2005	2006	June 30, 2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$—	—	229,162

Notes payable incurred in connection with merger transactions	$—	—	1,300,000

Notes payable canceled in connection with merger transaction	$—	—	337,489

Common Stock issued representing Common Stock offering costs (200,000 shares)	$33,000	—	554,000

Common Stock issued in connection with merger transaction
(3,685,000 shares)	$—	—	11,272,500

Due to employees in connection with merger transaction	$—	—	175,000

Accrued expenses assumed in connection with merger transaction	$—	—	50,000

Exchange of liabilities for common stock	$—	—	857,057

Preferred dividends accrued as liabilities	$—	45,000	63,870

Non-cash preferred stock accretions	$—	—	2,296,640

The accompanying notes are an integral part of these statements.

Invisa, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-02 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Invisa, Inc. for the year ended December 31, 2005. When used in these notes, the terms “Company”, “we,” “us” or “our” mean Invisa, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Invisa, Inc., is a development stage enterprise that incorporates safety system technology and products into automated closure devices, such as parking gates, sliding gates, overhead garage doors and commercial overhead doors. Invisa has also demonstrated production-ready prototypes of security products for the museum and other markets. The Company has not fully implemented its sales and marketing plan and has, therefore, not emerged from the development stage. The Company, however, is currently selling powered closure safety devices for certain gates. The Company acquired a license to use the core technology used in the powered closure safety devices in 1992 and subsequently in 2002 acquired the underlying patent.

Note B - Liquidy and Management’s Plan

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and six months ended June 30, 2006 and since the date of inception, the Company has had a net loss applicable to Common Shareholders of $674,528, $1,217,469 and $29,072,397, respectively. As of June 30, 2006, the Company has not emerged from the development stage and has working capital deficit of ($494,717). Since inception, the Company has financed its operations principally from the sale of equity securities, as the Company has not generated significant revenues from the sale of its products. The Company’s auditors issued a “going-concern” uncertainty opinion on the financial statements for the year ended December 31, 2005, citing significant losses at that date, which raised substantial doubt about the Company’s ability to continue as a going-concern. Continuation of the company as a going concern is dependent upon additional external funding and, ultimately, a substantial increase in sales volume and achievement of profitable operations.

To finance planned operations through at least the next 12 months the Company will continue to depend upon its existing cash and cash equivalents, together with anticipated net proceeds from private placements of equity or debt, potential license fees and product sales. Management believes that the cash required for product development and operations, especially for the marketing, production and sale of its products, will increase in the future. Management's plan is to access this additional cash required from a variety of potential sources, including: public equity financing, private equity financing, license fees, grants, and public or private debt.

Additional capital may not be available when required or it may not be available on favorable terms. Without adequate funds, the Company may need to significantly reduce or refocus its operations or obtain funds through arrangements that may require the Company to relinquish rights to certain or potential markets, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to the Company's existing stockholders.

The Company’s inability to improve operations or to raise funds prior to or during the fourth quarter of 2006 could have a material adverse effect on its ability to meet its working capital needs and continue operations. Furthermore, in the event that the Company is unable to continue operations, recognition of an impairment loss related to the patent may be necessary. This patent had a carrying value of $4,729,412 as of June 30, 2006 and represents a significant portion of the Company's total assets as of that date. The financial statements do not include any adjustments that might result from this uncertainty.

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

Note D - New Accounting Pronouncements

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“FAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation costs subsequent to December 31, 2005 will include, as the options vest, costs for options granted prior to but not vested as of December 31, 2005.

Had compensation cost for the Company's stock option plan been determined on the fair value basis at the grant dates for share-based employee compensation arrangements consistent with the method required by FAS 123R, the Company's net loss attributable to common stockholders and net loss per common share would have been the proforma amounts indicated below:

	Net loss	Share-based	Share-based	Proforma	Weighted-	Net loss	Proforma
	attributable	employee	employee	net loss	average	per share-	net loss
	to common	compensation	compensation,	attributable	shares	basic	per share-
	stockholders,	recorded	under	to common		and fully	basic
	as reported	on	the fair value	stockholders,		diluted,	and fully
		financial	method,			as	diluted
		statements	net of			reported
			related
			tax effects
Three month periods ended:
March 31, 2004	$(608,411)	$-	$(168,006)	$(776,417)	19,011,916	$(0.03)	$(0.04)
June 30, 2004	(806,655)	-	(223,689)	(1,030,344)	19,341,156	(0.04)	(0.05)
September 30, 2004	(2,357,105)	-	(250,927)	(2,608,032)	19,610,170	(0.12)	(0.13)
December 31, 2004	(591,288)	-	(278,135)	(869,423)	19,899,052	(0.03)	(0.04)
March 31, 2005	(527,805)	-	-	(527,805)	19,011,916	(0.03)	(0.03)
June 30, 2005	(537,907)	33,000	(123,000)	(627,907)	21,738,171	(0.02)	(0.03)
September 30, 2005	(799,149)	-	(123,000)	(922,149)	23,955,218	(0.03)	(0.04)
December 31, 2005	(924,912)	33,000	(230,110)	(1,122,022)	22,742,956	(0.04)	(0.05)

The adoption of FAS 123R lowered net income by approximately $97,802 of employee share-based compensation for the three months ended June 30, 2006.

In February 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 155 (SFAS No. 155), Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No 155 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an imbedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interest in securitized financial assets must be evaluated to identify interest containing embedded derivatives requiring bifurcation. The amendments to SFAS 133 also clarify that interest-only and principal-only strips are not subject to the requirements of the SFAS, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS No. 155 amends SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Asset, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not anticipate that the adoption of this statement to have a material impact on its consolidated financial statements.

The Financial Accounting Standards Board (“FASB”) has recently announced a new interpretation, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which will be effective for fiscal years beginning after December 15, 2006, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not determined the impact of the adoption of FIN 48 on its consolidated financial statements.

Note E - Inventories

Inventories consist of the following at December 31, 2005, and June 30, 2006:

Finished goods	$4,371	$6,384
Raw materials	43,104	73,543
	$47,475	$79,927

Note F - Commitment and contingencies

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

Note G - Stockholders Equity

On January 12, 2006, a total of 400,000 options were granted to employees and directors at $0.12 vesting over 2 years. On June 13, 2006, the Company granted 900,000 options to an employee, of which 100,000 options vested immediately, and the remainder vest at a rate of 22,222 options per month until June 30, 2009. In accordance with FAS 123R, the Company recognized expense in connection with options vested during the first and second quarters of 2006. The Company recognized employee share-based compensation expense using the Black-Scholes model of $97,802 and $112,802 for the three and six month periods ended June 30, 2006, respectively. As of June 30, 2006, approximately $309,000 of unrecognized compensation expense related to unvested share-based compensation awards granted remains to be recognized over the next three years. During the quarter ended June 30, 2006, options with an intrisic value of approximately $6,100 were exercised.

Furthermore, during the quarter ended March 31, 2006, the Company granted options, warrants, and restricted stock to consultants, primarily for investor relation services and marketing. These agreements provide for:

•	300,000 shares of restricted stock to be issued over 6-months as services are performed, with the price being closing market price at the end of each month;

•
1,200,000 options to purchase common stock, with 600,000 options vesting first at an exercise price of $0.40, and the remaining 600,000 options vesting last at an exercise price of $0.70. The service period of the underlying agreement is 24 months, which is also the vesting period, starting on March 1, 2006.

•	300,000 options to purchase common stock at an exercise price of $0.10 per share, vesting over a 30-month service period.

•
500,000 warrants to purchase common stock at an exercise price of $0.40 per share, vested completely at the time of contract execution. The Company will recognize expense as services are provided over the term of the agreement.

The Company accounted for these share-based transactions in accordance with FAS 123R, which required valuation using the Black-Scholes model. Accordingly, the company recognized non-employee share-based compensation expense of $30,400 and $57,800 for the three and six month periods ended June 30, 2006, respectively.

The Series B Preferred Stock pays a mandatory quarterly dividend due in arrears on the last day of each quarter. On the date of this filing the dividend for the quarter ended June 30, 2006 totaling $63,750 has not been paid.

Note H - Subsequent events

On August 14, 2006, the Company entered into a Business Consulting Agreement with John Anderson under which the Company appointed Mr. Anderson as a non-exclusive Business consultant, essentially acting as advisor to the Company with respect to all business matters including but not limited to market opportunities, product and technology opportunities, sales, marketing, and public relations. The agreement has a term of one year. Under the Agreement, the Company agreed to compensate Mr. Anderson by issuing Six hundred Eighty One Thousand Eight Hundred shares of the Company’s authorized but un-issued Common Stock. The shares will be expensed at fair value as earned under the agreement.

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

We are a development-stage company, and we expect to continue the commercialization of our InvisaShield technology. For the three-months ended June 30, 2006, we had revenue from product sales of $38,163, principally representing sales of our product for powered parking gates. In addition to limited revenue, these sales have been a vehicle for receiving customer feedback on the reliability, ease of installation, and determining the market’s acceptance of our safety product.

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

Through October 2003, we planned to develop, manufacture and sell sensor devices for use not only in parking facility gates, where we already had developed commercial products but in other safety and security devices. In October 2003, we hired a new CEO who, shortly after his employment, revised our strategy to focus more on selling licenses rather than manufacturing and selling devices. Because of the constraints on our finances, we did not believe that we had the available resources to market, manufacture and sell closure, security and other devices. The licensing of our technology, although reducing our ability to enjoy the full value of the patent, was to provide us with an inflow of funds without our having to expend significant resources. In April 2005 the CEO’s employment was terminated and we have reinstated our original sales strategy. We plan to work with manufacturers (OEM’s) in embedding our patented sensors in their closure devices and developing cooperative marketing and sales programs with the OEM’s. In the safety area we have executed agreements with five OEM’s and currently are in discussions with several others, including for potential development agreements in the commercial door and pool fence areas.

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

Quarter Ended June 30, 2005 Compared to the Quarter Ended June 30, 2006

Net Sales and Cost of Sales - During the quarter ended June 30, 2005 and 2006, product sales totaled $58,215 (exclusive of $75,000 other operating revenue) and $38,163, respectively. The Company's sales to date have been limited and constrained by lack of capital. Cost of sales during the first quarter of 2005 includes inventory write-offs of approximately $9,266. The other operating revenue of $75,000 in 2005 relates to the recognition of development fees from Rytec Corporation. The payment was originally received during 2002 and was classified as deferred revenue for future product shipments. During 2005 the agreement was modified and the fee was recognized ratably during the year as compensation for development work performed by the Company pursuant to the modification.

Research and Development Expenses - During the second quarter of 2005 and 2006 research and development expenses totaled $33,238 and $44,552, respectively. The increase is due principally from an increase in facility expense, insurance expense and work force, resulting in increase in salaries and wages and payroll taxes.

Selling, General and Administrative Expenses - During the second quarter of 2005 and 2006 selling, general and administrative expenses totaled $610,513 and $622,860, respectively. The increase is principally from increase in advertising, marketing and tradeshow activities, higher compensation related to payroll expenses, rent, insurance and office supplies.

Amortization and Impairment of Patent - During the year 2003 and included in the February 12, 1997 (date of inception) through June 30, 2006 period, the Company decreased the carrying amount of its patent costs of $12,217,808 by $5,517,808 to $6,700,000 to reflect the fair value as determined by the Company’s management. The patent impairment resulted principally from the Company's forecast of reduced expected discounted future cash flows associated with the licensing business model. Realization of the patent’s carrying value will require 60% minimum revenue growth through 2012, which is consistent with the Company's internal budgets and projections over the same period. This assumed level of revenue growth is based upon a relatively low level of actual reveneues during 2004 on which percentage growth is predicated, management's assessment of the available market for its product and the assumed availability of financing which will be necessary to fund the Company's business plan. Amortization after the impairment charge is $788,235 per year.

Debt Extinguishment Gain - During the year 2004 and included in the February 12, 1997 (date of inception) through June 30, 2006 period, the Company negotiated the settlement of the SDR Metro, Inc. obligation from the contractual amount of $600,000 to a restructured amount of $250,000. The difference of $350,000 is reported as a gain. The Company also settled an additional obligation of $100,000 for $90,000. The difference of $10,000 is reported as a gain.

Interest Income (expense), Net - During second quarter of 2005 and 2006 interest income (expense), net totaled $59 and $8,341, respectively. The expense during 2006 relates primarily to financing costs and interest due to a shareholder for approximately $12,000 on a line of credit to the Company. The Company maintains excess cash in an interest bearing money market account which is reflected net of expense.

Six Months Ended June 30, 2005 and 2006

Net Sales and Cost of Sales - During the six months ended June 30, 2005 and 2006, net sales totaled $121,893 (exclusive of $150,000 other operating revenue) and $80,456. The Company's sales to date have been limited and constrained by lack of capital. The other operating revenue of $150,000 in 2005 relates to the recognition of development fees from Rytec Corporation. The payment was originally received during 2002 and was classified as deferred revenue for future product shipments. During 2005 the agreement was modified and the fee was recognized ratably during the year as compensation for development work performed by the Company pursuant to the modification.

Research and Development Expenses - During the six months ended June 30, 2005 and 2006, research and development expenses totaled $99,392 and $86,254 respectively. The decrease of $13,138 resulted principally from a reduction in professional fee expense.

Selling, General and Administrative Expenses - During the six months ended June 30, 2005 and 2006, selling, general and administrative expenses totaled $772,840 and $708,658. The decrease of $64,182 resulted in compensation and related payroll expenses

Interest (Expense) Income Net - During the six months ended June 30, 2005 and 2006, net interest (expense) income totaled $1,345 and $(12,642). The increase in interest expense during 2006 resulted principally from additional borrowing in that period.

Net Loss and Net Loss Per Common Share - The Company’s net loss and net loss per common share for these periods decreased from $1,065,727 and $0.05 to $1,172,469 and $0.05 as a result of the matters described above, including the disruption of operations.

Plan of Development and Operations

We raised $1.07 million in equity and debt during 2005. We sought this round of capital to support our business plan. We continue to improve our efficiency; and we continue to pay close attention to our costs with a goal of reaching cash flow break-even and profitability within a reasonable time frame. We are in discussions to raise additional funding for future development and working capital all directed towards the commercialization of our products. For the foreseeable future the company will focus its marketing energy in three areas: parking, commercial garage doors and swimming pool fencing.

The parking industry has been Invisa’s primary customer base for many years. This market does not have any requirements for secondary entrapment protection but the potential damage to personal property and people drives product sales.

The second market we are focusing on is the commercial garage door industry which is undergoing a revision to UL 325. This revision will require secondary entrapment protection on commercial garage doors. The goal is to have Invisa’s products included with other acceptable secondary entrapment protection devices for this application. The company is in the process of having its product tested by door and operator manufactures so they will include Invisa’s devices in their literature and instruction manuals as acceptable for their applications. Invisa’s dual purpose product, both a non-contact and contact device, should gain wide popularity in this market.

The third market Invisa will be addressing is the pool fence industry. Protecting pools to reduce the number of drownings is a very important mission for the pool industry. Using Invisa’s technology would provide an advance warning system for monitoring when children attempt to cross the fence into the pool area. Most pool alarms react after someone is in the pool. Invisa is in the process of testing product with a pool fence manufacturer. This should prove to be a significant application for Invisa’s products with potential rapid growth.

Our business plan emphasizes establishing relationships with manufactures and gaining their support in offering our products directly to their distribution and dealer networks. In the parking industry, we have signed five OEM product support agreements. In both the commercial door and the pool fence industries we have potential development agreements that are in process.

By focusing our energies in just these three markets for the foreseeable future Invisa will be better positioned to respond to the market’s needs and gain broad-based acceptance of its products for use in these markets. Invisa will also look at other high potential markets, such as the security market, where this technology will provide unique advantages. We believe that as we execute our business plan, we will improve cash flow and achieve profitability.

Liquidity and Capital Resources

Since inception, we have incurred significant net losses and approximately $14.7 million of negative operating cash flows which we have financed largely from the sale of Common and Preferred Stock. From inception through June 30, 2006 we raised cash of approximately $14.7 million net of issuance costs, principally through private placements of common and preferred stock financings. At June 30, 2006, we had cash and cash equivalents totaling $46,803.

From inception (February 12, 1997) through June 30, 2006, we were largely focused on technology and product development. The estimated dollar amount spent during this period on company-sponsored research and development was $3,437,609. Because of the Company’s losses (which aggregate $26,712,007 from inception through June 30, 2006), limited capital, and ongoing product development expenses, the Company’s consolidated financial statements report that substantial doubt exists regarding the Company’s ability to continue as a going concern.

The $3,437,609 of direct research and development expenses that we incurred from inception through June 30, 2006 has been directed principally toward our InvisaShield technology and safety products, and to a lesser extent, our security products. Management estimates that sixty (60%) percent was expended toward the development of our core presence-sensing technology, twenty (20%) percent was expended in the miniaturization of our circuitry, fifteen (15%) percent was expended in the design and development of safety products, and five (5%) percent was expended in the design and development of additional products for the security sector of our business.

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

During 2004, the Company also negotiated the settlement of the SDR Metro, Inc. obligation from the contractual amount of $600,000 to a restructured amount of $250,000.

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

We were, however, immediately able to resume operations. Certain of our terminated employees, including our chief operations officer, continued to provide services on an interim basis, as consultants. Certain former officers also provided assistance. Cash for operating purposes was obtained from sales, and over the ensuing two months from (i) a convertible $50,000 line of credit (subsequently increased to $150,000) provided by a stockholder and (ii) a stock purchase commitment from a current stockholder to acquire 666,666 shares of common stock. These arrangements enabled us to rehire the desired employees. The CEO and CFO, who were our highest paid employees, were not rehired. The arrangements allowed us to operate in an orderly manner and provided sufficient time for us to negotiate our next round of funding for $1,000,000 before transaction expenses of $122,000.

In October 2005, we completed a Preferred stock offering transaction whereby we received $878,000, net of transaction expenses. We have used the cash for general working capital purposes.

Subsequent to June 30, 2006 the company received approximately $64,000 from the issuance and exercise of options aggregating 581,819 shares.

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

Item 3. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls that have materially affected, or are reasonably likely to have materially affected, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

The Company is subject to no material litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults by the Company on its Senior Securities

The Series B Preferred Stock pays a mandatory quarterly dividend due in arrears on the last day of each quarter. On the date of this filing the dividend for the quarter ended June 30, 2006 totaling $63,750 has not been paid.

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

(b) 8-K Reports:

On May 2, 2006, the Registrant issued an interim report to its shareholders reporting recent developments and progress. The Registrant announced that to date five companies, representing approximately forty percent of the worldwide parking gate marketplace, have signed up for the Registrant’s OEM Partner Program, a program initiated by the Registrant to promote awareness of the Registrant’s “presence sensing” products while creating a market channel. The Registrant further reported on a growing shift in the attitude of the parking gate industry to increase safety of moving access gate arms. Lastly, the Registrant announced the addition of a new patent issued by the US. Patent Office to the Registrant in April 2006.

On June 27, 2006 the Registrant issued a press release announcing the resignation of Stephan A. Michael as acting president and the appointment of Carl A. Parks as president and Chief Operating Officer.

On August 14, 2006 the registrant reported the issuance of an interim report to its shareholders reporting its strategy and approach to marketing and sales of its products, which was included in a press release. The Registrant also reported entering into a Business Consulting Agreement with John Anderson under which the Company appointed Mr. Anderson as a non-exclusive business consultant with respect to various business matters. The agreement has a term of one year and provides for the issuance to Mr. Anderson of shares of the Company’s common stock as compensation

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Invisa has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVISA, INC.

Date: August 18, 2006	By:	/s/ Carl A. Parks
Carl A. Parks
Title: President and Chief Operating Officer

Date: August 18, 2006	By:	/s/ Edmund C. King
Edmund C. King
Title: Chief Financial Officer