Form 10QSB
period 2006-11-13
INVISA INC
filed 2006-11-21
CIK 1172706

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934:

For the quarterly period ended September 30, 2006.

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

Yes ☒  No ☐

The Issuer had 25,497,738 shares of Common Stock issued and outstanding as of September 30, 2006.

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

Part I. Financial Information

Item 1. Financial Statements

Invisa, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

Assets	December 31, 2005 (Audited)	September 30, 2006 (Unaudited)
Current Assets:
Cash and cash equivalents	$585,463	$693
Accounts receivable	27,268	26,394
Inventories	47,475	92,629
Prepaid expenses and other	13,360	146,653
Total current assets	673,566	266,369
Furniture, fixtures and equipment, net	46,398	33,445
Patent, net (Note B)	5,123,529	4,532,353
Total Assets	5,843,493	4,832,167
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	43,550	242,311
Accrued expenses	122,951	151,285
Due to shareholders and officers	394,000	417,892
Short-term notes payable	--	7,419
Preferred dividends payable	18,750	86,250
Total current liabilities	579,251	905,157

Commitments and contingencies (see Note F)	—	—
Stockholders' equity
Convertible Preferred Stock, 5 million shares authorized ($0.001 par value):
Series A, 14,500 shares issued and outstanding	1,277,000	1,277,000
Series B, 10,000 shares issued and outstanding	1,000,000	1,000,000
Common Stock, 95 million shares authorized, $.001 par value, 23,799,268 shares at December 31, 2005 and 25,497,738 shares at September 30, 2006 issued and outstanding, respectively.	23,799	25,498
Additional paid-in capital	31,087,395	31,567,617
Stock subscriptions receivable	(268,904)	(280,154)
Deficit accumulated during the development stage	(27,855,048)	(29,662,951)
Total stockholders’ equity	5,264,242	3,927,010
Total Liabilities and Stockholders' Equity	$5,843,493	$4,832,167
The accompanying notes are an integral part of these condensed consolidated financial statements.

Invisa, Inc.
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
					February 12,
					1997 (Date of
					Inception)
					Through
	Three Months Ended September 30		Nine Months Ended September 30		September 30
	2005	2006	2005	2006	2006

Net sales	53,826	23,639	175,719	103,695	1,301,446
Other operating revenues	75,000	—	225,000		300,000

Costs and other expenses:
Cost of goods sold (exclusive of patent amortization shown separately below)	22,103	11,179	94,719	62,303	916,559
Research and development costs	62,577	40,690	161,969	136,459	3,478,299
Selling, general and administrative expenses	146,235	340,984	919,076	1,039,857	14,832,558
Patent amortization	197,059	197,059	591,176	591,176	3,661,306
Impairment of Patent	—	—	—	—	5,517,808

Loss from operations	(299,148)	(566,273)	(1,366,221)	(1,726,100)	(26,805,084)

Interest income(expense), net	—	(1,661)	1,345	(14,303)	(834,857)
Debt extinguishment gain	—	—	—	—	360,000

Loss before income tax	(299,148)	(567,934)	(1,364,876)	(1,740,403)	(27,279,941)
Income tax	—	—	—	—	—
Net loss	(299,148)	(567,934)	(1,364,876)	(1,740,403)	(27,279,941)

Non-cash constructive dividend related to Convertible Preferred Stock accretions	(500,000)	—	(500,000)	—	(2,296,640)
Preferred stock dividends		(22,500)		(67,500)	(86,250)
Net loss applicable to Common Stockholders	(799,148)	(590,434)	(1,864,876)	(1,807,903)	(29,662,831)
Net loss per share applicable to Common Stockholders:
Basic and diluted	(0.03)	(0.02)	(0.08)	(0.07)

Weighted average Common Stock shares outstanding
Basic and diluted	23,955,218	24,299,976	22,405,787	24,207,485
The accompanying notes are an integral part of these condensed consolidated financial statements.

Invisa, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statement of Stockholders’ Equity
Nine Months Ended September 30, 2006
(Unaudited)

							Deficit
							Accumulated
	Convertible				Additional	Stock	During the
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

Balance at December 31, 2005	24,500	$2,277,000	23,799,268	$23,799	$31,087,395	$(268,904)	$(27,855,048)	$5,264,242
Preferred Stock Series B Dividend	—	—	—	—	—	—	(67,500)	(67,500)
Common stock purchased for cash	—	—	400,000	400	43,600	—	—	44,000
Stock option exercise	—	—	316,670	317	23,933	—	—	24,250
Issuance of common stock for services	—	—	981,800	982	132,652	—	—	133,634
Employee share-based compensation	—	—	—	—	168,587	—	—	168,587
Issuance of non-employee Common Stock options for services	—	—	—	—	100,200	—	—	100,200
Interest accrued on notes related to stock subscriptions receivable	—	—	—	—	11,250	(11,250)	—	—
Net loss	—	—	—	—	—	—	(1,740,403)	(1,740,403)
Balance at September 30, 2006	24,500	$2,277,000	25,497,738	$25,498	$31,567,617	$(280,154)	$(29,662,951)	$3,927,010
The accompanying notes are an integral part of these condensed consolidated financial statements.

 Invisa, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
Cash flows from operating activities:	2005	2006	February 12, 1997 (Date of Inception) Through September 30

Net loss	$(1,364,876)	(1,740,403)	$(27,279,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Patent impairment	—	—	5,517,808
Depreciation and amortization	596,317	604,129	4,211,733
Common Stock and options exchanged for services	138,000	233,834	2,994,974
Employee Share based compensation	—	168,587	168,587
Debt extinguishment gain	—	—	(360,000)
Changes in operating assets and liabilities:
Accounts receivable	30,219	874	(173,108)
Inventories	8,631	(45,154)	(92,629)
Prepaid expenses and other assets	(19,672)	(133,293)	(146,653)
Accounts payable, trade	(28,820)	198,761	242,311
Accrued expenses	55,311	35,226	108,167
Deferred revenue	(225,000)	—	—
Net cash used in operating activities	(809,890)	(677,439)	(14,808,751)
Cash flows from investing activities:
Patent acquisition	—	—	(550,000)
Transaction costs in connection with RMI business combinations	—	—	(121,475)
Purchase of furniture, fixtures and equipment	—	—	(238,846)
Net cash used in investing activities	—	—	(910,321)
Cash flows from financing activities:
Proceeds from notes payable, related party	67,000	17,000	74,419
Due to Stockholders and Officers	—	—	1,520,983
Payment of notes payable	—	—	(520,800)
Collection of stock subscriptions	—	—	36,500
Proceeds from sale of Convertible Preferred Stock, net	415,000	—	2,815,000
Proceeds from notes payable and redeemable Common Stock	—	7,419	908,000
Proceeds from sale of Common Stock, net	75,000	68,250	10,655,663
Cash received with combination transaction	—	—	230,000
Net cash provided by financing activities	557,000	92,669	15,719,765
Net increase (decrease) in cash	(252,890)	(584,770)	693
Cash at beginning of period	590,588	585,463	—
Cash at end of period	337,698	693	693
The accompanying notes are an integral part of these condensed consolidated financial statements.

Invisa, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statement of Cash Flows - Continued
(Unaudited)
			February 12, 1997
			(Date of Inception)
	Nine Months Ended September 30,		Through
	2005	2006	September 30, 2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$—	—	229,162

Notes payable incurred in connection with merger transactions	$—	—	1,300,000

Notes payable canceled in connection with merger transaction	$—	—	337,489

Common Stock issued representing Common Stock offering costs (200,000 shares)	$—	—	554,000

Common Stock issued in connection with merger transaction
(3,685,000 shares)	$—	—	11,272,500

Due to employees in connection with merger transaction	$—	—	175,000

Accrued expenses assumed in connection with merger transaction	$—	—	50,000

Exchange of liabilities for common stock	$—	—	857,057

Preferred dividends accrued as liabilities	$—	67,500	86,250

Non-cash preferred stock accretions	$—	—	2,296,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

Invisa, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-02 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Invisa, Inc. for the year ended December 31, 2005. When used in these notes, the terms “Company”, “we,” “us” or “our” mean Invisa, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three or nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Note B - Liquidy and Management’s Plan

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and nine months ended September 30, 2006 and since the date of inception, the Company has had a net loss applicable to Common Stockholders of $590,434, $1,807,903 and $29,662,831, respectively. As of September 30, 2006 Company has not emerged from the development stage and has working capital deficit of $638,788 since inception, the Company has financed its operations principally from the sale of equity securities, as the Company has not generated significant revenues from the sale of its products. The Company’s auditors issued a “going-concern” uncertainty opinion on the financial statements for the year ended December 31, 2005, citing significant losses at that date, which raised substantial doubt about the Company’s ability to continue as a going-concern. Continuation of the company as a going concern is dependent upon additional external funding and, ultimately, a substantial increase in sales volume and achievement of profitable operations.

To finance operations through at least the next 12 months the Company will continue to depend upon its existing cash and cash equivalents, together with net proceeds from private placements of equity or debt, potential license fees and product sales. Management believes that the cash required for product development and operations, especially for the marketing, production and sale of its products, will increase in the future. Management's plan is to access this additional cash required from a variety of potential sources, including: public equity financing, private equity financing, license fees, grants, and public or private debt. In the event the Company is not able to access sufficient capital to carryout the aforementioned plan or adopt an alternative plan, the Company is currently considering changes which may involve reducing or disposing of its current business (including reevaluation of the carrying value of its deferred patent costs) as necessary to access additional capital or manage operations to a level permitted by available capital.

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

    The Company’s inability to improve operations or to raise funds during the fourth quarter of 2006 could have a material adverse effect on its ability to meet its working capital needs and continue operations. Furthermore, in the event that the Company is unable to continue operations, recognition of an impairment loss related to the patent may be necessary. This patent had a carrying value of $4,532,353 as of September 30, 2006 and represents a significant portion of the Company's total assets as of that date. The financial statements do not include any adjustments that might result from this uncertainty.

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

Had compensation cost for the Company's stock option plan been determined on the fair value basis at the grant dates for share-based employee compensation arrangements consistent with the method required by FAS 123R, the Company's net loss attributable to common stockholders and net loss per common share would have been the proforma amounts indicated below:
	Net loss attributable to common stockholders, as reported	Share-based employee compensation recorded on financial statements	Share-based employee compensation, under the fair value method, net of related tax effects	Proforma net loss attributable to common stockholders	Weighted-average shares	Net loss per share-basic and fully diluted, as reported	Proforma net loss per shae-basic and fully diluted

Three month periods ended:
March 31, 2004	$(608,411)	$-	$(168,006)	(776,417)	$19,011,916	$(0.03)	$(0.04)
June 30, 2004	(806,655)	-	(223,689)	(1,030,344)	19,341,156	(0.04)	(0.05)
September 30, 2004	(2,357,105)	-	(250,927)	(2,608,032)	19,610,170	(0.12)	(0.13)
December 31, 2004	(591,288)	-	(278,135)	(869,423)	19,899,052	(0.03)	(0.04)
March 31, 2005	(527,805)	-	-	(527,805)	19,011,916	(0.03)	(0.03)
June 30, 2005	(537,907)	33,000	(123,000)	(627,907)	21,738,171	(0.02)	(0.03)
September 30, 2005	(799,149)	-	(123,000)	(922,149)	23,955,218	(0.03)	(0.04)
December 31, 2005	(924,912)	33,000	(230,110)	(1,122,022)	22,742,956	(0.04)	(0.05)

The adoption of FAS 123R lowered net income by approximately $55,785 and $168,587 of employee share-based compensation for the three and nine months ended September 30, 2006 and 2005, respectively.

The following table summarizes information for options outstanding and exercisable at September 30, 2006.

	Options Outstanding			Options Exercisable
	Number	Weighted Average Exercise Price	Weighted Average Remaining Life	Number	Weighted Average Exercise Price	Weighted Average Remaining Life

Range of Prices

$0.01 - $1.00	13,842,667	$0.34	5.44	10,715,583	$0.35	5.1448
$1.01 - $2.00	400,000	$1.75	2.88	400,000	$1.75	2.88
$2.00 - $7.25	1,815,209	$3.45	1.78	1,798,542	$3.46	1.72
	16,057,876	$0.72	4.96	12,914,125	$0.90	3.79

Common stock options issued, exercised and outstanding during the nine months ended September 30, 2006 are as follows:

SUMMARY ROLLFORWARD	Number	Weighted Average Exercise Price
Options outstanding as of January 1, 2006	13,074,546	$1.51
Options granted during 2006	3,300,000	$0.27
Options exercised during 2006	(316,670)	$0.08
Options cancelled/expired during 2006	-	-
Options outstanding as of September 30, 2006	16,057,876	$0.72

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

    In September 2006, the FASB issued FAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the requirements of this standard and does not expect its provisions to have a material effect on its financial statements.
Note E - Inventories

Inventories consist of the following December 31, 2005and September 30, 2006:

	December 31, 2005	September 30, 2006
Finished goods	$4,371	$1,174
Raw materials	43,104	91,455
	$47,475	$92,629

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

Note G - Stockholders Equity

    On January 12, 2006, a total of 400,000 options were granted to employees and directors at $0.12 vesting over 2 years. On June 13, 2006, the Company granted 900,000 options to an employee, of which 100,000 options vested immediately, and the remainder vest at a rate of 22,222 options per month until June 30, 2009. In accordance with FAS 123R, the Company recognized expense in connection with options vested during the first, second and third quarters of 2006. The Company recognized employee share-based compensation expense using the Black-Scholes model of $55,785 and $168,587 for the three and nine periods ended September 30, 2006, respectively. As of September 30, 2006, approximately $253,000 of unrecognized compensation expense related to unvested share-based compensation awards granted remains to be recognized over the next three years. During the quarter ended September 30, 2006, no stock options were issued, and a total of 316,670 options were exercised.

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

    The Company accounted for these share-based transactions in accordance with FAS 123R, which required valuation using the Black-Scholes model. Accordingly, the company recognized non-employee share-based compensation expense of $37,400 and $233,834 for the three and nine month periods ended September 30, 2006, respectively.

    The Series B Preferred Stock pays a mandatory quarterly dividend due in arrears on the last day of each quarter. As of September 30, 2006, cummulative dividends totaling $86,250 have not been paid.

    On August 14, 2006, the Company entered into a Business Consulting Agreement with John Anderson under which the Company appointed Mr. Anderson as a non-exclusive Business consultant, essentially acting as advisor to the Company with respect to all business matters including but not limited to market opportunities, product and technology opportunities, sales, marketing, and public relations. The agreement has a term of one year. Under the Agreement, the Company agreed to compensate Mr. Anderson by issuing 681,800 shares of the Company’s authorized but un-issued Common Stock. The shares will be expensed at fair value as earned under the agreement. As of September 30, 2006, stock compensation expense related to this consulting agreement was approximately $11,000.

Note H - Subsequent events

Effective October 2, 2006 the Company entered into three agreements to borrow up to $135,446 under secured notes, with interest at 10% per anum and due March 1, 2007, to use for corporate expenses. The notes are secured by all assets of the Company and contain certain restrictions on incurring additional debt and expenses or changing its corporate structure. In connection with the issuance of these notes, the Company issued to an advisor warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.04 per share. The warrants have a 10-year term and are immediately exercisable.

See Note B.

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

We are a development-stage company, and we expect to continue the commercialization of our InvisaShield technology. For the three-months ended September 30, 2006, we had revenue from product sales of $23,639, principally representing sales of our product for powered parking gates. In addition to limited revenue, these sales have been a vehicle for receiving customer feedback on the reliability, ease of installation, and determining the market’s acceptance of our safety product.

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

Quarter Ended September 30, 2005 Compared to the Quarter Ended September, 2006

Net Sales and Cost of Sales - During the quarter ended September 30, 2005 and 2006, product sales totaled $53,826 (exclusive of $75,000 other operating revenue) and $23,639, respectively. The Company's sales to date have been limited and constrained by lack of capital. Cost of sales during the first quarter of 2005 includes inventory write-offs of approximately $9,266. The other operating revenue of $75,000 in 2005 relates to the recognition of development fees from Rytec Corporation. The payment was originally received during 2002 and was classified as deferred revenue for future product shipments. During 2005 the agreement was modified and the fee was recognized ratably during the year as compensation for development work performed by the Company pursuant to the modification.

Research and Development Expenses - During the third quarter of 2005 and 2006 research and development expenses totaled $62,577 and $40,690, respectively. The $21,887 decrease resulted from reductions in compensation and related payroll expenses, insurance, product development costs and office supplies.

Selling, General and Administrative Expenses - During the third quarter of 2005 and 2006 selling, general and administrative expenses totaled $146,235 and $340,984, respectively. The $194,749 increase is principally from increase in advertising, marketing, and tradeshow activities, higher compensation related to payroll expenses, rent, insurance and employee stock-based compensation.

Amortization and Impairment of Patent - During the year 2003 and included in the February 12, 1997 (date of inception) through September 30, 2006 period, the Company decreased the carrying amount of its patent costs of $12,217,808 by $5,517,808 to $6,700,000 to reflect the fair value as determined by the Company’s management. The patent impairment resulted principally from the Company's forecast of reduced expected discounted future cash flows associated with the licensing business model. Realization of the patent’s carrying value will require 60% minimum revenue growth through 2012, which is consistent with the Company's internal budgets and projections over the same period. This assumed level of revenue growth is based upon a relatively low level of actual revenues during 2004 on which percentage growth is predicated, management's assessment of the available market for its product and the assumed availability of financing which will be necessary to fund the Company's business plan. Amortization after the impairment charge is $788,235 per year.

    The Company’s inability to improve operations or to raise funds prior to or during the fourth quarter of 2006 could have a material adverse effect on its ability to meet its working capital needs and continue operations. Furthermore, in the event that the Company is unable to continue operations, recognition of an impairment loss related to the patent may be necessary. This patent had a carrying value of $4,532,353 as of September 30, 2006 and represents a significant portion of the Company's total assets as of that date. The financial statements do not include any adjustments that might result from this uncertainty.

Debt Extinguishment Gain - During the year 2004 and included in the February 12, 1997 (date of inception) through September 30, 2006 period, the Company negotiated the settlement of the SDR Metro, Inc. obligation from the contractual amount of $600,000 to a restructured amount of $250,000. The difference of $350,000 is reported as a gain. The Company also settled an additional obligation of $100,000 for $90,000. The difference of $10,000 is reported as a gain.

Interest Income (expense), Net - During third quarter of 2005 and 2006 interest income (expense), net totaled $0 and ($1,661), respectively. The Company maintains excess cash in an interest bearing money market account which is reflected net of expense.

Nine Months Ended September 30, 2005 and 2006

Net Sales and Cost of Sales - During the nine months ended September 30, 2005 and 2006, net sales totaled $175,719 (exclusive of $225,000 other operating revenue) and $103,695. The Company's sales to date have been limited and constrained by lack of capital. The other operating revenue of $225,000 in 2005 relates to the recognition of development fees from Rytec Corporation. The payment was originally received during 2002 and was classified as deferred revenue for future product shipments. During 2005 the agreement was modified and the fee was recognized ratably during the year as compensation for development work performed by the Company pursuant to the modification.

Research and Development Expenses - During the nine months ended September 30, 2005 and 2006, research and development expenses totaled $161,969 and $136,459 respectively. The $25,510 decrease resulted from reductions in compensation and related payroll expenses, insurance, product development costs and office supplies.

Selling, General and Administrative Expenses - During the nine months ended September 30, 2005 and 2006, selling, general and administrative expenses totaled $919,077 and $1,039,857 increase of $120,780 related to compensation , related payroll expenses and professional fees.

Interest (Expense) Income Net - During the nine months ended September 30, 2005 and 2006, net interest (expense) income totaled $1,345 and $(14,303). The increase in interest expense during 2006 resulted principally from additional borrowing in that period.

Net Loss and Net Loss Per Common Share - The Company’s net loss and net loss per common share for these periods decreased from $1,864,876 and $0.08 to $1,807,903 and $0.05 as a result of the matters described above, including the disruption of operations.

Plan of Development and Operations

We raised $1.07 million in equity and debt during 2005. We sought this round of capital to support our business plan. In 2006 we have received $68,250 to support our operations. We continue to improve our efficiency; and we continue to pay close attention to our costs with a goal of reaching cash flow break-

even and profitability within a reasonable time frame. We are in discussions to raise additional funding for future development and working capital all directed towards the commercialization of our products (see below). For the foreseeable future the company will focus its marketing energy in three areas: parking, commercial garage doors and swimming pool fencing.

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

In the event the Company is not able to access sufficient capital to carryout the aforementioned plan or adopt an alternative plan, the Company is currently considering changes which may involve reducing or disposing of its current business as necessary to access additional capital or manage operations to a level permitted by available capital.

Liquidity and Capital Resources

Since inception, we have incurred significant net losses and approximately $14.8 million of negative operating cash flows which we have financed largely from the sale of Common and Preferred Stock. From inception through September 30, 2006 we raised cash of approximately $15.7 million net of issuance costs, principally through private placements of common and preferred stock financings. At September 30, 2006, we had cash and cash equivalents totaling $693.

From inception (February 12, 1997) through September 30, 2006, we were largely focused on technology and product development. The estimated dollar amount spent during this period on company-sponsored research and development was $3,478,299. Because of the Company’s losses from operations

(which aggregate $26,805,084 from inception through September 30, 2006), limited capital, and ongoing product development expenses, the Company’s consolidated financial statements report that substantial doubt exists regarding the Company’s ability to continue as a going concern.

The $3,478,299 of direct research and development expenses that we incurred from inception through September 30, 2006 has been directed principally toward our InvisaShield technology and safety products, and to a lesser extent, our security products. Management estimates that sixty (60%) percent was expended toward the development of our core presence-sensing technology, twenty (20%) percent was expended in the miniaturization of our circuitry, fifteen (15%) percent was expended in the design and development of safety products, and five (5%) percent was expended in the design and development of additional products for the security sector of our business.

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

In the third quarter 2006 the Company received approximately $64,000 from issuance and exercise of options aggregating 666,670 shares.

Subsequent to September 30, 2006 the Company entered into three agreements to borrow up to $135,446 under secured notes to use for corporate expenses. The notes are secured by all assets of the Company and contain certain restriction on incurring additional debt and expenses or changing its corporate structure. In connection with the issuance of these notes, the Company issued to an advisor warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.04 per share. The warrants have a 10-year term and are immediately exercisable.

We anticipate that cash required for product development and operations, especially in the marketing, production and sale of our products, will increase significantly in the future.

To finance planned operations through at least the next 12 months we will continue to depend upon our existing cash and cash equivalents, together with anticipated net proceeds from private placements of equity or debt, potential license fees and product sales. We believe that the cash required for product development and operations, especially for the marketing, production and sale of our products, will increase in the future. Our plan is to access this additional cash required from a variety of potential sources, including: public equity financing, private equity financing, license fees, grants, and public or private debt. In the event the Company is not able to access sufficient capital to carryout the aforementioned plan or adopt an alternative plan, the Company is currently considering changes which may involve reducing or disposing of its current business (including reevaluation of the carrying value of its deferred patent costs) as necessary to access additional capital or manage operations to a level permitted by available capital.

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

Item 3. Controls and Procedures

    An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the COO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls that have materially affected, or are reasonably likely to have materially affected, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults by the Company on its Senior Securities

The Series B Preferred Stock pays a mandatory quarterly dividend due in arrears on the last day of each quarter. On the date of this filing the dividend for the quarter ended September 30, 2006 totaling $22,500 has not been paid.
Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits filed herewith, Item Number - Description:

Item No.	Description
31.1	Chief Operating Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a).

31.2	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a).

32.1	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350.

(b) 8-K Reports:

•	Form 8-K filed October 2, 2006

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

INVISA, INC.

Date: November 20, 2006	By:	/s/ Carl A. Parks
Carl A. Parks
Title: President and Chief Operating Officer

Date: November 20, 2006	By:	/s/ Edmund C. King
Edmund C. King
Title: Chief Financial Officer