Form 10KSB
period 2007-04-02
INVISA INC
filed 2007-04-18
CIK 1172706

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

☒        Annual Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934:
For the fiscal year ended: December 31, 2006

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

The Issuer’s revenues for its most recent fiscal year were $136,980.

Indicate by check mark whether Invisa is an accelerated filer as defined in the Exchange Act Rule 126-2. ☐ Yes ☒ No

The aggregate market value of the Issuer’s voting stock held as of December 31, 2006 by non-affiliates of the Issuer based upon the closing bid and asked price of the Issuer’s Common Stock on that date is $0.05. The Issuer does not have any non-voting stock.

On December 31, 2006, 25,497,738 shares of Invisa Common Stock, $0.001 par value, were outstanding.

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

Our offices are located at 6935 15 th Street East, Suite 120, Sarasota, FL 34243, telephone (941) 355-9361. In the second quarter 2007, we plan to relocate our offices to suite 110 in the same facility located at 6935 15th Street E, Sarasota FL 34243. Our telephone number will remain the same.

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

Applications

Safety Market - Many safety devices and safety functions depend upon presence-sensing technology. While we have historically been developing a range of presence-sensing devices for the safety market under our brand name SmartGate, we are currently primarily focused on safety products used in the parking gate market.

We believe that our safety sensors offer potential operational and maintenance benefits for the powered closure industry. Today, we sell SmartGate safety sensors for use primarily with powered parking gates.

We also have developed pre-production versions of presence-sensing devices for use in powered slide-gates, commercial overhead doors, powered industrial doors (which are used in commercial, manufacturing and industrial facilities) and residential garage doors. We believe that there may be other applications for our presence-sensing technology in the safety market. Ultimately we plan to offer safety sensors based upon our InvisaShield technology to be used with a broad range of powered closure products manufactured by other companies.

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

Another application of InvisaShield technology is with vertical powered doors. In July 2002, we granted Rytec Corporation a license to use our safety devices as original equipment on high-speed industrial doors in North America. In 2005, the license agreement was converted into a joint development agreement. These doors are frequently used in manufacturing and industrial environments where air-conditioned, cooler, and freezer areas are separated within warehouses and other buildings. We anticipate that in the future we may explore this or other opportunities in the high-speed industrial door market.

Our selling price for InvisaShield safety sensors allows us an acceptable gross profit margin and we expect that our cost of goods will continue to decline as we realize economies of scale.

Security Market - Security systems and security equipment generally rely, to varying degrees, on presence-sensing technologies to detect the presence of potential intruders and trespassers, or to provide surveillance of valuable objects. We currently have a limited number of first-generation security sensors in operation, a limited number of second generation sensors under field evaluation we anticipate further development which we anticipate may be followed by commercialization.

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

We currently market safety devices used with powered parking gates. In the future, we anticipate that we may market safety devices for industrial doors, commercial overhead doors, and powered slide gates. A longer term goal is to license our InvisaShield technology to manufacturers of powered closure products.

Sales

During 2005 and 2006, Magnetic Automation Corp. was our largest customer, comprising approximately 16% of our product revenues in both years. During 2005, we recognized $300,000 from Rytec Corporation as other operating revenue. The payment to us by Rytec was originally an advance against future product delivery, but in March 2005, we amended our agreement and recognized the amount as compensation for development efforts in 2005. We recognized no revenue from Rytec Corporation in 2006.

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

In 2006, we issued 400,000 shares of Common Stock to Robert McLain at $0.11cash per share and issued 316,670 shares of Common Stock pursuant to exercise stock options at 0.075 and 0.085 cash per share.

In 2006 the Company entered into a short term borrowing agreement of $128,337 from three stockholders (MAG Capital, LLC; Mercator Momentum Fund, LLC; Monarch Pointe Fund, LLC) under a short-term secured 10% note.

In 2006, we also borrowed $30,500 from Friday Harbour, LLC (an affiliate of Samuel Duffey) under the Company’s convertible facility loan agreement. Additional borrowing in 2006 brings the outstanding balance as of December 31, 2006 to $97,500 plus accrued interest. Subsequent borrowing in 2007 increased this total to $110,900, plus accrued interest.

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

Patents and Trademarks - We own five Patents issued by the U.S. Patent Office, three of which were issued in the fiscal year 2006 or the first quarter of 2007: Patent No. 5,337,039 issued on August 9, 1994, Patent No. 6,819,242 issued on November 16, 2004, Patent No. 7,023,222,B2 issued on April 4, 2006; Patent No. 7,167,093 B2 issued on January 23, 2007 and Patent No. 7,187,282 issued on March 6, 2007. In addition, we have filed for two patents (as PCT, or Patent Cooperation Treaty filings), one provisional patent application and have one application pending, all of which cover improvements to the InvisaShield technology.

We have a trademark on the trade name “SmartGate” which we use in our safety products category. We have filed trademark applications for the following: “Invisa”, “InvisaShield” and the tagline “Safe. Secure. No Question.” We believe that our patent and trademark position will be useful in our efforts to protect our perceived competitive advantages.

We are unaware of any agreements in effect that would require us to pay royalties.

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

We have applied for UL certification for certain of our safety products (those which we believe meet or exceed the current UL-325 standard). From time to time, we anticipate submitting additional products, including safety and security products, for UL certification. We also have applied for CE certification, which is important in Europe, the U.K. and elsewhere (the equivalent to UL certification). Other markets may have additional governmental or certification requirements. All UL and CE applications are being held in advance due to funding constraints.
Warranty

Our safety products are sold with a 90-day (upgradeable to one year) limited warranty. We anticipate that our security products will carry a warranty that is generally in line with industry suppliers’ practice. We have had no claims expensed under the warranty in 2005 or 2006.

Employees

We have three employees which consist of two full time employees (one of which is a leased employee) and our CFO which is a Part time employee. We have no unions and we have not entered into any collective bargaining agreement with any group of employees. We believe that we have a good relationship with our employees.

Research and Development

During the years ended December 31, 2005 and 2006, research and development expenses totaled $174,292 and $119,937, respectively.
Item 2 - Description of Property

As of December 31, 2006 we lease 5,500 square feet of office and research lab space in the Airport Business Center in Sarasota, Florida. The lease expires December 2009. Annual payment is approximately $50,000 plus taxes, typical of the local market rate for such facilities. We lease the facilities from a non-affiliated party. No zoning or other governmental requirements are needed for the continued use of our facilities. In April 2007, we replaced the lease space which we occupied during 2006 with space which is located in the same business center. We expect to occupy the new space in the second quarter of 2007. The new space has 2,500 square feet which we rent for $2,069 per month. The new space is on a monthly basis with a thirty day notice feature, to provide maximum flexibility. The current lease has been assigned to a new tenant.

We have adopted a policy, pursuant to which, we do not invest in real estate or maintain an interest in real estate, real estate mortgages or securities issued that are based upon real estate activities. We maintain lease insurance that we believe is adequate.

Item 3 - Legal Proceedings

None.
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

As of December 31, 2006 there were 375 stockholders of record of Invisa Common Stock.
Quarter	High Bid	Low Bid
First Quarter 2005	0.57	0.21
Second Quarter 2005	0.24	0.03
Third Quarter 2005	.035	0.12
Fourth Quarter 2005	0.26	0.09
First Quarter 2006	0.23	0.10
Second Quarter 2006	0.30	0.13
Third Quarter 2006	0.23	0.05
Fourth Quarter 2006	0.10	0.03

On December 31, 2006, the closing bid and closing ask prices for shares of our Common Stock in the over-the-counter market, as reported by NASD OTC BB was $0.05 per share.

We believe that there are presently approximately 13 market makers for our Common Stock. When stock is traded in the public market, characteristics of depth, liquidity and orderliness of the market may depend upon the existence of market makers as well as the presence of willing buyers and sellers. We do not know if these or other market makers will continue to make a market in our Common Stock. Further, the trading volume in our Common Stock has historically been both sporadic and light.

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

Transfer Agent

The Transfer Agent for the Common Stock of the Company is Continental Stock Transfer and Trust Company 17 Battery Place, New York, NY 10004.

Recent Sales of Unregistered Securities

In 2006, we issued 400,000 shares of Common Stock to Robert McLain at $0.11cash per share and issued 316,670 shares of Common Stock pursuant to exercise of stock options at 0.075 and 0.085 cash per share.

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

We are a development-stage company, and we expect to continue the commercialization of our InvisaShield technology. For the year ended December 31, 2006, we had revenue from product sales of $136,980, principally representing sales of our product for powered parking gates. In addition to limited revenue, these sales have been a vehicle for receiving customer feedback on the reliability, ease of installation, and determining the market’s acceptance of our safety product.

Financing for our development activities in 2006 was derived from limited sales, the sale of common and short-term debt financing. We are working to increase our sales of product, further reduce operating costs and obtain financing including through business combinations and licensing relationships and transactions. In the future, we may develop additional safety and security products and bring them to market.

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

Through October 2003, we planned to develop, manufacture and sell sensor devices for use not only in parking facility gates, where we already had developed commercial products but in other safety and security devices. In October 2003, we hired a new CEO who, shortly after his employment, revised our strategy to focus more on selling licenses rather than manufacturing and selling devices. Because of the constraints on our finances, we did not believe that we had the available resources to market, manufacture and sell closure, security and other devices. The licensing of our technology, although reducing our ability to enjoy the full value of the patent, was to provide us with an inflow of funds without our having to expend significant resources. In April 2005 the CEO’s employment was terminated and we have reinstated our original sales strategy. In addition to continuing to sell our precuts to manufacturers, dealers, distributors and customers, we plan to continue to seek to have manufacturers (OEM’s) in embedded our patented sensors in their closure devices and to develop cooperative marketing and sales programs with the OEM’s.

We have continued to (i) enhance our patent and (ii) work on developing new patents compatible with the patent we purchased. For example, in 2003 we sold 30 security devices to a museum. These devices used the technology represented by our original patent but also contained technology developed specifically for security purposes. In the future, as additional uses evolve for our technology, we will continue to enhance our technology and adapt it to new uses. In 2006 and early 2007 we received notification of the issuance of three new patents, all of which were issued in 2007.

Invisa generated sales of parking automated sensors in 2005 and 2006 of $239,285 and $136,980, respectively. In 2003, we also sold 30 security devices to a major museum which are currently in use. All of these sales relate to our patents.

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

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2006

Net Sales - During the years ended December 31, 2005 and 2006, product sales totaled $239,285 and $136,980, respectively. The Company's sales to date have been limited and constrained by lack of capital. We had a gross profit of $116,524 for the year ended December 31, 2005 and gross profit of $42,782 for the year ended December 31, 2006. Gross margin was 49% and 31% during 2005 and 2006, respectively. Other operating revenue in 2005 of $300,000 relates to the recognition of development fees from Rytec Corporation. The payment was originally received during 2002 and was classified as deferred revenue for future product shipments. During 2005 the agreement was modified and the fee was recognized ratably during the year as compensation for development work performed by the Company pursuant to the modification.

Research and Development Expenses - During the years ended December 31, 2005 and 2006, research and development expenses totaled $174,292 and $119,937, respectively. The decrease of $54,355 in 2006 was due principally to a reduction in facility expense, insurance expense and work force, resulting in decreases in salaries and wages and payroll taxes. In the fourth Quarter of 2006, employment of our in-house engineer and his assistant was terminated. These former employees are currently considered outside consulting resources on an as requested/as available basis. To date, we have not requested significant access to this consulting resource and accordingly have experienced a reduction in research and development expenses.

Selling, General and Administrative Expenses - During the years 2005 and 2006, selling, general and administrative expenses totaled $1,227,592 and $1,420,743, respectively. The increase of $193,156 in 2006 principally resulted from increased compensation and related payroll expenses, outside consulting fees and marketing activities.

Amortization and Impairment of Patent - During the year 2003, the Company decreased the carrying amount of its patent costs of $12,217,808 by $5,517,808 to $6,700,000 to reflect the fair value as determined by the Company’s management. In 2003 the Company revised its strategy to focus more on selling licenses rather than manufacturing and selling devices. The patent impairment results principally from the Company’s forecast of reduced expected discounted future cash flows associated with the licensing business model. Realization of the patent’s carrying value will require a substantial minimum revenue growth through 2011, which is consistent with the Company’s internal budgets and projections over the same period. This assumed level of revenue growth is based upon a relatively low level of actual revenues during 2006 on which percentage growth is predicated, management’s assessment of the available market for its product and its assumed availability of financing which will be necessary to fund the Company’s business plan. Amortization after the impairment charge is $788,235 per year. While we believe that the carrying value of our patent is not currently impaired, future impairment charges could occur if we are not successful in raising the capital necessary to fund the Company’s business plan and generate profitable operations sufficient to recover the cost of the patent.

Interest Income (expense), Net - During 2005 interest income totaled $2,677 and during 2006 interest income totaled $2,585 which was offset by $27,703 interest expense. The Company maintained excess cash, if available, in an interest bearing money market account.

Net Loss applicable to Common Stockholders and Net Loss Per Share applicable to Common Stockholders - The Company’s net loss applicable to Common Stockholders and net loss per share applicable to Common Stockholders for these periods decreased from $2,889,668 and $0.12 in 2005 to $2,401,251 and $0.12 in 2006 respectively, as a result of the matters described above.

Plan of Development and Operations

We raised $227,087 in debt and equity funding during 2006. This financing has been used to support our business plan, but on a limited basis due to financial constraints. As a result we are seeking other sources of financing, including possible corporate consolidation. For the near-term future the Company will focus its marketing energy and sales efforts in the parking gate area which has been our primary customer base for many years. We will also explore strategic relationships with potential expansion into other areas such as commercial garage doors, swimming pool fencing and security as funding permits.

We limited our energies to the parking facility gate market in 2006 and we expect to continue to limit our efforts to this market for the foreseeable future.  In the fourth quarter of 2006, as part of our continuing efforts to cut costs and to manage to available financial resources, our staff was further reduced. Our in-house engineer and his assistant were terminated and are currently considered outside consulting resources on an as requested/as available basis. To date, we have not requested significant access this consulting resource. As a result, at December 31, 2006 we had two full time employees, one of which was leased on a full time basis from an employment leasing company. Additionally, a third employee, our CFO, was employed on a part-time basis. We believe that a significant financing or business development, such as a business combination, will be necessary to sustain and grow our business.

Implementing the Company’s plan of development and operations will require additional funding. Accordingly, the Company is pursuing additional funding which may include debt or equity financing, Additionally , the Company is considering the potential for establishing business relationships or transactions which may enhance the Company’s access to additional funding and also potentially facilitate its operations. In the event the Company is not able to access sufficient funding to support its operations its business operations will be threatened.

Liquidity and Capital Resources

From inception through December 31, 2006 we raised cash of approximately $16.1 million net of issuance costs, principally through private placements of common and preferred stock financings. At December 31, 2006, we had cash and cash equivalents totaling $2,900. This amount of cash on hand at December 31, 2006 reflects the residual after a short term borrowing of $128,337 from stockholders under a secured 10% note due on March 1, 2007. This loan was accompanied by the issuance of 150,000 warrants at $0.04 per share to an affiliate of the lenders. On February 28, 2007, this note was modified to extend the maturity date by six months, and to subordinate the security interest to a new borrowing closed on the same date. Also on February 28, 2007, the Company entered into a loan agreement to borrow up to $150,000 under a secured 10% note due in six months. In addition to having a first security interest in all of the Company’s assets the note was secured by a security interest in twenty million shares of common stock pledged by the Company. Through April 1, 2007, $83,824 has been borrowed under this loan agreement.

In the fourth quarter ending on December 31, 2006 our sales were $33,285 compared with sales of $138,566 for the fourth quarter of 2005. Our loss for the fourth quarter of 2006 was $380,304, compared with $1,406,042 for the same quarter in 2005. During the fourth quarter of 2006, we further reduced our staff to cut costs and better manage to our limited available funding. While the reduction in staff has placed greater burdens on our remaining employees, we do not believe that it has materially impacted sales. However, the staff reduction has negatively impacted, and we anticipate, will continue to negatively impact, new technology and product development activities.

From inception (February 12, 1997) through December 31, 2006, we were largely focused on technology and product development. The estimated dollar amount spent during this period on company-sponsored research and development was $3,471,292. Because of the Company’s net losses (which aggregate $27,850,789 from inception through December 31, 2006), limited capital, and ongoing product development expenses, the Company’s consolidated financial statements report that substantial doubt exists regarding the Company’s ability to continue as a going concern.

The $3,471,292 of direct research and development expenses that we incurred from inception through December 31, 2006 has been directed principally toward our InvisaShield technology and safety products, and to a lesser extent, our security products. Management estimates that sixty (60%) percent was expended toward the development of our core presence-sensing technology, twenty (20%) percent was expended in the miniaturization of our circuitry, fifteen (15%) percent was expended in the design and development of safety products, and five (5%) percent was expended in the design and development of additional products for the security sector of our business.

In August 2005, we entered into a Preferred Stock placement whereby we received $878,000, net of transaction expenses. In 2006 we raised additional capital through the sale of 716,670 shares of Common Stock for cash totaling $68,250, net of transaction expenses. Further in 2006, we raised $30,500 through the issuance of unsecured short term debt and in the fourth quarter of 2006, we entered into three credit facility agreements to borrow up to $135,446 under secured notes to use for corporate expenses of which $128,337 was borrowed through December 31, 2006. In connection with the issuance of these secured notes, the Company issued to an advisor warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.04 per share. The warrants have a 10-year term and are immediately exercisable and through December 31, 2006 remained unexercised.

The Company had negative working capital at December 31, 2006, totaling $968,602. At December 31, 2006 the Company had $2,900 in cash and cash equivalents to fund its operations. To finance planned operations through at least the next 12 months, we will continue to depend upon our ability to access additional financing. To support operations, in February 2007, we entered into an additional credit facility agreement pursuant to which we may borrow up to $150,000, subject to agreement of the lender, under secured promissory notes. Our plan is to seek to obtain the funding required to meet ongoing operating expenses through additional private equity and debt financing, license fees, grants, and through potential strategic or business relationships, transactions or business combinations.

Additional funding may not be available when required or it may not be available on favorable terms. Without adequate funds, we may need to significantly reduce or refocus our operations or obtain funds through arrangements that may require us to relinquish rights to certain or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. To the extent that additional funding is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders.

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

We have historically incurred losses.

In the twelve months ended December 31, 2006, we sustained a net loss of $2.3 million. From inception through December 31, 2006, we have sustained aggregate net losses of $27.9 million. Future losses are expected to continue. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our proposed products and manufacture, market and sell our products. Because of our ongoing losses and our very limited financial resources, our auditors have included an explanatory paragraph in their audit opinion with regard to our ability to continue as a going concern.

We will need to raise additional capital to continue our operations or we may be unable to fund our operations, promote our products or develop our technology.

Our operations have relied almost entirely on external financing to fund our operations. Such financing has historically primarily come from the sale of stock to third parties and to a lesser degree from borrowings and revenue from product sales and license fees. We anticipate, based on our current proposed plans and assumptions relating to our operations (including the timetable of, and costs associated with, new product development), that we will need additional debt or equity funding to continue to operate our business. We may seek to access required capital through potential strategic or business relationships or business combinations which may be dilutive to our current stockholders. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations and planned growth, develop or enhance our technology, take advantage of business opportunities or respond to competitive market pressures, any of which could raise doubt as to the Company’s ability to continue as a going concern. Any reduction in our operations may result in a lower stock price.

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

The limits of our of product liability insurance coverage may affect our Business.

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

We have five issued patents and have filed patent applications with respect to various aspects of our technology. The pending patent applications may not be issued to us, and if issued, may not protect our intellectual property from competition which could seek to design around or invalidate these patents. Our failure to adequately protect our proprietary rights in our products, services and technology could harm our business by making it easier for our competitors to duplicate our services. We may have to resort to litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or defend ourselves from claims of infringement, invalidity or unenforceability. Litigation may be expensive and divert resources even if we win. This could adversely affect our business, financial condition and operating results such that it could cause us to reduce or cease operations.

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

We are thinly staffed.

We have three employees which consist of two full time employees (one of which is a leased employee) and our CFO which is a Part time employee. Unless additional employees are hired, the limited size of our staff may restrict the level or nature of our business operations.

Item 7 - Financial Statements

The Financial Statements of the Company and the accompanying notes thereto, and the Report of Independent Registered Public Accounting Firm is included as part of this Form 10-KSB beginning on Page F-1.
Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 8a - Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the COO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls that have materially affected, or are reasonably likely to have materially affected, our internal control over financial reporting.

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

Item 8b - Other Information

None.

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

The directors, executive officers, and significant employees of the Company at December 31, 2006 are as follows:

		Positions and Offices Presently
Name	Age	Held with the Company
Edmund C. King	72	Director, Chief Financial Officer, Treasurer
Stephen A. Michael	59	Director and Chairman
Gregory J. Newell	57	Director
John E. Scates	49	Director
Carl A. Parks	47	President and Chief Operating Officer

There are no family relationships among any directors, executive officers or significant employees.

EDMUND C. KING has served as our Chief Financial Officer and Director since February 9, 2000. Until October 1, 1991, Mr. King was a partner in Ernst & Young, an international accounting and consulting firm. While at Ernst & Young, Mr. King was that firm’s Southern California senior healthcare partner and prior to that directed the Southern California healthcare practice for Arthur Young & Company, one of the predecessor firms of Ernst & Young. During his 30 years with Ernst & Young, Mr. King counseled clients in structuring acquisitions and divestitures; advised on the development of strategic plans; directed the preparation of feasibility studies; assisted with operational and financial restructuring; directed and supervised audits of client financial statements; and provided expert witness testimony and technical SEC consultation. Commencing in 1999, Mr. King became a financial consultant to SmartGate, L.C. that we acquired in February 2000. Mr. King has served as Chief Financial Officer and Director of SmartPlug, Inc. since November 2000 and Chief Financial Officer and Director of FlashPoint International, Inc. since October 2001. From January 1992, Mr. King has been a general partner of Trouver, an investment banking and financial consulting partnership. Mr. King is also a member of the Board of Directors of LTC Properties, Inc., an NYSE listed real estate investment trust. Mr. King is a graduate of Brigham Young University, having served on the National Advisory Council of that school’s Marriott School of Management, and has completed a Harvard University management course sponsored by Ernst & Young. Mr. King also has served as Chairman of the HFMA’s Long-Term Care Committee (Los Angeles Chapter) and is a past member of the National Association of Corporate Directors. He holds CPA certificate in the state of California .

STEPHEN A. MICHAEL has served as a Director since February 9, 2000 and as President from that date through November 6, 2003. Subsequent to that date, and currently, Mr. Michael had served as Chairman. In April 2005 he became and remained in that position until June of 2006. Mr. Michael attended the School of Engineering at Ohio State University. Upon returning from military service in Vietnam, he attended the Schools of Business/Marketing at both Ohio State University and Franklin University. Mr. Michael has also attended the University of Wisconsin School of Engineering to acquire certification in the area of High Energy Surge Suppression and New York University School of Engineering for Advanced Studies in FRP (Fiber Reinforced Plastic) and Composites Engineering. Mr. Michael has served as President and Director of SmartGate, L.C. since January 1997. SmartGate, L.C. became one of our subsidiaries in February 2000. Additionally, he has served as President and Director of SmartPlug, Inc. since January 1997 and President and Director of FlashPoint International, Inc. since October 2001. Mr. Michael has devoted a significant portion of his career to developing functional products, including participating in the development and marketing of the Panasonic Auto Sound-Car dealer system, the Fuzz Buster and the Sears KingFisher Boat.

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

CARL A. PARKS, prior to being elected our President and Chief Operating Officer in June 2006, served as the Company’s Vice President of Operations since 2001. Mr. Parks has had over 20 years experience in many phases of electronic manufacturing including assembly methods, techniques, hiring personnel, defining processes and selecting equipment. Prior to joining the Company, in 2000 and 2001 Mr. Parks served as a Customer Development Manager at ProTek Electronics in Sarasota, Florida where Mr. Parks had direct responsibility for the location, qualification and booking of new business and where he developed and managed the Quotation procedure and Costing model. In 1999 and part of 2000, Mr. Parks served as a Customer Development Manager at MSI of Central Florida in Melbourne, Florida. At MSI, Mr. Parks directed all manufacturing operations including hiring a core management team and had direct responsibility for new business development. From 1994 to part of 1999, Mr. Parks served as a customer service engineer at Genesis Manufacturing in Oldsmar, Florida. At Genesis, Mr. Parks had direct responsibility for the location and qualification of new customers. In addition, Mr. Parks provided front-end engineering support for all new program start-ups and provided component level sourcing support to all new programs. Mr. Parks received an A.S. Business degree in 1983 from Manatee Junior College. He has also received 1,600 hours of special instructions in many phases of manufacturing technology.

Significant Employees

In the fourth quarter of 2006, as part of continuing efforts to manage available financial resources, our in-house engineer, which was a significant employee, and his assistant were terminated. The terminated engineer is considered an outside consulting resource potentially available on an as requested/as available basis. To date, we have not requested significant access this to this consulting resource. While we do not believe that the reduction in staff has materially impacted our sales efforts, we anticipate that our ability to engage in significant new technology or product development activities will be materially adversely effected.

Compensation Committee and Compensation of Directors

Messrs., Newell and Scates serve on the Compensation Committee, which determines the compensation amounts to be paid to our directors, officers and employees. We are currently in the process of establishing a formal plan for compensating our directors. To date, directors have been reimbursed for actual expenses incurred in connection with performing duties as directors and have not received compensation for attendance at meetings, except that Messrs. Newell and Scates were each entitled to be paid an annual director's fee of $10,000 which has not yet been paid and accrues. Amounts accrued through July 31, 2004 were satisfied through a deferred stock grant arrangement. Currently, directors will be compensated by the grant of options from time to time, under the Company’s various compensation plans.

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

Industry Advisory Board

The has established an Industry Advisory Board to consist of industry experts and persons held in high regard within their industry. The Advisory Board currently has two members who are available on a limited basis to provide industry or market input as requested by the Company’s officers and directors. The Industry Advisory Board provides a consultative function and is not part of the Company’s Board of Directors, which is discussed elsewhere in this document.

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
Item 10 - Executive Compensation
Summary Compensation Table

Annual Compensation				Long Term Compensation Awards
					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
Name and		Salary	Bonus	Compensation	Award(s)	Options	Payouts	Compensation
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)

Carl A. Parks	2006	87,192	-------	-------	-------	-------	------	-------
President	2005	104,694	5000	-------	-------	-------	-------	------
	2004	101,846	-------	-------	-------	-------	-------	-------

Herbert M. Lustig (1)	2006	--------	-------	-------	-------	-------	-------	-------
	2005	67,961	-------	-------	-------	-------	-------	169,364
	2004	195,000	-------	-------	------	-------	-------	-------
Stephen A. Michael, (2) Director	2006	------	-------	-------	-------	100,000	-------	-------
	2005	------	-------	-------	-------	1,130,000	-------	-------
	2004	12,500	-------	-------	-------	-------	-------	-------
Edmund C. King, Director, (3)	2006	------	-------	-------	-------	100,000	-------	-------
CFO/Treasurer	2005	------	-------	-------	-------	1,350,000	-------	7,500
	2004	120,000	-------	-------	-------	-------	-------	-------
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

Employment Contracts and Termination of Employment and Change in Control Arrangements

In June 2006, the Company entered into a three year employment contract with William R. Hildebrand, with terms that required the salary of $120,000 per annum plus the issuance of 900,000 stock options vesting monthly for a period of three years. After an initial three month period, the contract also requires three months salary as severance. Mr. Hildebrand’s employment was terminated in October 2006. The Company has recorded the three months severance pay.

In June 2006, the Company entered into a three year employment contract with Carl A. Parks, with terms that required the salary of $125,000 per annum. The contract also requires six months severance compensation.

The employment contracts listed above constitute the Company’s only written employment contracts.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of shares of our common stock, as of December 31, 2006 of (i) each person known by us to beneficially own five percent (5%) or more of such shares; (ii) each of our directors and executive officers; and (iii) all of our current executive officers, directors, and five percent (5%) or more beneficial owners as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Name and Address of Beneficial Owner (1)	Title of Class	Positions Held (Officers & Directors)	Amount and Nature of Shares Beneficially Owned (2)	Percentage Owned (2)
Michael R. Ries, CPA (Trustee) (3)	Common Stock		1,864,584	7.31%
Kenneth D. Doerr (Trustee) (3)	Common Stock		1,864,584	7.31%
M.A.G. Capital, LLC and affiliates(4)	Common Stock		2,741,710	9.99%
Asset Managers International, Ltd. (5)	Common Stock		2,829,935	9.99%
Stephen A. Michael (6)	Common Stock	Chairman & Director	5,050,438	18.63%
Edmund C. King (7)	Common Stock	CFO,Treasurer & Director	1.467,582	5.50%
Gregory J. Newell (8)	Common Stock	Director	192,732	0.75%
John E. Scates (9)	Common Stock	Director	192,732	0.75%
Carl A. Parks	Common Stock	President	450,000	1.73%
Christopher Maggiore	Common Stock		1,750,001	6.42%

All directors, executive officers, and 5% beneficial owners as a group (5 persons; 6,906,484 shares, 23.73% (approx.))

(1)
Unless otherwise provided herein all addresses are c/o Invisa, Inc., 6935 15 th Street East, Suite 120, Sarasota, Florida 34243. The address for Mr. Ries is 4837 Swift Road, Suite 210, Sarasota, Florida 34231; for Mr. Doerr is 240 South Pineapple Avenue, Sarasota, Florida 34230; for Asset Managers International, Ltd. and for M.A.G. Capital and affiliates is 555 South Flower Street, Suite 4500, Los Angeles, California 90071.

(2) (4)
The percentage calculations are based on 25,497,738 shares that were outstanding as of December 31, 2006 plus the respective beneficial shares owned by each selling stockholder. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of December 31, 2006 are deemed outstanding for computing the number and the percentage of outstanding shares beneficially owned by the person holding such options but are not deemed outstanding for computing the percentage beneficially owned by any other person.

Includes M.A.G. Capital, LLC; Mercator Momentum Fund, L.P.; Monarch Pointe Fund, Ltd and Mercator Momentum Fund III, L.P. David F. Firestone is the managing member of M.A.G. Capital LLC and as such he has beneficial ownership of shares owned by M.A.G. Capital LLC and its affiliated funds. The following table presents the total number of shares held by the respective Funds:

		Preferred
	Common	A	B	Warrants
Monarch Point Fund, Ltd.	535,475	9,715	2,000	402,000
Mercator Momentum Fund III, LP	----	----	1,000	198,000
Mercator Momentum Fund, LP	263,953	4,785	----	150,000
	799,420	14,500	3,000	750,000

(*)Each share of Series A Preferred Stock and Series B Preferred Stock may be converted by the holder into that number of shares of common stock as is determined by dividing 100 by .12. The documentation governing the terms of the Series A Preferred Stock, the Series B Preferred Stock and the warrants contains provisions prohibiting any conversion of the Series A Preferred Stock or the Series B Preferred Stock or exercise of the warrants that would result in M.A.G. Capital, LLC, Mercator Momentum Fund, LP, Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, LP and their affiliates, collectively beneficially owning more than 9.99% of the outstanding shares of our common stock as determined under Rule 13d-3 of the Securities Exchange Act of 1934. As a result of these provisions, none of such entities hold beneficial ownership of more than 9.99% of the outstanding shares of our common stock..

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

(6)
Includes 3,448,438 shares owned by Mr. Michael and options to purchase 1,605,000 shares. Of the 1,605,000 currently vested options: 300,000 were granted to Mr. Michael in 2000 with an exercise price of $3.00 per share and an expiration date of July 26, 2007; 300,000 were granted in 2002 with an exercise price of $3.85 per share and an expiration date of January 21, 2007; 400,000 were granted to Mr. Michael in 2005 with an exercise price of $0.09 per share and an expiration date of June 15, 2015; and 480,000 were granted to Mr. Michael in 2005 with an exercise price of $0.10 per share and an expiration date of August 25, 2015. Mr. Michael also has options to purchase additional 250,000 and 100,000 shares, respectively. However, such options have only 125,000 shares vested nor will he have any additional vested within 60 days of the date hereof. The 1,605,000 vested options were granted pursuant to the Company’s option plans.

(7)	Includes 262,582 shares held in Mr. King’s name, 5,000 shares held in the name of the King Family Trust, and Mr. King’s options to purchase 1,200,000 shares.

(8)	Includes options to purchase 185,000 shares.

(9)	Includes options to purchase 185,000 shares.

Item 12 - Certain Relationships and Related Transactions

To the best of our knowledge, other than as set forth below, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our Common Stock, or any member of the immediate family of any of the foregoing persons, has an interest except as described below:

During 2006, the following options to acquire common stock were issued under the Company’s various plans to the following directors:
Number of
options issued
Stephen Michael	100,000
Edmund King	100,000
Gregory Newell	100,000
John Scates	100,000
400,000

Also, in 2006 the Company entered into a short term borrowing agreement of $128,337 from three stockholders (MAG Capital, LLC; Mercator Momentum Fund, LLC; Monarch Pointe Fund, LLC) under a short-term secured 10% note. We also issued 266,670 shares of common stock in connection with the exercise of stock options by a stockholder (Christopher Maggiore).

In 2006, we also borrowed $30,500 from Friday Harbour, LLC (an affiliate of Samuel Duffey) under a convertible facility loan agreement.

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

10.3 [1]	Form of Plan 2003 Option Agreement with Joseph F. Movizzo - May 13, 2003 (including form of Letter of Investment Intent)

10.4 [1]	Consulting Agreement - March 2003 between Crescent Fund, Inc. and the Company

10.5 [1]	Agreement dated as of April 24, 2003 between Alan A. Feldman and the Company

10.6 [1]	Financing Agreement dated as of May 9, 2003 between BarBell Group, Inc. and the Company

10.7 [1]	Series 2003A 7% Convertible Note Due June 9, 2004, dated May 9, 2003 from the Company to BarBell Group, Inc.

10.8 [1]	Investment Agreement dated as of May 9, 2003 between BarBell Group, Inc. and the Company

10.9 [1]	Warrant to Purchase Shares of Common Stock dated as of May 9, 2003, issued by the Company to BarBell Group, Inc.

10.10 [1]	Registration Rights Agreement dated as of May 9, 2003 between the Company and BarBell Group, Inc.

10.11 [1]	Broker-Dealer Placement Agent Selling Agreement - May 2003 between Capstone Partners LC and the Company

10.12 [2]	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 between Capstone Partners LC and the Company

10.13 [2]	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 executed by Nautilus Technologies, Ltd. - subscribing for 125,000 Units

10.14 [2]	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 executed by GM Capital Partners, Ltd. - subscribing for 50,500 Units

10.15 [2]	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 executed by Kallur Enterprises, Ltd. - subscribing for 50,000 Units

10.16 [2]	Publicity Agreement - July 2003 between Capital Financial Media, Inc. and the Company

10.17 [2]	Consulting Agreement - July 2003 between National Financial Communications Corp. and the Company

10.18 [2]	Agreement - July 2003 between Brooks Houghton & Company, Inc. and the Company

10.19 [2]	Non-Exclusive Financial Advisor Agreement - July 2003 between Source Capital Group, Inc. and the Company

10.20 [2]	Consulting Agreement - July 2003 between Patrick W.H. Garrard d/b/a The Garrard Group of West Redding, CT and the Company

10.21 [2]	Investment Agreement Modification I dated as of July 21, 2003 by and among Invisa, Inc. and BarBell Group, Inc.

10.22 [2]	Joint Development Agreement - July 2003 between Dominator International Ltd. And SmartGate, L.C.

10.23 [3]	Engagement Agreement dated September 9, 2003 between G.M. Capital Partners, Ltd and Invisa, Inc.

10.24 [4]	Employment Agreement dated November 6, 2003 between Herb Lustig and Invisa, Inc.

10.25 [4]	Severance Agreement dated November 13, 2003 between Samuel S. Duffey and Invisa, Inc.

10.26 [4]	Agreement dated November 13, 2003 between Invisa, Inc. and the Duffey related shareholders

10.27 [5]	SDR Metro Inc. letter extension agreement

10.28 [5]	SDR Metro Inc. confirmation letter agreement

10.29 [5]	Severance Agreement dated January 26, 2004 between Stephen A. Michael and Invisa, Inc.

10.30 [5]	Consulting Agreement dated January 26, 2004 between Stephen A. Michael and Invisa, Inc.

10.31 [5]	Severance Agreement dated December 31, 2003 between William W. Dolan and Invisa, Inc.

10.32 [5]	Agreement dated February 11, 2004 between The Video Agency, Inc. and Invisa, Inc.

10.33 [5]	Employment Agreement dated March 2004 between Charles Yanak and Invisa, Inc.

10.34 [5]	2003-A Employee, Director, Consultant and Advisor Stock Compensation Plan.

10.35 [5]	First Amendment to Invisa, Inc., 2003 Incentive Plan Date As of November 6, 2003

10.36 [5]	Stock Option Agreement for Herb M. Lustig dated November 6, 2003

10.37 [6]	Subscription Agreement for issuance of 22,000 shares of Series A Convertible Preferred Stock and Common Stock Warrants

10.38 [6]	Registration Rights Agreement

10.39 [6]	Warrants to Purchase Common Stock (Mercator Momentum Fund, LP, Mercator Advisory Group, LLC, and Monarch Pointe Fund, Ltd.)

10.40 [6]	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock.

10.41 [7]	Marketing Agreement between Aurelius Consulting Group and Invisa, Inc.

10.42 [7]	Lease Agreement among HAR-WAL ASSOCIATES, INC. and WR-I ASSOCIATES, LTD. and Invisa, Inc. dated September dated September 23, 2004

10.43 [11]	Business consulting agreement

10.44 [11]	Opinion of counsel regarding legality of Common Stock

10.45	Consent of Aidman, Piser and Company, PA

10.46 [11]	Consent of Legal Counsel

10.47 [11]	Power of Attorney relating to subsequent amendments

10.48 [9]
Promissory note agreements dated October 10, 2006 by and between Invisa, Inc. and M.A.G. Capital, LLC; Mercator Momentum Fund III, LP and Monarch Pointe Fund, Ltd. Borrowing Certificates and Forms of Assignments

10.49[9]	Warrant Agreement dated October 10, 2006 by and between Invisa, Inc. and Ocean Park Advisors, LLP

10.50 [9]	UCC Financing Statements

10.51 [9]	Schedule of Advances: Permitted Payments

10.52 [10]	Business Consulting Agreement dated August 14, 2006 between Invisa, Inc. and John Anderson

10.53 [8]	Carl A. Parks Employment agreement

14 [1]	Code of Business Conduct and Ethics and Compliance Program

31.1 [8]	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 [8]	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 [8]	Certification Pursuant to 18 U.S.C. Section 1350.

32.2 [8]	Certification Pursuant to 18 U.S.C. Section 1350.

[1]	Previously filed on June 23, 2003 with Invisa’s Form 10-KSB for the fiscal year ended December 31, 2002 and are incorporated by reference.

[2]	Previously filed on August 1, 2003 with Invisa’s Form 10-QSB for the quarter period ended June 30, 2003 and are incorporated by reference.

[3]	Previously filed on September 17, 2003 with Invisa’s Form 8-KA (Amendment No. 1) dated September 9, 2003 and is incorporated by reference.

[4]	Previously filed on November 14, 2003 with Invisa’s Form 8-K dated November 6, 2003 and are incorporated by reference.

[5]	Previously filed on April 14, 2004 with Invisa Form 10-KSB for the fiscal year ended December 31, 2003 and incorporated herein by reference.

[6]	Previously filed on August 18, 2004 with Invisa Form 10-QSB and incorporated herein by reference.

[7]	Previously filed on February 7, 2005 with Invisa Form 10-KSB for the fiscal year ended December 31, 2004 and incorporated herein by reference.

[8]	Filed herewith.
[9]	Previously filed on October 10, 2006 with Invisa Form 8-K/A dated October 10, 2006 and are incorporated by reference.
[10]	Previously filed on August 17, 2006 with Invisa Form 8-K dated August 14, 2006 and are incorporated by reference.
[11]	Previously filed on August 14, 2006 with Invisa Form S-8 dated August 14, 2006 and are incorporated by reference

Item 14 - Principal Accountant Fees and Services
Fees for the Year ended December 31, 2006 were:

Audit fees	$69,400
Audit related fees	$40,000
Tax fees	$9,000
Fees for the Year ended December 31, 2005 were:

Audit fees	$80,800
Audit related fees	$25,028
Tax fees	$6,500

The audit committee has approved 100% of the above services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereonto duly authorized.

INVISA, INC.

Dated: April 17, 2007	By:	/s/ Carl A. Parks
Carl A. Parks
President and Chief Operating Officer

Dated: April 17, 2007	By:	/s/ Edmund C King
Edmund C King
Chief Financial Officer

NOW ALL PERSONS BY THESE PRESENTS , that each of the undersigned hereby constitutes and appoints Stephen A. Michael as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and on his behalf to sign, execute and file this annual report on Form 10-KSB and any or all amendments without limitation to this annual report, and to file the same, with all exhibits thereto and any and all documents required to be filed with respect therewith, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises in order to effectuate the same as fully to all intents and purposes as he might or could do if personally present, hereby ratifying and confirming all that such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 17, 2007	/s/ Carl A. Parks
Carl A. Parks, President and Chief Financial Officer

Date: April 17, 2007	/s/ Stephen A. Michael
Stephen A. Michael, Chairman, Director

Date: April 17, 2007	/s/ Edmund C. King
Edmund C. King, Chief Financial Officer, Director

Date: April 17, 2007	/s/ Gregory J. Newell
Gregory J. Newell, Director

Date: April 17, 2007	/s/ John E. Scates
John E. Scates, Director

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Stockholders
Invisa, Inc.

We have audited the accompanying consolidated balance sheet of Invisa, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period then ended, and for the period from February 12, 1997 (inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Invisa, Inc. as of December 31, 2006 and the consolidated results of its operations and its cash flows for each of the years in the two-year period then ended, and for the period from February 12, 1997 (inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred significant losses and used cash in operating activities during the years ended December 31, 2006 and 2005 and expects that additional capital will be required in order to continue operations in 2007. These factors, among others, as discussed in Note B, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ Aidman, Piser & Company, P.A.
Tampa, Florida

April 17, 2007

Invisa, Inc. and Subsidiaries
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEET

December 31,
2006
ASSETS
Current assets:
Cash and cash equivalents	$2,900
Accounts receivable	11,650
Inventories	71,839
Prepaids and other assets	20,233
Total current assets	106,622

Furniture, fixtures and equipment, net of $105,594 accumulated depreciation	29,962
Patent, net of $2,364,706 accumulated amortization	4,335,294
Total assets	$4,471,878

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$268,123
Accrued expenses	145,512
Due to stockholders and officers	552,837
Preferred dividends payable	108,750

Total current liabilities	1,075,222

Commitment (Note J)	-----

Stockholders’ equity
Convertible Preferred Stock, 5 million shares authorized ($0.001 par value):
Series A, 14,500 shares issued and outstanding	1,277,000
Series B, 10,000 shares issued and outstanding	1,000,000
Common Stock; 95,000,000 shares authorized ($.001 par value), 25,497,738 shares issued and outstanding	25,498
Additional paid-in capital	31,634,059
Stock subscriptions receivable	(283,904)
Deficit accumulated during the development stage	(30,255,997)

Total stockholders’ equity	3,396,656

Total liabilities and stockholders’ equity	$4,471,878

See notes to consolidated financial statements.

Invisa, Inc. and Subsidiaries
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS

			February 12,
			1997 (Date of
			inception)
			Through
	Years Ended December 31,		December 31,
	2005	2006	2006

Net sales	$239,285	$136,980	$1,334,331
Other operating revenues	300,000	---	300,000
Costs and expenses:
Cost of goods sold (exclusive of patent amortization shown separately below)	122,761	94,197	948,324
Research and development costs	174,292	119,937	3,471,292
Selling, general and administrative expenses	1,227,592	1,420,442	15,203,358
Patent amortization	788,235	788,235	3,858,364
Impairment of patent	-----	-----	5,517,808

Loss from operations	(1,773,595)	(2,285,831)	(27,364,815)

Other income (expense):
Interest (expense) income, net	2,677	(25,118)	(845,672)
Debt extinguishment gain	-----	-----	360,000
	2,677	(25,118)	(485,672)
Loss before income tax	(1,770,918)	)	(27,850,487)
Income tax	-----	-----	-----

Net loss	(1,770,918)	(2,310,949)	(27,850,487)

Non-cash constructive dividend related to Convertible Preferred Stock accretions	(1,000,000)	-----	(2,296,640)
Preferred Stock dividends	(18,750)	(90,000)	(108,750)
Net loss applicable to Common Stockholders	$(2,789,668)	$(2,400,949)	$(30,255,877)

Net loss per share applicable to Common Stockholders:
Basic and diluted	$(0.12)	$(0.10)

Weighted average Common Stock shares outstanding: Basic and diluted	22,742,956	24,529,553

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
									Deficit
									Accumulated
	Convertible						Additional	Stock	During the
	Preferred Stock			Common Stock			Paid-In	Subscriptions	Development
	Shares	Amount		Shares	Amount		Capital	Receivable	Stage	Total
FEBRUARY 12, 1997 (INCEPTION)	-----	$	-----	-----	$	-----	$ -----	$ -----	$ -----	$	-----
Summary of transactions from February 12, 1997
through December 31, 2004:
Issuance of Common Stock to founders	-----		-----	6,105,128		5,980	(5,980)	-----	-----		-----
Issuance of Common Stock for cash	-----		-----	4,257,350		4,257	9,031,704	-----	-----		9,035,961
Exercise of stock options	-----		-----	1,027,964		1,027	1,316,160	(985,000)	-----		332,187
Offering costs	-----		-----	500,000		500	637,436	-----	-----		637,936
Conversion of notes payable	-----		-----	635,022		635	449,365	-----	-----		450,000
Original issue discount on notes payable	-----		-----	-----		-----	201,519	-----	-----		201,519
Common Stock issuable for rent	-----		-----	164,799		290	88,084	-----	-----		88,374
Issuance of Common Stock for services	-----		-----	606,144		607	1,254,355	-----	-----		1,254,962
Issuance of Common Stock options for services	-----		-----	-----		-----	550,987	-----	-----		550,987
Original issue discount	-----		-----	-----		-----	144,000	-----	-----		144,000
Issuance of Common Stock related to reorganization	-----		-----	2,009,000		2,009	227,991	-----	-----		230,000
Issuance of Common Stock related to Radio Metrix merger	-----		-----	3,685,000		3,685	11,268,815	-----	-----		11,272,500
Interest accrued on notes related to stock subscriptions receivable	-----		-----	-----		-----	248,836	(248,836)	-----		-----
Settlement of accounts in connection with severance agreements	-----		-----	-----		-----	544,090	923,432	-----		1,467,522

Exercise of Stock Warrants	-----	-----	602,000	602	1,138,143	-----	-----	1,138,745
Issuance of Convertible Preferred Stock and detachable Warrants for cash, net of costs paid in the form of common stock	22,000	640,360	162,500	163	1,296,477	-----	----	1,937,000
Non-cash constructive dividend related to beneficial conversion features of Convertible Preferred Stock	----	1,296,640	----	----	----	----	(1,296,640)	----
Conversion of Convertible Preferred Stock into Common Stock	(7,500)	(660,000)	1,500,000	1,500	658,500	----	----	----
Issuance of Common Stock for settlement of cash advances	----	----	80,925	81	80,844	----	----	80,925
Issuable Common Stock for settlement of related party accrued compensation	----	----	300,000	300	194,700	----	----	195,000
Gain on related party accrued compensation extinguishment	----	----	----	----	581,132	----	----	581,132
Issuance of Common Stock Warrants for settlement of royalty contract	----	----	----	----	91,400	----	----	91,400
Collections of stock subscriptions receivable	----	----	----	----	----	36,500	----	36,500
Adjustment of stock subscriptions receivable	----	----	----	----	(20,000)	20,000	----	----
Net loss	----	----	----	----	----	----	(23,768,740)	(23,768,740)
BALANCE AT DECEMBER 31, 2004	14,500	1,277,000	21,635,832	21,636	29,978,558	(253,904)	(25,065,380)	5,957,910

Issuance of Convertible Preferred Stock and detachable Warrants for cash, net of costs paid	10,000	----	----	----	878,000	-----	----	878,000
Non-cash constructive dividend related to Convertible Preferred Stock accretions	----	1,000,000	----	----	----	----	(1,000,000)	----
Issuance of Common Stock for cash	----	----	1,066,662	1,066	78,934	----	----	80,000
Issuance of Common Stock for services	----	----	1,096,774	1,097	103,903	----	----	105,000
Issuance of Common Stock options for services	----	----	----	----	33,000	----	----	33,000
Interest accrued on notes related to stock subscriptions receivable	----	----	----	----	15,000	(15,000)	----	----
Preferred Stock Series B dividend	----	----	----	----	----	----	(18,750)	(18,750)
Net loss	----	----	----	----	----	----	(1,770,918)	(1,770,918)
BALANCE AT DECEMBER 31, 2005	24,500	$2,277,000	23,799,268	$23,799	$31,087,395	$(268,904)	$(27,855,048)	$5,264,242
Issuance of Common Stock for cash	----	----	400,000	400	43,600	----	----	44,000
Stock options exercised			316,670	317	23,933	----	----	24,250
Issuance of Common Stock for services	----	----	981,800	982	132,652	----	----	133,634
Employee share-based compensation	----	----	----	----	198,089	----	----	198,089
Issuance of Common Stock options for services	----	----	----	----	133,390	----	----	133,390
Interest accrued on notes related to stock subscriptions receivable	----	----	----	----	15,000	(15,000)	----	----
Preferred Stock Series B dividend	----	----	----	----	----	----	(90,000)	(90,000)
Net loss	----	----	----	----	----	----	(2,310,949)	(2,310,949)
BALANCE AT DECEMBER 31, 2006	24,500	$2,277,000	25,497,738	$25,498	$31,634,059	$(283,904)	$(30,255,997)	$3,396,656

See notes to consolidated financial statements.

Invisa, Inc. and Subsidiaries
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			February 12,
			1997 (Date of
			inception)
			Through
	Years Ended December 31,		December 31,
	2005	2006	2006

Cash flows from operating activities:
Net loss	$(1,770,918)	$(2,310,949)	$(27,850,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Patent impairment	-----	-----	5,517,808
Depreciation and amortization	809,515	804,670	4,412,274
Common Stock and options exchanged for services/settlements	138,000	465,113	3,226,253
Debt extinguishment gain	----	----	(360,000)
Changes in operating assets and liabilities:
Accounts receivable	30,238	15,618	(158,364)
Inventories	692	(24,364)	(71,839)
Prepaids and other assets	70,371	(6,874	(20,234)
Accounts payable, trade	(46,665)	224,573	268,123
Accrued expenses	43,989	22,563	95,504
Deferred revenue	(300,000)	----	----
Net cash used in operating activities	(1,024,778)	(809,650)	(14,940,962)

Cash flows from investing activities:
Patent acquisition	----	----	(550,000)
Transaction costs in connection with RMI business combination	----	----	(121,475)
Purchases of furniture, fixtures and equipment	(5,347)	----	(238,846)
Net cash used in investing activities	(5,347)	----	(910,321)

Cash flows from financing activities:
Net change in line of credit	----	----	----
Proceeds from notes payable	50,000	128,337	178,337
Proceeds from notes payable and redeemable Common Stock	----	----	908,000
Payment of notes payable	(50,000)	----	(520,800)
Collection of stock subscriptions	----	----	36,500
Due to shareholders and officers	67,000	30,500	1,551,483
Proceeds from sale of convertible Preferred Stock	878,000	----	2,815,000
Proceeds from sale of Common Stock	80,000	68,250	10,655,663
Cash received with combination transaction	----	----	230,000
Net cash provided by financing activities	1,025,000	227,087	15,854,183

Net (decrease) increase in cash	(5,125)	(582,563)	2,900
Cash at beginning of period	590,588	585,463	----
Cash at end of period	585,463	2,900	$2,900

See notes to consolidated financial statements.
(Continues)

Invisa, Inc. and Subsidiaries
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

					February 12,
					1997 (Date of
					inception)
					through
	Year Ended December 31,				December 31,
	2005		2006		2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$	-----	$	-----	$229,162

Non-cash financing and investing activities:

Notes payable incurred in connection with merger transactions	$	-----	$	-----	$1,300,000

Notes payable canceled in connection with merger transaction	$	-----	$	-----	$337,489

Common Stock issued in connection with merger transaction (3,685,000 shares)	$	-----	$	-----	$11,272,500

Due to employees in connection with merger transaction	$	----	$	----	$175,000

Accrued expenses assumed in connection with merger transaction	$	----	$	----	$50,000

Exchange of liabilities for Common Stock	$	----	$	----	$857,057

Common Stock issued representing stock offering commitment (200,000 shares)	$	-----	$	-----	$554,000

Preferred dividends accrued as liabilities		$18,750		$90,000	$108,750

Non-cash preferred stock accretions		$1,000,000	$	----	$2,296,640

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

NOTE B - LIQUIDITY AND MANAGEMENT’S PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2006 and since the date of inception, the Company has had net losses applicable to Common Shareholders of $2.4 million and $30.2 million, respectively. As of December 31, 2006, the Company has not emerged from the development stage and has negative working capital of $0.09 million. Since inception, the Company has financed its operations principally from the sale of equity securities, as the Company has not generated significant revenues from the sales of its products. Continuation of the Company as a going concern is dependent upon additional external funding and, ultimately, a substantial increase in sales volume and achievement of profitable operations. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. While management believes that such financing and licensing sources will be available to the Company, there can be no assurance in that regard. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s auditors issued a “going-concern” uncertainty opinion on the financial statements for the year ended December 31, 2006, citing significant losses at that date, which raised substantial doubt about the Company’s ability to continue as a going-concern. Continuation of the company as a going concern is dependent upon additional external funding and, ultimately, a substantial increase in sales volume and achievement of profitable operations.

To finance planned operations through at least the next 12 months the Company will continue to depend upon its existing cash and cash equivalents, together with anticipated net proceeds from private placements of equity or debt, potential license fees and product sales. Management believes that the cash required for product development and operations, especially for the marketing, production and sale of its products, will increase in the future. Management's plan is to access this additional cash required from a variety of potential sources, including: public equity financing, private equity financing, license fees, grants, and public or private debt or a corporate merger or sale transaction. In the event the Company is not able to access sufficient capital to carryout the aforementioned plan or adopt an alternative plan. Accordingly, the Company is currently considering changes which may involve reducing or disposing of its current business (including reevaluation of the carrying value of its deferred patent costs) as necessary to access additional capital or manage operations to a level permitted by available capital.  There can be no assurances that these plans will be successful.  Failure to secure additional financing in a timely manner and on favorable terms when needed will have a  material adverse effect on the Company's ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Invisa, Inc. and Subsidiaries
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalents at a major commercial bank. Such amounts are occasionally in excess of the maximum federally insured amounts.

Accounts Receivable, Major Customer Information and Export Sales

Accounts receivable are due primarily from companies in the gate manufacturing industry located throughout the United States and the United Kingdom. Credit is extended based on an evaluation of the customers’ financial condition and, generally, collateral is not required. Account balances are evaluated for collectibility based on the condition of the customers’ credit including repayment history and trends and relative economic and business conditions. Bad debts have not been significant. During 2005, Magnetic Automation Corp. was our largest customer, comprising approximately 20% of our product revenues. During 2006, Magnetic Automation Corp. was again our largest customer, comprising approximately 16% of our product revenues.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a method with approximates the first-in, first-out method.

Furniture, Fixtures and Equipment

Furniture, fixtures, and equipment are depreciated on a straight-line basis over their estimated useful lives, principally five years. Leasehold improvements are amortized over the term of the lease or the estimated useful lives, whichever is shorter. Depreciation expense was $21,280 and $21,280 for 2005 and 2006, respectively.

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

Licensing agreement

In July 2002 Invisa entered into an Original and Independent Distribution License Agreement with Rytec Corporation (the Agreement) and received $300,000 cash representing an advance on the first 3000 units purchased by Rytec. In February 2005, because of extended development efforts by Invisa, the Agreement was revised to recharacterize the $300,000 deposit as compensation to the Company for engineering expenditures and efforts expended by Invisa during 2005. Price reductions reflected in the original Agreement were also discontinued.

Shipping costs

Shipping and handling costs are included in cost of sales in the accompanying statements of operations.

Research and Development Costs

Research and development costs consist of direct costs that are associated with the development of the Company’s technology. These costs are expensed as incurred.

Advertising Costs

The Company’s policy is to expense advertising costs as incurred.

Warranty Costs

The Company warrants its products for ninety days. Estimated warranty costs are recognized in the period product is shipped. However, there have been no significant warranty costs incurred through December 31, 2006, nor are any significant amounts expected to occur subsequently. Accordingly, no warranty liability has been recognized for any period presented.

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

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risk that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to the Company’s common stock , are classified as liabilities when either (a) the holder possesses rights to net cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets or asset groups, including patents, annually; or whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related asset may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized.

The Company’s management performed a valuation of the patent in connection with its acquisition in February 2002. In doing this valuation we considered several factors, including the size of the total applicable safely marrket, our estimates of penetration into these markets and a valuation. These markets are large and growing, principally as a result of increased emphasis on safely by governmental agencies and others and increased concerns for security, principally as a result of the September 11, 2001 terrorist event and all that has followed relative to terrorism.

During the fourth quarter of 2003 the Company expensed $5,517,808 to reflect an impairment of its patent. Our original cost of the patent totaled $13,711,000 which we paid in February 2002 and April 2003. The patent impairment resulted principally from the Company’s forecast of reduced expected discounted future cash flows associated with the licensing business model.

The Company evaluated the recoverability of its deferred patent costs of $4,335,294 as of December 31, 2006. In doing this evaluation we considered several factors including the size of the total applicable safely and security markets, our estimates of penetration into this market and a valuation. The Valuation was based on a discounted cash flow model (income approach) which considered our projected sales of individual safely products and applicable costs principally in the United States. As a result of the evaluation no impairment of the carrying value of deferred patent costs was recorded.

Earnings per Common Share

Basic and diluted earnings per share are computed based on the weighted average number of Common Stock outstanding during the period. Common Stock equivalents are not considered in the calculation of diluted earnings per share for the periods presented because their effect would be anti-dilutive.

Employee Stock-Based Compensation

In January 2006, the Company adopted provision of Statement of Financial Accounting Standards No. 123R - Share-based Payments (FAS 123R) replacing Accounting for Stock Based Compensation (“FAS 123”), which are similar and require the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options) The adoption of this standard had no significant impact on the Company’s 2006 results of operations. Share-based options expense in 2006 was $198,089.

Had compensation cost for the Company’s stock options been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS 123R, the Company’s net loss and net loss per common share would have been the pro forma amounts indicated below for the year ended December 31, 2005:
Net loss applicable to Common Stockholders, as reported	(2,789,788)

Add: stock-based employee compensation cost under the fair value based method, net of related tax effects	(353,110)

Pro forma net loss applicable to Common Stockholders	(3,142,898)

Net loss per share-applicable to Common Stockholders basic and diluted:
as reported	(.12)

Pro forma	(.14)

Invisa, Inc. and Subsidiaries
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

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

In September 2006, the FASB issued Statements of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expand disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results or operations or cash flows.

The Financial Accounting Standards Board (“FASB”) has recently announced a new interpretation, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which will be effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition , classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows and had no impact on stockholders equity at December 31, 2006.

In February 2007, the Financial Accounting Standards Board issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), which includes an amendment to FASB Statement No. 115. The Statement permits entities to choose, at specific election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. As of December 31, 2006 the Company has not determined the effect that the fair value option, if elected, will have on the consolidated financial position or results of operations.

NOTE D - INVENTORIES

Inventories consist of the following at December 31, 2006:

Finished goods	$10,705
Raw materials	61,134
$71,839

Invisa, Inc. and Subsidiaries
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2006:

Interest Expense	$11,641
Vacation Pay	24,075
Consulting Fees	12,000
Accrued compensation and related taxes	80,437
$145,514
NOTE F - DUE TO STOCKHOLDERS AND OFFICERS

Due to stockholders and officers consists principally of amounts accrued in connection with severance agreements with two principal stockholders. The amounts payable are non-interest bearing (see Note K).
NOTE G - LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	December 31,
	2005	2006
Numerator:
Net loss applicable to Common Stockholders	$(2,789,668)	(2,400,949)

Denominator:
For basic loss per share - weighted average shares	22,742,956	24,529,553
Effect of dilutive securities - stock options	-----	-----
For diluted loss per share	22,742,956	24,529,553

NNet loss per share - applicable to Common Stockholders basic and diluted	$(0.12)	$(0.10)

Options and warrants to purchase 13,074,546 and 14,536,042 shares of Common Stock as of December 31, 2005 and 2006, respectively, are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive.

NOTE H - COMMON AND PREFERRED STOCK

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

NOTE H - COMMON AND PREFERRED STOCK - Continued

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

The Company accounted for the host instrument as equity under the guidance of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and under provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and accounted for both the beneficial conversion feature and the warrants as equity as well.

Invisa, Inc. and Subsidiaries
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - COMMON AND PREFERRED STOCK - Continued

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

The Series B Preferred Stock and Series A Preferred Stock as amended permit the Company, in its discretion, to redeem part or all of the outstanding Preferred A and B Stock at 125 percent of par value per share until August 2007 and thereafter at 150 percent of par value, plus any accrued dividends.

   The Company accounted for the host instrument as equity under the guidance of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and under provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and accounted for both the beneficial conversion feature and the warrants as equity as well.

In 2006 the Company issued 400,000 shares of common stock for cash of $44,000 and issued 316,670 shares of common stock in connection with the exercise of options for cash of $24,250. The Company also issued 981,800 shares of common stock for services totaling $133,634.

Warrants were issued to financial advisors that included registration right obligations that the Company has determined are not within its control. The warrants were fair valued on the date of grant and secured as a liability. The change in fair value at each reporting date is recorded as an expense in the accompanying consolidated statement of operations. The derivative liability at December 31, 2006 is included in accrued  expenses in the accompanying consolidated balance sheet.

Invisa, Inc. and Subsidiaries
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I- STOCK OPTION AND WARRANT ACTIVITY

The Company has five stock-based compensation plans which provides for the granting of options to purchase the Company’s Common Stock to employees, directors, consultants and advisors. The options granted are subject to a vesting schedule as set forth in each individual option agreement.

Maximum Shares
of Common Stock
Plan	which can be issued
2000 Plan	1,200,000
2002 Plan	1,500,000
2003 Plan	1,500,000
2003A Plan	3,500,000
2006 Plan	2,500,000
10,200,000

Activity with respect to the stock-based compensation plans is summarized as follows:

	Shares	Range of Exercise Prices	Weighted-average Option price per share
Outstanding at December 31, 2004	1,624,334		$3.35

Options granted	5,377,500	$0.08-0.16	$0.11
Options canceled	(30,000)	$2.00-3.50	$2.93
Outstanding at December 31, 2005	6,971,834		$0.85

Options granted	1,300,000	$0.15-0.26	$0.23
Options exercised	(50,000)	$0.09	$0.09
Options canceled/expired	(1,221,834)	$0.00	$1.39
Outstanding at December 31, 2006	7,000,000		$0.65
Options exercisable at December 31, 2006	31,296	5,233,332	$0.81

Aggregate intrinsic value of options outstanding at December 31, 2006 is $0.00.

The total intrinsic value of options exercised during 2006 was $765.

Activity with respect to warrants for common stock is as follows:

	Shares	Range of Exercise Prices	Weighted-average Option price per share
Balance at January 1, 2005	3,886,679

Warrants granted	3,833,333	$0.08-0.30	$0.24
Warrants exercised	(399,996)	$0.08	$0.08
Warrants canceled	(1,217,304	$1.00-$1.07	$1.03
Outstanding at December 31, 2005	6,102,712		$0.74
Warrants granted	2,150,000	$0.010-0.70	$0.42

Warrants exercised	(266,670)	$0.08	$0.08
Warrants canceled/expired	(450,000)	$1.00-$4.50	$1.61
Outstanding at December 31, 2006	7,536,042		$0.62

Warrants exercisable	6,756,042		$0.64

Aggregate intrinsic value of warrants outstanding at December 31, 2006 is $1,500.

The total intrinsic value of warrants exercised during 2005 and 2006 was $2,000 and $2,600, respectively.

Invisa, Inc. and Subsidiaries
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - STOCK OPTION AND WARRANT ACTIVITY (continued)

The range of exercise prices, shares, weighted-average remaining contractual life and weighted-average exercise price for the options and warrants outstanding at December 31, 2006 is presented below:

Range of Exercise prices	Shares	Weighted-average Remaining Contractual life	Weighted-average Exercise price
$0.01-$1.00	12,945,167	5.5 years	$0.33
$1.01-$2.00	400,000	2.6 years	$1.75
$2.01-$7.25	1,190,875	6.9 years	$3.58

The range of exercise prices, shares and weighted-average exercise price for the options and warrants exercisable at December 31, 2006 are presented below:
Range of Exercise prices	Shares	Weighted average Exercise price
$0.01-$1.00	10,398,499	$0.35
$1.01-$2.00	400,000	$1.75
$2.01-$7.25	1,190,875	$3.58

The fair value of the options granted in 2006 and 2005 (included pro forma disclosure in Note D) was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the above years:
	2005	2006
Dividend yield	0.00%	0.00%
Expected volatility	209%-228%	209%-228%
Risk free interest rates	2.00%	4.3%-4.9%
Expected lives	3 years	2-10 years

The weighted-average grant date fair value for options granted during 2005 and 2006 was approximately $0.08 and $0.12, respectively.

As of December 31, 2006, there was $296,670 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized through 2009.

NOTE J - COMMITMENT

Operating Leases

For the previous two years, the Company has occupied space in a building in Sarasota, Florida under a lease with a five year term expiring December, 2009 and annual lease payments of approximately $50,000. In the second quarter of 2007, the Company has assigned this lease to a new tenant and moved to space with less square footage and occupancy costs in the same business center which is occupied on a month to month basis.  Rent expense for the years ended December 31, 2006 and 2005 was $52,625 and $50,077, respectively.

Invisa, Inc. and Subsidiaries
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - DUE TO STOCKHOLDERS AND OFFICERS

In 2004, the Company cancelled $776,132 of accrued compensation owed certain directors, officers and former employees in exchange for 300,000 shares of common stock. The remaining $307,000 balance of their accrued compensation will be paid depending on the Company achieving certain equity funding amounts ranging from $500,000 to $4,000,000. The Company has agreed to pay certain tax liabilities, if any, which may be incurred in connection with these transactions.

During 2005 and 2006, a stockholder advanced $67,000 and $30,500 (10% interest) respectively to the Company (balance due of $97,500 at December 31, 2006). The advance can increase to $150,000 and may be converted into shares of common stock at a conversion price of $0.075.

Due to stockholders and officers also includes $20,000 of accrued director fees.

During 2006 three stockholders advanced $128,337 to the Company. It is due in August, 2007 and bears 10% interest. The amounts are collateralized by all assets of the Company.

NOTE L - INCOME TAXES

Deferred taxes are recorded for all the tax effects of existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the years ended December 31, 2005 or 2006.

Reconciliation of the federal statutory income tax rate of 34.0% to the effective income tax rate is as follows at December 31:
	2005	2006

Federal statutory income tax rate	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	(3.5)%	(3.5)%
Deferred tax asset valuation allowance	37.5%	37.5%
	-0-%	-0-%

Deferred tax asset and liability components were as follows:
	2005		2006
Deferred tax assets:
Compensation payable		$21,861		$16,527
Net operating loss		5,742,649		6,186,778
Other		129,743		253,749
		5,894,253		6,457,054
Patent		1,351,626		1,056,054
Basis difference in assets		4,183		2,287
Net deferred tax assets		4,538,444		5,398,713
Less valuation allowance		(4,538,444)		(5,398,713)

Net deferred tax asset	$	-----	$	-----

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

The Company has a federal net operating loss carryforward of approximately $16.5 million as of December 31, 2006. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the net operating loss and other deductions which are available to the Company. The Company has not determined the impact of these limitations at this time.
NOTE M - SUBSEQUENT EVENTS

On February 28, 2007, the Company entered into a loan agreement to borrow up to $150,000 under a secured 10% note due in 6 months. In addition to having a first security interest in all of the Company’s assets the note was secured by a security interest in 20,000,000 shares of common stock pledged by the Company. Through April 1, 2007 $83,824 has been borrowed under this loan agreement.

EXHIBIT 10.45

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement (Form S-8) pertaining to the common stock issuable under stock options granted by the Invisa, Inc. Business Consulting Agreement by the Registrant on August 14, 2006 of our report dated April 17, 2007 with respect to the consolidated financial statements of Invisa, Inc., included in its Annual Report (Form 10-KSB) for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

/s/ Aidman, Piser & Company, P.A.
Tampa, Florida
April 17, 2007

EXHIBIT 31.1
CERTIFICATIONS

I, Carl A. Parks, certify that:

1.     I have reviewed this Annual Report on Form 10-KSB of Invisa, Inc.;

2.      Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.      Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of and for the periods presented in this report;

4.      The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)  Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(d)  Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting.

5.    The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting; and

Date: April 17, 2007	/s/lCarl A. Parks
President and Chief Operating Officer

 EXHIBIT 31.2
CERTIFICATIONS

I, Edmund C. King, Chief Financial Officer, certify that:

1.     I have reviewed this Annual Report on Form 10-KSB of Invisa, Inc.;

2.      Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.      Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of and for the periods presented in this report;

4.      The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)  Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(d)  Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting.

5.    The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting; and

Date: April 17, 2007	/s/ Edmund C. King
Edmund C. King, Chief Financial Officer

EXHIBIT 32.1

INVISA, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Invisa, Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Carl A. Parks, Persident and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Carl A. Parks
________________________________
Carl A. Parks
President and Chief Operating Officer
April 17, 2007

EXHIBIT 32.2

INVISA, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Invisa, Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edmund C. King, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Edmund C. King
__________________________________
Edmund C. King
Chief Financial Officer
April 17, 2007