Form 10QSB
period 2007-05-08
INVISA INC
filed 2007-05-15
CIK 1172706

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934:

For the quarterly period ended March 31, 2007.

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

6935 15 th Street East, Suite 110
Sarasota, Florida 34243
(Address of principal executive offices)

(941) 355-9361
(Issuer’s telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Invisa was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒      No     ☐

The Issuer had 25,497,738 shares of Common Stock issued and outstanding as of March 31, 2007.

Invisa, Inc.
Form 10-QSB

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

Part I.   Financial Information

Item 1. Financial Statements

Invisa, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	December 31, 2006	March 31, 2007
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,900	$10,262
Accounts receivable, net of $7,000 allowance at March 31, 2007	11,650	6,803
Inventories	71,839	54,936
Prepaids and other assets	20,233	19,103
Total current assets	106,622	91,104

Furniture, fixtures and equipment, net of $105,594 and $71,661, respectively, accumulated depreciation	29,962	3,884
Patent, net of $2,364,706 and $2,561,765 accumulated amortization	4,335,294	4,138,235
Total assets	$4,471,878	$4,233,223

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$268,123	$312,484
Accrued expenses	145,512	145,098
Notes Payable - others	----	83,824
Due to stockholders and officers	552,837	587,685
Preferred dividends payable	108,750	131,250

Total current liabilities	1,075,222	1,260,341

Stockholders’ equity:
Convertible Preferred Stock, 5 million shares authorized ($0.001 par value):
Series A, 14,500 shares issued and outstanding	1,277,000	1,277,000
Series B, 10,000 shares issued and outstanding	1,000,000	1,000,000
Common Stock, 95 million shares authorized, $.001 par value, 25,497,738 shares issued and outstanding	25,498	25,498
Additional paid-in capital	31,634,059	31,693,809
Stock subscriptions receivable	(283,904)	(287,654)
Deficit accumulated during the development stage	(30,255,997)	(30,735,771)
Total stockholders’ equity	3,396,656	2,972,882
Total liabilities and stockholders’ equity	$4,471,878	$4,233,223

See notes to condensed consolidated financial statements.

Invisa, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		February 12, 1997 (Date of Inception) Through March 31,
	2007	2006	2007

Net sales	$30,193	$42,293	$1,364,524
Other operating revenues	----	----	300,000
Costs and expenses:
Cost of goods sold (exclusive of patent amortization shown separately below)	20,830	20,133	969,154
Research and development costs	----	41,702	3,471,292
Selling, general and administrative expenses	244,808	282,857	15,448,166
Patent amortization	197,059	197,059	4,055,423
Impairment of patent	----	----	5,517,808

Loss from operations	(432,504)	(499,458)	(27,797,319)

Other income (expense):
Interest (expense) income and other, net	(24,770)	(20,983)	(870,442)
Debt extinguishment gain	----	----	360,000
Loss before income tax	(457,274)	(520,441)	(28,307,761)
Income tax	----	----	----

Net loss	(457,274)	(520,441)	(28,307,761)

Non-cash constructive dividend related to Convertible Preferred Stock accretions	----	----	(2,296,640)
Preferred stock dividends	(22,500)	(22,500)	(131,250)

Net loss applicable to Common Stockholders	$(479,774)	$(542,941)	$(30,735,651)

Net loss per share applicable to Common Stockholders:
Basic and diluted	$(.02)	$(0.02)

Weighted average Common Stock shares outstanding:
Basic and diluted	25,497,738	22,742,956

See notes to condensed consilidated financial statements.

Invisa, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statement of Stockholders’ Equity
For the three-months ended March 31, 2007
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Stock Subscriptions	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

Balance at December 31, 2006	24,500	$2,277,000	25,497,738	$25,498	$31,634,059	$(283,904)	$(30,255,997)	$3,396,656
Employee share-based compensation					56,000			56,000
Interest accrued on notes related to stock subscriptions receivable	----	----	----	----	3,750	(3,750)	----	----
Preferred Stock Series B dividend	----	----	----	----	----	----	(22,500)	(22,500)
Net loss	----	----	----	----	----	----	(457,274)	(457,274)
BALANCE AT MARCH 31, 2007	24,500	$2,277,000	25,497,738	$25,498	$31,693,809	$(287,654)	$(30,735,771)	$2,972,882

See notes to condensed consolidated financial statements.

 Invisa, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,		February 12, 1997 (Date of Inception) Through March 31,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(457,274)	(520,441)	$(28,307,761)
Adjustments to reconcile net loss to net cash used in operating activities
Patent impairment	----	----	5,517,808
Depreciation and amortization	197,944	201,952	4,610,218
Common Stock and options exchanged for services/settlements	----	77,400	3,226,253
Share based compensation	56,000	15,000	56,000
Abandonment loss on furniture equipment and leaseholds	25,462	----	25,462
Debt extinguishment gain	----	----	(360,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	4,847	6,759	(153,517)
Inventories	16,903	(22,489)	(54,936)
Prepaid and other assets	1,129	(84,551)	(19,105)
Accounts payable, trade	44,361	17,282	312,484
Accrued expenses	(682)	7,692	94,822
Deferred revenue	----	----	----
Net cash used in operating activities	(111,310)	(301,396)	(15,052,272)

Cash flows from investing activities:
Patent acquisition	----	----	(550,000)
Transaction costs in connection with RMI business combinations	----	----	(121,475)
Purchases of furniture, fixtures and equipment	----	----	(238,846)
Net cash used in investing activities	----	----	(910,321)

Cash flows from financing activities:
Net change in line of credit	----	----	----
Proceeds from notes payable	----	----	178,337
Proceeds from notes payable	83,824	----	991,824
Payment of notes payable	----	----	(520,800)
Collection of stock subscriptions	----	----	36,500
Shareholder advances	34,848	----	1,586,331
Proceeds from sale of convertible Preferred Stock	----	----	2,815,000
Proceeds from sale of Common Stock	----	----	10,655,663
Cash received with combination transaction	----	----	230,000
Net cash provided by financing activities	118,672	----	15,972,855
Net increase (decrease) in cash	7,362	(301,396)	10,262

Cash at beginning of period	2,900	585,463	----

Cash at end of period	$10,262	$284,067	$10,262

(Continued)

See notes to condensed consolidated financial statements.

Invisa, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

	Three Months Ended March 31,		February 12, 1997 (Date of Inception) Through
	2007	2006	March 31, 2007

Supplemental disclosure of cash flows information:

Cash paid during the period for interest	$—	$—	$229,162

Notes payable incurred in connection with merger transactions	$—	$—	$1,300,000

Notes payable canceled in connection with merger transaction	$—	$—	$337,489

Common Stock issued representing Common Stock offering costs (200,000 shares)	$—	$—	$554,000

Common Stock issued in connection with merger transaction (3,685,000 shares)	$—	$—	$11,272,500

Due to employees in connection with merger transaction	$—	$—	$175,000

Accrued expenses assumed in connection with merger transaction	$—	$—	$50,000

Exchange of liabilities for common stock	$—	$—	$857,057

Preferred dividends accrued as liabilities	$22,500	$—	$131,250

Non-cash preferred stock accretions	$—	$—	$2,296,640

See notes to condensed consolidated financial statements.

Invisa, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. The December 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements, but they do not include all information and notes required by generally accepted accounting principles generally accepted in the United States of America. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Invisa, Inc. for the year ended December 31, 2006. When used in these notes, the terms “Company”, “we,” “us” or “our” mean Invisa, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Note B - Operating Matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For quarter ended March 31, 2007 and since the date of inception, the Company has had net losses applicable to Common Shareholders of $0.5 million and $30.7 million, respectively. As of March 31, 2007, the Company has not emerged from the development stage and has negative working capital of $1.2 million. Since inception, the Company has financed its operations principally from the sale of equity securities, as the Company has not generated significant revenues from the sales of its products. Continuation of the Company as a going concern is dependent upon additional external funding and, ultimately, a substantial increase in sales volume and achievement of profitable operations. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. While management believes that such financing and licensing sources will be available to the Company, there can be no assurance in that regard. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s auditors issued a “going-concern” uncertainty opinion on the financial statements for the year ended December 31, 2006, citing significant losses at that date, which raised substantial doubt about the Company’s ability to continue as a going-concern. Continuation of the company as a going concern is dependent upon additional external funding and, ultimately, a substantial increase in sales volume and achievement of profitable operations.

To finance planned operations through at least the next 12 months the Company will continue to depend upon its existing cash and cash equivalents, together with anticipated net proceeds from private placements of equity or debt, potential license fees and product sales. Management believes that the cash required for product development and operations, especially for the marketing, production and sale of its products, will increase in the future. Management's plan is to access this additional cash required from a variety of potential sources, including: public equity financing, private equity financing, license fees, grants, and public or private debt.  In the event the Company is unable to access sufficient capital to carryout the aforementioned plan or adopt an alternative plan, the Company may enter into a corporate merger or sale transaction. Accordingly, the Company is currently considering changes which may involve reducing or disposing of its current business (including reevaluation of the carrying value of its deferred patent costs) as necessary to access additional capital or manage operations to a level permitted by available capital.  There can be no assurances that these plans will be successful.  Failure to secure additional financing in a timely manner and on favorable terms when needed will have a  material adverse effect on the Company's ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Invisa, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note C - Accounting Policies

In September, 2006 the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the process of quantifying financial statement misstatements, advising companies to use both a balance sheet (“iron curtain”) and an income statement (“rollover”) approach when quantifying and evaluating the materiality of a misstatement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the reporting period. The rollover approach quantifies a misstatement based on the amount of the error originating in the current period income statement, including the reversing effect of prior year misstatements. The use of this method can lead to the accumulation of misstatements in the balance sheet. Under the guidance of SAB 108, companies will be required to adjust their financial statements if either the iron curtain or rollover approach results in the quantification of a material misstatement. Previously filed reports would not be amended, but would be corrected the next time the company files prior year financial statements. Companies are allowed to record a one-time cumulative effect adjustment to correct errors in prior years that previously had been considered immaterial based on their previous approach. SAB 108 is effective for the Company upon issuance of its Fiscal 2007 annual financial statements. However, early application of SAB 108 is permitted for interim periods prior to the issuance of the annual financial statements. The Company does not believe this standard will have any effect on its financial statements.

Effective January 1, 2007, the Company adopted the accounting provisions of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized, prescribes a recognition threshold and measurement attribute for financial statement recognition of tax positions taken or expected to be taken by the Company in its income tax returns.  The Company recognizes income taxes on tax positions which have not been considered more-likely-than-not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the positions.  The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The adoption of this standard had no effect on the Company's financial statements.

Note D - Equity

    Mssrs. Carl A. Parks, President and COO, and Edmund C. King, Director and CFO, were granted options to acquire 300,000 and 500,000 shares, respectively, of the Company’s common stock at $0.042 per share with immediate vesting and a term of ten years under the Company’s 2006 Plan, which is subject to shareholder approval at March 31, 2007.  At March 31, 2007:

	Options outstanding	Options exercisable
Total options	6,900,000	5,800,000
Weighted average
Exercise price	$0.63	$0.73
Weighted average
Contracted term in years	7.2	7.2
Intrinsic value	---	---

    Through March 31, 2008 the Company expects to record $85,410 of compensation expense for options not yet vested.

Note E – Note Payable

    On February 28, 2007, the Company entered into a loan agreement to borrow up to $150,000 under a secured 10% note due in 6 months.  In addition to having a first security interest in all of the Company's assets the note was secured by a security interest in 20,000,000 shares of common stock pledged by the Company.  Through March 31, 2007 $83,824 has been borrowed under this loan agreement.

Note F – Earnings per Common Share

    Basic and diluted earnings per share are computed based on the weighted average number of common stock outstanding during the period. Common stock equivalents are not considered in the calculation of diluted earnings per share for the periods presented because their effect would be anti-dilutive.  At March 31, 2007 the preferred stock was convertible into 266,666 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this filing. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements. The cautionary statements made herein should be read as being applicable to all related forward-looking statements in this Quarterly Report on Form 10-QSB.

Background of our Company

We are a development-stage company, and we expect to continue the commercialization of our InvisaShield technology. For the three months ended March 31, 2007, we had revenue from product sales of $30,193, principally representing sales of our product for powered parking gates. In addition to limited revenue, these sales have been a vehicle for receiving customer feedback on the reliability, ease of installation, and determining the market’s acceptance of our safety product.

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

    Through October 2003, we planned to develop, manufacture and sell sensor devices for use not only in parking facility gates, where we already had developed commercial products but in other safety and security devices. In October 2003, we hired a new CEO who, shortly after his employment, revised our strategy to focus more on selling licenses rather than manufacturing and selling devices. Because of the constraints on our finances, we did not believe that we had the available resources to market, manufacture and sell closure, security and other devices. The licensing of our technology, although reducing our ability to enjoy the full value of the patent, was to provide us with an inflow of funds without our having to expend significant resources. In April 2005 the CEO’s employment was terminated and we have reinstated our original sales strategy. In addition to continuing to sell our products to manufacturers, dealers, distributors and other customers, we plan to continue to seek to have manufacturers (OEM’s) embed our patented sensors in their closure devices and to develop cooperative marketing and sales programs with the OEM’s.

    We have continued to (i) enhance our patent and (ii) work on developing new patents compatible with the patent we purchased. For example, in 2003 we sold 30 security devices to a museum. These devices used the technology represented by our original patent but also contained technology developed specifically for security purposes. In the future, as additional uses evolve for our technology, we will continue to enhance our technology and adapt it to new uses. In 2006 and early 2007 we received notification of the issuance of three new patents all of which were issued in 2007.

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

Quarter Ended March 31, 2006 Compared to the Quarter Ended March 31, 2007

Net Sales and cost of sales- During the quarter ended March 31, 2006 and 2007, product sales totaled $42,293 and $30,193, respectively. The Company's sales to date have been limited and constrained by lack of capital.

Research and Development Expenses - During the first quarter of 2006 and 2007 research and development expenses totaled $41,702 and ($0), respectively. The decrease was due principally to decision to temporarily hold ongoing research and development activities in abeyance due to cash constraints. In the fourth Quarter of 2006, employment of our in-house engineer and his assistant was terminated. These former employees are currently considered outside consulting resources on an as requested/as available basis. To date, we have not requested significant access to this consulting resource and accordingly have experienced a reduction in research and development expenses.

Selling, General and Administrative Expenses - During the first quarter of 2006 and 2007 selling, general and administrative expenses totaled $282,857 and $244,808, respectively. The decrease of $38,049 in 2007 principally resulted from a reduction in staffing, compensation and related payroll expenses. Marketing activities have been severly limited due to cash constraints with ongoing marketing activities conducted by our president.

Amortization and Impairment of Patent - During the year 2003 and included in the February 12, 1997 (date of inception) through March 31, 2007 information, the Company decreased the carrying amount of its patent costs of $12,217,808 by $5,517,808 to $6,700,000 to reflect the fair value as determined by the Company’s management. In 2003 the Company revised its strategy to focus more on selling licenses rather than manufacturing and selling devices. The patent impairment resulted principally from the Company’s forecast of reduced expected discounted future cash flows associated with the licensing business model. Realization of the patent’s carrying value will require 60% minimum annual revenue growth through 2012, which is consistent with the Company’s internal budgets and projections over the same period. This assumed level of revenue growth is based upon a relatively low level of actual revenues during 2004 on which percentage growth is predicated, management’s assessment of the available market for its product and the assumed availability of financing which will be necessary to fund the Company’s business plan. Amortization after the impairment charge is $788,235 per year.

Interest Income (expense) and other, Net - During first quarter of 2006 and 2007 interest income (expense) and other totaled ($20,983) and $(24,770) respectively. The expense during 2006 relates primarily to financing costs and interest due to a stockholder for approximately $12,000 on a line of credit to the Company.  The expense in 2007 is primarily related to the write-off of assets left in the Company's previous facility.  The Company maintained excess cash, if available, in an interest bearing money market account.

Plan of Development and Operations

We raised $227,087 in debt and equity funding during 2006. We also raised $139,410 in debt during January through May 15, 2007. This financing has been used to support our business plan, but on a limited basis due to financial constraints. As a result we are seeking other sources of financing, including possible corporate consolidation. For the near-term future the Company will focus its marketing energy and sales efforts in the parking gate area which has been our primary customer base for many years. We will also explore strategic relationships with potential expansion into other areas such as commercial garage doors, swimming pool fencing and security as funding permits.

We limited our energies to the parking facility gate market in 2006 and we expect to continue to limit our efforts to this market for the foreseeable future.  In the fourth quarter of 2006, as part of our continuing efforts to cut costs and to manage to available financial resources, our staff was further reduced. Our in-house engineer and his assistant were terminated and are currently considered outside consulting resources on an as requested/as available basis. To date, we have not requested significant access to this consulting resource. As a result, at March 31, 2007 we had two full time employees, one of which was leased on a full time basis from an employment leasing company. Additionally, a third employee, our CFO, was employed on a part-time basis. We believe that a significant financing or business development, such as a business combination, will be necessary to sustain and grow our business.

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

Liquidity and Capital Resources

From inception through March 31, 2007 we raised cash of approximately $16.1 million net of issuance costs, principally through private placements of common and preferred stock financings. At March 31, 2007, we had cash and cash equivalents totaling $10,262. The amount of cash on hand at March 31, 2007 reflects the residual after a short term borrowing of $128,337 from stockholders under a secured 10% note due on March 1, 2007. This loan was accompanied by the issuance of 150,000 warrants at $0.04 per share to an affiliate of the lenders. On February 28, 2007, this note was modified to extend the maturity date by six months, and to subordinate the security interest to a new borrowing closed on the same date. Also on February 28, 2007, the Company entered into a loan agreement to borrow up to $150,000 under a secured 10% note due in six months. In addition to having a first security interest in all of the Company’s assets the note was secured by a security interest in twenty million shares of common stock pledged by the Company. Through March 31, 2007, $83,824 has been borrowed under this loan agreement.

In the first quarter ending on March 31, 2007 our sales were $30,193 compared with sales of $42,293 for the first quarter of 2006. Our loss for the first quarter of 2007 was $457,274, compared with $520,441 for the same quarter in 2006. During the fourth quarter of 2006, we further reduced our staff to cut costs and better manage to our limited available funding. While the reduction in staff has placed greater burdens on our remaining employees, we do not believe that it has materially impacted sales. However, the staff reduction has negatively impacted, and we anticipate, will continue to negatively impact, new technology and product development activities.

From inception (February 12, 1997) through March 31, 2007 we were largely focused on technology and product development. The estimated dollar amount spent during this period on company-sponsored research and development was $3,471,292. Because of the Company’s net losses (which aggregate $28,307,761 from inception through March 31, 2007), limited capital, and ongoing product development expenses, the Company’s consolidated financial statements report that substantial doubt exists regarding the Company’s ability to continue as a going concern.

The $3,471,292 of direct research and development expenses that we incurred from inception through March 31, 2007 has been directed principally toward our InvisaShield technology and safety products, and to a lesser extent, our security products. Management estimates that sixty (60%) percent was expended toward the development of our core presence-sensing technology, twenty (20%) percent was expended in the miniaturization of our circuitry, fifteen (15%) percent was expended in the design and development of safety products, and five (5%) percent was expended in the design and development of additional products for the security sector of our business.

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

The Company had negative working capital at March 31, 2007, totaling $1,169,237. At March 31, 2007 the Company had $10,262 in cash and cash equivalents to fund its operations. To finance planned operations through at least the next 12 months, we will continue to depend upon our ability to access additional financing. To support operations, in February 2007, we entered into an additional credit facility agreement pursuant to which we may borrow up to $150,000, subject to agreement of the lender, under secured promissory notes. Through April 13, 2007, we have borrowed $103,824 under this loan arrangement. Our plan is to seek to obtain the funding required to meet ongoing operating expenses through additional private equity and debt financing, license fees, grants, and through potential strategic or business relationships, transactions or business combinations.

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

Item 3. Controls and Procedures

    An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Financial Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007. There have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect internal controls that have materially affected, or are reasonably likely to have materially affected, our internal control over financial reporting.

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

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults by the Company on its Senior Securities

    The Series B Preferred Stock pays a mandatory quarterly dividend due in arrears on the last day of each quarter. On the date of this filing the dividend for the quarter ended March 31, 2007 totaling $131,250 has not been paid.

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

(b) 8-K Reports:

On March 8, 2007 the Registrant entered into a Senior Secured Promissory Note and General Security Agreement pursuant to which Registrant may borrow from Centurian Investors, Inc. up to $150,000 with interest at ten percent (10%) per annum. $103,824 was advanced as of April 13, 2007. The proceeds of the Note will be used primarily for ongoing corporate expenses of the Registrant. The proceeds will be funded in multiple advances by Lender to Registrant in the amounts and on such dates as approved by Lender based on request from Borrower. The Note, together with all accrued interest thereupon, is due and payable on August 31, 2007.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Invisa has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVISA, INC.

Date: May 15, 2007	By:	/s/ Carl A. Parks
Carl A. Parks
Title: President & Chief Operating Officer

INVISA, INC.

Date: May 15,2007	By:	/s/ Edmund C. King
Edmund C. King
Title: Chief Financial Officer