Form 10QSB
period 2007-07-23
INVISA INC
filed 2007-08-14
CIK 1172706

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934:

For the quarterly period ended June 30, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934:

For the transition period from: _____________________________ to _____________________________.

Commission File Number 000-50081

Invisa, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

65-1005398
(I.R.S. employer identification number)

290 Cocoanut Street
Suite 1A
Sarasota, Florida 34236
(Address of principal executive offices)

(941) 355-9361
(Issuers telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Invisa was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒      No     ☐

The Issuer had 25,497,738 shares of Common Stock issued and outstanding as of June 30, 2007.

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

Part I.   Financial Information

Item 1. Financial Statements

Invisa, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	December 31, 2006	June 30, 2007
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,900	$3,178
Accounts receivable, net of $7,000 allowance at June 30, 2007	11,650	7,153
Inventories	71,839	38,418
Prepaids and other assets	20,233	13,983
Total current assets	106,622	62,732

Furniture, fixtures and equipment, net of $105,594 and $71,434, respectively, accumulated depreciation	29,962	4,110
Patent, net of $2,364,706 and $2,758,824 accumulated amortization	4,335,294	3,941,176
Total assets	$4,471,878	$4,008,018

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$268,123	$265,242
Accrued expenses	145,512	197,325
Notes Payable - others	----	150,000
Due to stockholders and officers	552,837	570,737
Preferred dividends payable	108,750	153,750
Total current liabilities	1,075,222	1,337,054

Stockholders’ equity:
Convertible Preferred Stock, 5 million shares authorized ($0.001 par value):
Series A, 14,500 shares issued and outstanding	1,277,000	1,277,000
Series B, 10,000 shares issued and outstanding	1,000,000	1,000,000
Common Stock, 95 million shares authorized, $.001 par value, 25,497,738 shares issued and outstanding	25,498	25,498
Additional paid-in capital	31,634,059	31,747,059
Stock subscriptions receivable	(283,904)	(291,404)
Deficit accumulated during the development stage	(30,255,997)	(31,087,189)
Total stockholders’ equity	3,396,656	2,670,964
Total liabilities and stockholders’ equity	$4,471,878	$4,008,018

See notes to condensed consolidated financial statements.

Invisa, Inc.
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					February 12,
					1997 (Date of
					Inception)
					Through
	Three Months Ended June 30,		Six Months Ended June 30,		June 30
	2006	2007	2006	2007	2007

Net sales	$38,163	$35,683	$80,456	$65,876	$1,400,207
Other operating revenues	----		----	----	300,000

Costs and other expenses:
Cost of goods sold (exclusive of patent amortization shown separately below)	31,120	22,177	51,253	43,007	991,331
Research and development costs	44,552	----	86,254	---	3,471,292
Selling, general and administrative expenses	425,801	135,999	708,658	380,807	15,584,165
Patent amortization	197,059	197,059	394,118	394,118	4,252,482
Impairment of Patent	----	----	----	----	5,517,808

Loss from operations	(660,369)	(319,552)	(1,159,827)	(752,056)	(28,116,871)
Other income (expense)
Interest income (expense) and other, net	8,341	(9,366)	(12,642)	(34,136)	(879,928)
Debt extinguishment gain	----	----	---	---	360,000

Loss before income tax	(652,028)	(328,918)	(1,172,469)	(786,192)	(28,636,799)
Income tax	----	---	----	----	----

Net loss	(652,028)	(328,918)	(1,172,469)	(786,192)	(28,636,799)

Non-cash constructive dividend related to Convertible Preferred Stock accretions	----	----	----	----	(2,296,640)
Preferred stock dividends	(22,500)	(22,500)	(45,000)	(45,000)	(153,750)
Net loss applicable to Common Stockholders	$(674,528)	$(351,418)	$(1,217,469)	$(831,192)	$(31,087,189)

Net loss per share applicable to Common Stockholders:
Basic and diluted	(0.03)	(0.01)	(.05)	(.03)

Weighted average Common Stock shares outstanding
Basic and diluted	23,918,499	25,497,738	23,858,660	25,497,738
See notes to condensed consilidated financial statements.

Invisa, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statement of Stockholders’ Equity
For the six months ended June 30, 2007
(Unaudited)

	Convertible Preferred Stock			Common Stock			Additional Paid-In Capital		Stock Subscriptions Receivable		Deficit Accumulated During the Development Stage		Total
	Shares	Amount		Shares	Amount

FEBRUARY 12, 1997 (INCEPTION)	----	$	----	----	$	----	$	----	$	----	$	----	$	----
Summary of transactions February 12, 1997 through December 31, 2004
Issuance of Common Stock to founders	----		----	6,105,128		5,980		(5,980)		----		----		----
Issuance of Common Stock for Cash	----		----	4,257,350		4,257		9,031,704		----		----		9,035,961
Exercise of stock options	----		----	1,027,964		1,027		1,316,160		(985,000)		----		332,187
Offering Costs	----		----	500,000		500		637,436		----		----		637,936
Conversion of notes payable	----		----	635,022		635		449,365		----		----		450,000
Original issue discount on notes payable	----		----	----		----		201,519		----		----		201,519
Common Stock issuable for rent	----		----	164,799		290		88,084		----		----		88,374
Issuance of Common Stock for services	----		----	606,144		607		1,254,355		----		----		1,254,962
Issuance of Common Stock options for services	----		----	----		----		550,987		----		----		550,987
Original issue discount	----		----	----		----		144,000		----		----		144,000
Issuance of Common Stock related to reoranization	----		----	2,009,000		2,009		227,991		----		----		230,000
Common Stock related to Radio Metrix merger	----		----	3,685,000		3,685		11,268,815		----		----		11,272,500
Interest accrued on notes related to stock subscriptions receivable	----		----	----		----		248,836		(248,836)		----		----
Settlement of accounts in connection with severance agreements	----		----	----		----		544,090		923,432		----		1,467,522
Exercise of Stock Warrants	----		----	602,000		602		1,138,143		----		----		1,138,745
Issuance of Convertible Preferred Stock and detachable Warrants for cash, net of costs paid in the form of common stock	22,000		640,360	162,500		163		1,296,477		----		----		1,937,000
Non-cash constructive dividend related to beneficial conversion features of Convertible Preferred Stock	----		1,296,640	----		----		----		----		(1,296,640)		----
Conversion of Convertible Preferred Stock into Common Stock	(7,500)		(660,000)	1,500,000		1,500		658,500		----		----		----

See notes to condensed consolidated financial statements.

Invisa, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statement of Stockholders’ Equity
For the six-months ended June 30, 2007
(Unaudited)(Continued)

Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Subscriptions Receivable	Deficit Accumulated During the Development Stage	Total
Shares	Amount	Shares	Amount

Issuance of Common Stock for settlement of cash advances	----	----	80,925	81	80,844	----	----	80,925
Issuable Common Stock for settlement of related party accrued compensation	----	----	300,000	300	194,700	----	----	195,000
Gain on related party accrued compensation extinguishment	----	----	----	----	581,132	----	----	581,132
Issuance of Common Stock Warrants of royalty contract	----	----	----	----	91,400	----	----	91,400
Collection of stock subscriptions receivable	----	----	----	----	----	36,500	----	36,500
Adjustment of stock subscriptions receivable	----	----	----	----	(20,000)	20,000	----	----
Net Loss	----	----	----	----	----	----	(23,768,740)	(23,768,740)
BALANCE AT DECEMBER 31, 2004	14,500	1,277,000	21,635,832	21,636	29,978,558	(253,904)	(25,065,380)	5,957,910
Issuance of Convertible Preferred Stock and detachable Warrants for cash, net of costs paid	10,000	----	----	----	878,000	----	-----	878,000
Non-cash constructive dividend related to Convertible Preferred Stock accretions	----	1,000,000	----	----	----	----	(1,000,000)	----
Issuance of Common Stock for cash	----	----	1,066,662	1,066	78,934	----	----	80,000
Issuance of Common Stock for services	----	----	1,096,774	1,097	103,903	----	----	105,000
Issuance of Common Stock options for services	----	----	----	----	33,000	----	----	33,000
Interest accrued on notes related to stock subscriptions receivable	----	----	----	----	15,000	(15,000)	----	----
Preferred Stock Series B dividend	----	----	----	----	----	----	(18,750)	(18,750)
Net Loss	----	----	----	----	----	----	(1,770,918)	(1,770,918)
BALANCE AT DECEMBER 31, 2005	24,500	$2,277,000	23,799,268	$23,799	$31,087,395	$(268,904)	$(27,855,048)	$5,264,242
Issuance of Common Stock for cash	----	----	400,000	400	43,600	----	----	44,000
Stock options exercised	----	----	316,670	317	23,933	----	----	24,250
Issuance of Common Stock for services	----	----	981,800	982	132,652	----	----	133,634
Employee share-based compensation	----	----	----	----	198,089	----	----	198,089
Issuance of Common Stock options for services	----	----	----	----	133,390	----	----	133,390
Interest accrued on notes related to stock subscriptions receivable	----	----	----	----	15,000	(15,000)	----	----
Preferred Stock Series B dividend	----	----	----	----	----	----	(90,000)	(90,000)
Net loss	----	----	----	----	----	----	(2,310,949)	(2,310,949)
BALANCE AT DECEMBER 31, 2006	24,500	$2,277,000	25,497,738	$25,498	$31,634,059	$(283,904)	(30,255,997)	$3,396,656
Employee share-based compensation					105,500			105,500
Interest accrued on notes related to stock subscriptions receivable	----	----	----	----	7,500	(7,500)	----	----
Preferred Stock Series B dividend	----	----	----	----	----	----	(45,000)	(45,000)
Net loss	----	----	----	----	----	----	(786,192)	(786,192)
BALANCE AT JUNE 30, 2007	24,500	$2,277,000	25,497,738	$25,498	$31,747,059	$(291,404)	$(31,087,189)	$2,670,964

See notes to condensed consolidated financial statements.

 Invisa, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,		February 12, 1997 (Date of Inception) Through June 30,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(786,192)	(1,172,469)	$(28,636,680)
Adjustments to reconcile net loss to net cash used in operating activities
Patent impairment	----	----	5,517,808
Depreciation and amortization	394,506	403,585	4,806,782
Common Stock and options exchanged for services/settlements	----	107,800	3,028,164
Share-based compensation	105,500	112,802	303,589
Abandonment loss on furniture equipment and leaseholds	25,462	----	25,462
Debt extinguishment gain	----	----	(360,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	4,499	6,378	(153,865)
Inventories	33,421	(32,452)	(38,418)
Prepaid and other assets	6,252	(57,347)	(13,983)
Accounts payable, trade	(2,881)	70,947	265,242
Accrued expenses	51,811	17,846	147,315
Deferred revenue	----	----	----
Net cash used in operating activities	(167,622)	(542,910)	(15,108,584)

Cash flows from investing activities:
Patent acquisition	----	----	(550,000)
Transaction costs in connection with RMI business combinations	----	----	(121,475)
Purchases of furniture, fixtures and equipment	----	----	(238,846)
Net cash used in investing activities	----	----	(910,321)

Cash flows from financing activities:
Proceeds from notes payable	150,000	----	328,337
Proceeds from notes payable and redeemable common stock	-----	----	908,000
Payment of notes payable	----	----	(520,800)
Collection of stock subscriptions	----	----	36,500
Stockholder advances	17,900	----	1,569,383
Proceeds from sale of convertible Preferred Stock	----	----	2,815,000
Proceeds from sale of Common Stock	----	4,250	10,655,663
Cash received with combination transaction	----	----	230,000
Net cash provided by financing activities	167,900	4,250	16,022,083
Net increase (decrease) in cash	278	(538,463)	3,178

Cash at beginning of period	2,900	585,463	----

Cash at end of period	$3,178	$46,803	$3,178

(Continued)
See notes to condensed consolidated financial statements.

Invisa, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows - Continued
(Unaudited)

	Six Months Ended June 30,				February 12, 1997 (Date of Inception) Through
	2007		2006		June 30, 2007

Supplemental disclosure of cash flows information:

Cash paid during the period for interest	$	----	$	----	$229,162

Notes payable incurred in connection with merger transactions	$	----	$	----	$1,300,000

Notes payable canceled in connection with merger transaction	$	----	$	----	$337,489

Common Stock issued representing Common Stock offering costs (200,000 shares)	$	----	$	----	$554,000

Common Stock issued in connection with merger transaction (3,685,000 shares)	$	----	$	----	$11,272,500

Due to employees in connection with merger transaction	$	----	$	----	$175,000

Accrued expenses assumed in connection with merger transaction	$	----	$	----	$50,000

Exchange of liabilities for common stock	$	----	$	----	$857,057

Preferred dividends accrued as liabilities		$45,000	$	----	$153,750

Non-cash preferred stock accretions	$	----	$	----	$2,296,640

See notes to condensed consolidated financial statements.

Invisa, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A - Basis of Presentation

    The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. The December 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements, but they do not include all information and notes required by generally accepted accounting principles generally accepted in the United States of America. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Invisa, Inc. for the year ended December 31, 2006. When used in these notes, the terms “Company”, “we,” “us” or “our” mean Invisa, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended and period ending June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Note B - Operating Matters

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.    For the six months and the quarter ended June 30, 2007 and since the date of inception, the Company has had net losses applicable to Common Shareholders of $0.83, $0.35 and $31 million, respectively. As of June 30, 2007, the Company has not emerged from the development stage and has negative working capital of $1.27 million. Since inception, the Company has financed its operations principally from the sale of equity securities, as the Company has not generated significant revenues from the sales of its products. Continuation of the Company as a going concern is dependent upon additional external funding and, ultimately, a substantial increase in sales volume and achievement of profitable operations. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. While management believes that such financing and licensing sources will be available to the Company, there can be no assurance in that regard. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s auditors issued a “going-concern” uncertainty opinion on the financial statements for the year ended December 31, 2006, citing significant losses at that date, which raised substantial doubt about the Company’s ability to continue as a going-concern. Continuation of the company as a going concern is dependent upon additional external funding and, ultimately, a substantial increase in sales volume and achievement of profitable operations.

    To finance planned operations through at least the next 12 months the Company will continue to depend upon its existing cash and cash equivalents, which are limited, together with any net proceeds from private placements of equity or debt, potential license fees and product sales which we may obtain in the future.  Management is uncertain as to the level of cash that may be required for product development and operations, especially for the marketing, production and sale of its products in the future.  Management's plan is to access all additional cash required from a variety of potential  sources, including:  private equity financing, licenses, joint ventures, partnerships or other business relationships, debt and the potential sale of Company's technology or interest therein.  In the event the Company is uable to access sufficient capital to carryout the aforementioned plan or adopt an alternative plan, the Company may enter into a corporate merger or other form of business combination or sale transaction.  Accordingly, the Company is currently considering changes which may involve reducing or disposing of its current business (including reevaluation of the carrying value of its deferred patent costs) as necessary to access additional capital or manage operations to a level permitted by available capital.  There can be no assurances that these plans will be successful.  Failure to secure additional fnancing in a timely manner and on favorable terms when needed will have a meterial adverse effect on the Company's ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liablilites in the normal course of business.

Note C - New Accounting Pronouncements

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

    Note D - Equity

    On January 22, 2007, Mssrs. Carl A. Parks, President and COO, and Edmund C. King, Director and CFO (See Note G), were granted options to acuire 300,000 and 500,000 shares, respectively, of the Company's common stock at $0.042 per share with immediate vesting with a term of ten years under the Company's 2006 plan, which is subject to shareholder approval at June 30, 2007.

	Options outstanding	Options exercisable
Total options	6,300,000	6,025,000
Weighted average
Exercise price	$0.63	$0.65
Weighted average
Contracted term in years	7	7
Intrinsic value	---	---

At June 30, 2008 the Company has $35,910 of unrecognized compensation expense for options not yet vested.

Note E - Note Payable

    On February 28, 2007, the Company entered into a loan agreement to borrow up to $150,000 under a secured 10% note due in six months.  In addition to having a first security interest in all of the Company's assets the note was secured by a  security interest in 20,000,000 shares of common stock which are held in escrow.  Because the Note is not in default, the 20,000,000 shares are not treated as issued and outstanding.  Through June 30, 2007 $150,000 has been borrowed under this loan agreement.

Note F- Earnings per Common Share

    Basic and diluted earnings per share are computed based on the weighted average number of common stock outstanding during the period. Common stock equivalents are not considered in the calculation of diluted earnings per share for the periods presented because their effect would be anti-dilutive.  At June 30, 2007 the preferred stock was convertible into 12,733,333 shares of common stock.

Note  G - Subsequent Events

    On July 25, 2007, the Company entered into a loan agreement to borrow up to an additional $50,000 under a secured 10% note due August 28, 2007.  In addition to having a first security interest in all of the Company's assets the note was secured by a security interest in 6,666,666 shares of common stock which are held in escrow.  Because the Note is not in default, the 6,666,666 shares are not treated as issued and outstanding.  Through August 10, 2007, $46,028 has been borrowed under this loan agreement.

    On July 27, 2007 the Company entered into a Forebearance Agreement that extended the due dates to October 15, 2007 for both the $150,000 and $50,000 notes.  To reduce its operating expenses the Company relocated its facilites to smaller space at nominal rent under a month to month lease.  As of August 10, 2007, the Company has terminated this lease.  Additionally, in an effort to further reduce operating costs, on August 9, 2007, the Company terminated its consulting agreement with its President and elected the CFO to also serve as the Company's Acting President and Acting COO.

Legal and Other Matters

    None.

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

Background of our Company

We are a development-stage company, and we expect to continue the commercialization of our InvisaShield technology. For the three-months ended June 30, 2007, we had revenue from product sales of $35,683, principally representing sales of our product for powered parking gates. In addition to limited revenue, these sales have been a vehicle for receiving customer feedback on the reliability, ease of installation, and determining the market’s acceptance of our safety product.

Limited Operating History

    Financing for our development activities to date has been derived from limited sales, the sale of common stock and preferred stock, notes, short-term financing, and a payment received in connection with the Rytec Corporation Agreement, originally intended as a pre-payment for product but used as compensation for development work instead. We have historically worked to increase our sales of product and to establish additional licensing relationships. However, management is uncertain whether or not these efforts will increase our sales of products or result in additional licensing relationships.

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

    Through October 2003, we planned to develop, manufacture and sell sensor devices for use not only in parking facility gates, where we already had developed commercial products but in other safety and security devices. In October 2003, we hired a new CEO who, shortly after his employment, revised our strategy to focus more on selling licenses rather than manufacturing and selling devices. Because of the constraints on our finances, we did not believe that we had the available resources to market, manufacture and sell closure, security and other devices. The licensing of our technology, although reducing our ability to enjoy the full value of the patent, was to provide us with an inflow of funds without our having to expend significant resources. In April 2005 the CEO’s employment was terminated and we have reinstated our original sales strategy.  As stated in Note G, to reduce operating expenses, the Company terminated its consulting agreement with its President and elected the CFO to also serve as Acting President and Acting COO.  In addition to continuing to sell our products to manufacturers, dealers, distributors and other customers, we plan to continue to seek to have manufacturers (OEM’s) embed our patented sensors in their closure devices and to develop cooperative marketing and sales programs with the OEM’s.

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

Quarter Ended June 30, 2006 Compared to the Quarter Ended June 30, 2007

     Net Sales and Cost of Sales - During the quarter ended June 30, 2006 and 2007, product sales totaled $38,163 and $35,683, respectively. The Company's sales to date have been limited and constrained by lack of capital.  Cost of sales totaled $31,120 and $22,177 for the quarters ended June 30, 2006 and June 30, 2007, respectively, or 82% and 62% of related sales.  The increase in cost of sales as a percent of sales stems mainly from changes in customer mix.  The Company is evaluating different customers with the purpose of expanding its potential market.

    Research and Development Expenses - During the second quarter of 2006 and 2007 research and development expenses totaled $44,552 and $(0), respectively. The decrease was due principally to decision to temporarily hold ongoing research and development activities in abeyance due to cash constraints. In the fourth Quarter of 2006, employment of our in-house engineer and his assistant was terminated. These former employees are currently considered outside consulting resources on an as requested/as available basis. To date, we have not requested significant access to this consulting resource and accordingly have experienced a reduction in research and development expenses.

    Selling, General and Administrative Expenses - During the second quarter of 2006 and 2007 selling, general and administrative expenses totaled $425,801 and $135,999, respectively.  The decrease of $289,802 in 2007 principally resulted from a reduction in staffing, compensation and related payroll expenses. Marketing activities have been severly limited due to cash constraints with ongoing marketing activities conducted by our president.

Amortization and Impairment of Patent - During the year 2003 and included in the February 12, 1997 (date of inception) through June 30, 2007 period, the Company decreased the carrying amount of its patent costs of $12,217,808 by $5,517,808 to $6,700,000 to reflect the fair value as determined by the Company’s management. In 2003 the Company revised its strategy to focus more on selling licenses rather than manufacturing and selling devices. The patent impairment resulted principally from the Company’s forecast of reduced expected discounted future cash flows associated with the licensing business model. Realization of the patent’s carrying value will require 60% minimum annual revenue growth through 2012, which is consistent with the Company’s internal budgets and projections over the same period. This assumed level of revenue growth is based upon a relatively low level of actual revenues during 2004 on which percentage growth is predicated, management’s assessment of the available market for its product and the assumed availability of financing which will be necessary to fund the Company’s business plan.  Amortization after the impairment charge is $788,235 per year.  See Note B to the financial statements.

Interest Income (expense) and other (net) - During second quarter of 2006 and 2007 interest income (expense), net totaled $8,341 and ($9,366), respectively. The expense during 2007 relates primarily to financing costs and interest due to a stockholder for approximately $12,000 on a line of credit to the Company.  Other expense in 2007 is primarily related to the write-off of assets left in the Company's previous facility.  The Company maintained excess cash, if available, in an interest bearing money market account.

Six Months Ended June 30, 2006 and 2007

Net Sales and Cost of Sales - During the six months ended June 30, 2006 and 2007, net sales totaled $80,456 and $65,876, respectively. The Company's sales to date have been limited and constrained by lack of capital.  Cost of sales totaled $51,253 and $43,007, respectively, or 63% and 65% of related sales.

Research and Development Expenses - During the six months ended June 30, 2006 and 2007, research and development expenses totaled $86,254 and $0 respectively.  The decrease was due principally to decision to temporarily hold ongoing research and development activities in abeyance due to cash constraints. In the fourth Quarter of 2006, employment of our in-house engineer and his assistant was terminated. These former employees are currently considered outside consulting resources on an as requested/as available basis. To date, we have not requested significant access to this consulting resource and accordingly have experienced a reduction in research and development expenses.

Selling, General and Administrative Expenses - During the six months ended June 30, 2006 and 2007, selling, general and administrative expenses totaled $708,658 and $380,807. The decrease of $327,851 in 2007 principally resulted from a reduction in staffing, compensation and related payroll expenses. Marketing activities have been severly limited due to cash constraints with ongoing marketing activities conducted by our president.

Interest Income (Expense) and other, Net - During the six months ended June 30, 2006 and 2007, net interest (expense) income totaled $(12,642) and $(34,136). The expense during 2007 relates primarily to financing costs and interest due to a stockholder for approximately $12,000 on a line of credit to the Company.  Other expense in 2007 is primarily related to the write-off of assets left in the Company's previous facility.  The Company maintained excess cash, if available, in an interest bearing money market account.

    Net Loss and Net Loss Per Common Share - The Company’s net loss and net loss per common share for these periods decreased from $1,172,469 and $0.05 to $786,192 and $0.03 as a result of the matters described above, including the disruption of operations.

Plan of Development and Operations

    We raised $227,087 in debt and equity funding during 2006.  We also raised $196,028 in the form of debt financing during January through August 10, 2007.  This financing has been used to support our business plan, but on a limited basis due to financial constraints.  As a result we are seeking other sources of financing, including a possible corporate consolidation with an appropriate entity.  For the near-term future the Company will focus its limited marketing energy and sales efforts in the parking gate area which has been our primary customer base for many years.  We will also explore strategic relationships with potential expansion in other areas such as commercial garage doors, swimming pool fencing and security as funding permits.

    We limited our energies to the parking facility gate market in 2006 and we expect to continue to limit our efforts to this market for the foreseeable future.  In the fourth quarter of 2006, as part of our continuing efforts to cut costs and to manage to available financial resources, our staff was further reduced.  Our in-house engineer and his assistant were terminated and are currently considered outside consulting resources on an as requested/as available basis.  To date, we have not requested signigicant access to this consulting resource.  We have continued to reduce our staff, and at June 30, 2007 we had no full time employees.  Our CFO, who also serves as our Acting President, is employed on a part-time basis.  We plan to additionally support operations over the near future by using consultants as required.  Through the use of consultants, the Company anticipates that its limited sales and marketing efforts will continue to produce sales; however, it is increasing its focus on efforts to establish business and licensing relationships.  We believe that a significant financing or business development, such as a business combination, may be necessary to sustain and grow our business.

    Implementing the Company's plan of development and operations will require additional funding.  Accordingly, the Company is pursuing additional funding which may include debt or equity financing.  Additionally, the Company is considering the potential for establishing business relationships or transactions, such as a business combination, which may enhance the Company's access to additional funding and also potentially faciliate its operations.  In the event the Company is not able to access sufficient funding to support its operations its business operations will be threatened.

Liquidity and Capital Resources

From inception through June 30, 2007 we raised cash of approximately $16.1 million net of issuance costs, principally through private placements of common and preferred stock financings. At June 30, 2007, we had cash and cash equivalents totaling $3,178. During 2006, the Company borrowed $128,337 under a secured 10% note due on March 1, 2007. This loan was accompanied by the issuance of 150,000 warrants at $0.04 per share to an affiliate of the lenders. On February 28, 2007, this note was modified to extend the maturity date by six months, and to subordinate the security interest to a new borrowing closed on the same date.  Also on February 28, 2007, the Company entered into a loan agreement to borrow up to $150,000  under secured 10% note due in six months.  In addition to having a first security interest in all of the Company’s assets the note was secured by a security interest in twenty million shares of common stock pledged by the Company. Through June 30, 2007, $150,000 has been borrowed under this loan agreement.  On July 25, 2007 the Company entered into a loan agreement to borrow up to and additional $50,000 due August 28, 2007 and with similar terms as the $150,000 loan agreement.  The Company has borrowed $46,028 under this note through August 10, 2007.  On July 27, 2007 the Company entered into a Forebearance Agreement whereby the due dates of both the $150,000 and the $50,000 notes were extended to October 15, 2007.  In addition, the Company is required to pay accrued interest on the $150,000 note and an extension fee of $2,000, both of which were paid in August 2007.

In the second quarter ending on June 30, 2007 our sales were $35,683 compared with sales of $38,163 for the second quarter of 2006. Our loss for the second quarter of 2007 was $328,918, compared with $652,028 for the same quarter in 2006. During the fourth quarter of 2006, we further reduced our staff to cut costs and better manage to our limited available funding.  These staff reductions have continued through the end of the second quarter 2007; the Company had no full time employees at June 30, 2007.   While we intend to rely on consultants, we believe that the level of staffing may significantly impact sales.

From inception (February 12, 1997) through June 30, 2007 we were largely focused on technology and product development. The estimated dollar amount spent during this period on company-sponsored research and development was approximately $3.5 million. Because of the Company’s net losses (which aggregate $28,636,679 from inception through June 30, 2007), limited capital, and ongoing product development expenses, the Company’s consolidated financial statements report that substantial doubt exists regarding the Company’s ability to continue as a going concern.

The approximately $3.5 million of direct research and development expenses that we incurred from inception through June 30, 2007 has been directed principally toward our InvisaShield technology and safety products, and to a lesser extent, our security products. Management estimates that sixty (60%) percent was expended toward the development of our core presence-sensing technology, twenty (20%) percent was expended in the miniaturization of our circuitry, fifteen (15%) percent was expended in the design and development of safety products, and five (5%) percent was expended in the design and development of additional products for the security sector of our business.

In August 2005, we entered into a Preferred Stock placement whereby we received $878,000, net of transaction expenses. In 2006 we raised additional capital through the sale of 716,670 shares of Common Stock for cash totaling $68,250, net of transaction expenses. Further in 2006, we raised $30,500 through the issuance of unsecured short term debt and in the fourth quarter of 2006, we entered into three credit facility agreements to borrow up to $135,446 under secured notes to use for corporate expenses of which $128,337 was borrowed through December 31, 2006. In connection with the issuance of these secured notes, the Company issued to an advisor warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.04 per share. The warrants have a 10-year term and are immediately exercisable and through August 10, 2007 remained unexercised.

    The Company had negative working capital at June 30, 2007, totaling $1,274,332.   At June 30, 2007 the Company had $3,178 in cash and cash equivalents to fund its operations.  To finance planned operations through at least the next 12 months the Company will continue to depend upon its existing cash and cash equivalents, which are limited, together with any net proceeds from private placements of equity or debt, potential license fees and product sales which we may obtain in the future.  Management is uncertain as to the level of cash that may be required for product development and operations, especially for the marketing, production and sale of its products, in the future.  Management's plan is to access all additional cash required from a variety of potential  sources, including:  private equity financing, licenses, joint ventures, partnerships or other business relationships, debt and the potential sale of Company's technology or interest therein.  In the event the Company is uable to access sufficient capital to carryout the aforementioned plan or adopt an alternative plan, the Company may enter into a corporate merger or other form of business combination or sale transaction.  Accordingly, the Company is currently considering changes which may involve reducing or disposing of its current business (including reevaluation of the carrying value of it deferred patent costs) as a necessary to access additional capital or manage operations to a level permitted by available capital.  There can be no assurances that these plans will be successful.  Failure to secure additional fnancing in a timely manner and on favorable terms when needed will have a material adverse effect on the Company's ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liablilites in the normal course of business.

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

Item 3. Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the Company’s management, including the COO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007. There have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect internal controls that have materially affected, or are reasonably likely to have materially affected, our internal control over financial reporting.

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

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults by the Company on its Senior Securities

The Series B Preferred Stock pays a mandatory quarterly dividend due in arrears on the last day of each quarter. On the date of this filing the dividend as of the quarter ended June 30, 2007 totaling $153,750 has not been paid.

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

    Effective on August 9, 2007 the Company elected Edmund C. King as Acting President and Acting COO.  Mr. King continues to serve as CFO.

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

(b) 8-K Reports:

    On July 25, 2007 the Registrant entered into a Senior Secured Promissory Note and General Security Agreement pursuant to which Registrant may borrow from Centurian Investors, Inc. up to $50,000 with interest at ten percent (10%) per annum. $6,586 was advanced as of July 25, 2007. The proceeds of the Note will be used primarily for ongoing corporate expenses of the Registrant. The proceeds will be funded in multiple advances by Lender to Registrant in the amounts and on such dates as approved by Lender based on request from Borrower. The Note, together with all accrued interest thereupon, is due and payable on August 31, 2007.   Effective July 23, 2007, the Company moved its principal offices to 290 Cocoanut Street Suite 1A, Sarasota, Florida, where it operates under an oral agreement.

     On July 27, 2007 the Registrant  entered into a Forebearance and Modification Agreement with Centurian Investors, Inc. which (i) extends the repayment dates of the Centurian Investors, Inc. $150,000 and $50,000 promissory notes from their current effective dates until October 15, 2007, (ii) requires the Company to pay the accrued interest on the $150,000 note and (iii) requires the Company to pay an extension fee of $2,000.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Invisa has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVISA, INC.

Date: August 14, 2007	By:	/s/ Edmund C. King
Edmund C. King
Title: Acting President and Acting Chief Operating Officer

Date: August 14, 2007	By:	/s/ Edmund C. King
Edmund C. King
Title: Chief Financial Officer