Form 10KSB
period 2007-12-31
INVISA INC
filed 2008-04-14
CIK 1172706

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

☒        Annual Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934:
For the fiscal year ended: December 31, 2007

☒        Transition report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934:
 For the transition period from:
000-50081
(Commission File Number)

Invisa, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

65-1005398
(I.R.S. employer identification number)

 290 Cocoanut Avenue, Suite 1A
Sarasota, Florida 34236
(Address of principal executive offices)

  (941) 870-3950
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

The Issuer’s revenues for its most recent fiscal year were $124,986.

Indicate by check mark whether Invisa is an accelerated filer as defined in the Exchange Act Rule 126-2. ☐ Yes ☒ No

The aggregate market value of the Issuer’s voting stock held as of December 31, 2007 by non-affiliates of the Issuer based upon the closing bid and asked price of the Issuer’s Common Stock on that date is $0.02 The Issuer does not have any non-voting stock.

On December 31, 2007, 25,066,126 shares of Invisa Common Stock, $0.001 par value, were outstanding.

TABLE OF CONTENTS

		Page
	Part I

Item 1	Description of Business	3
Item 2	Description of Property	5
Item 3	Legal Proceedings	5
Item 4	Submission of Matters to Vote of Security Holders	5

	Part II

Item 5	Market for Common Equity and Related Stockholder Matters	5
Item 6	Managements Discussion and Analysis or Plan of Operations	6
Item 7	Financial Statements	10
Item 8	Changes in and Disagreements with Accountants on Accounting	10
Item 8a	Controls and Procedures	10
Item 8b	Other Information	10
	Part III	11

Item 9	Directors and Executive Officers of the Registrant	12
Item 10	Executive Compensation	14
Item 11	Security Ownership of Certain Beneficial Owners and Management	19
Item 12	Certain Relationships and Related Transactions	20
Item 13	Principal Accountant Fees and Services	20
Item 14	Exhibits and Financial Statements Schedule	21

	Financial Statements

	Report of Aidman, Piser & Company, P.A.	F-1
	Balance Sheet at December 31, 2007	F-2
	Statements of Operations for the years ended December 31, 2006 and 2007.	F-3
	Statements of Stockholders’ Equity for the years ended December 31, 2006 and 2007	F-4
	Statements of Cash Flows for the years ended December 31, 2006 and 2007.	F-5
	Notes to Financial Statements.	F-6

	Signature Page	24

	Index to Exhibits	21

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

    In February of 2002, the Company purchased 100% of the outstanding capital stock of Radio Metrix Inc. (“RMI”), a company owned by the principal shareholders of Invisa. RMI had virtually no operations since its inception and, therefore, the Company determined that by acquiring RMI, the Company acquired an asset (a patent) and not a business. RMI, formed to commercialize InvisaShield security sensors for applications such as zone and perimeter protection, was merged into Invisa at the end of 2004. With that merger, Invisa now owns the patent and patent applications, as well as the sole rights to the InvisaShield technology in all markets worldwide

In April 2003, the RMI Purchase Agreement was amended whereby the Company agreed to issue 3,250,000 shares of its Common Stock for full satisfaction of the future contingent consideration. In November 2003, the RMI Purchase Agreement was further amended whereby the $1,300,000 notes payable were forgiven. In August 2004, we negotiated the cancellation of the 7% royalty agreement in exchange for 400,000 warrants to purchase Common Stock. As a part of this latter amendment, certain compensation owed to affiliated parties was forgiven.

    Our offices are located at 290 Cocoanut Avenue, Suite 1A, Sarasota, FL 34236, telephone (941) 870-3950.

Overview

Invisa manufactures and sells sensors that use the Company’s patented InvisaShield presence-sensing design and technology.   In the past the Company engaged in development activities as well as efforts to license the technology.  Presence-sensing is the reliable, repeatable detection of people and conductive objects. InvisaShield technology detects objects at a distance of typically less than one meter.

    Today, the InvisaShield technology is used in the safety market.  In the past, the Company engaged in preliminary development, market testing and market analysis regarding the use of the InvisaShield technology in the security market.  While the Company believes the InvisaShield technology has market opportunity in the Security Market, the Company’s efforts in the Security Market have been, at least temporarily, terminated due to the Company’s cash constraints.

In the safety market, the Company sells a line of SmartGate ® brand safety sensors. These sensors are life and property safety devices used in or with powered closures - mechanisms such as parking gates, slide gates, and overhead doors.  To date, our revenues have been derived mostly from the sale of SmartGate safety sensors which are incorporated into powered parking gates.  Parking gates are motorized barriers used to control the flow of vehicular traffic, such as parking facilities, vehicle storage facilities, toll booths, and metered entry points for highways.

    In the security market, the Company has installed first generation security   sensors at a major New England museum. These devices created invisible presence-sensing fields around displays and exhibits. The InvisaShield sensors were used to detect any person who tries to enter the monitored zone, preventing vandalism or inadvertent damage. This installation has been in operation at the museum since the summer of 2003.  We believe that the security market may offer significant promise and, depending on the availability of financing for such use, we anticipate additional efforts to further develop sensors for museum exhibit/display and other security-related applications.

Applications

Safety Market - Many safety devices and safety functions depend upon presence-sensing technology. While we have historically been developing a range of presence-sensing devices for the safety market under our brand name SmartGate, we are currently primarily focused on safety products used in the parking gate market.   We believe that our safety sensors offer potential operational and maintenance benefits for the powered closure industry. Today, we sell SmartGate safety sensors for use with powered parking gates.

We also have developed pre-production versions of presence-sensing devices for use in powered slide-gates, commercial overhead doors, powered industrial doors (which are used in commercial, manufacturing and industrial facilities) and residential garage doors; however we do not currently sell these products.  We believe that there may be other applications for our presence-sensing technology in the safety market. Ultimately, based on availability of financing, we plan to offer safety sensors based upon our InvisaShield technology to be used with a broad range of powered closure products manufactured by other companies.

In 2006 and 2007, all revenue has been derived from the sale of SmartGate safety sensors used with powered parking barrier gates. These gates are commonly used for traffic control and typically have a power-operated barrier arm made of metal, wood or PVC. This arm moves vertically between an open and a closed position. Our device places an invisible presence-sensing field that proceeds and moves with the potentially dangerous barrier arm to detect people and vehicles in its path. Our device signals the powered gate to trigger a predetermined response, such as stopping and reversing the barrier arm.

Another potential application of InvisaShield technology is with vertical powered doors. These doors are frequently used in manufacturing and industrial environments where air-conditioned, cooler, and freezer areas are separated within warehouses and other buildings. In July 2002, we granted Rytec Corporation a license to use our safety devices as original equipment on high-speed industrial doors in North America. In 2005, the license agreement was converted into a joint development agreement. Due to cash constraints, we are not currently able to conduct any development of this product and no sales of this product were made in 2006 or 2007.  We anticipate that in the future we may explore this or other opportunities in the high-speed industrial door market.

Our selling price for InvisaShield safety sensors allows us an acceptable gross profit margin and we expect that our cost of goods will continue to decline as we realize economies of scale.

Security Market - Security systems and security equipment generally rely, to varying degrees, on presence-sensing technologies to detect the presence of potential intruders and trespassers, or to provide surveillance of valuable objects. In addition to museum applications, in preliminary pre-marketing situations we have demonstrated prototypes of InvisaShield security sensors for retail, industrial, commercial, defense and government applications. As with our museum security sensors, these devices place a monitoring field around objects needing protection. Examples of applications that we have demonstrated include safes, locking cabinets, display cases, objects of art and jewelry and or exposed perimeters (doors, windows, fences etc.). When the detection field is entered, the InvisaShield sensor signals the security system. The security system then responds with a warning or alarm.

We have tested a limited number of security sensors under field evaluation and based on availability of financing we anticipate that we may engage further development for the security market. Due to cash constraints, we are not currently able to conduct any development of this product and no sales of this product were made in 2006 or 2007.

 Marketing

We sell our safety products to manufacturers, distributors, dealers and, in some instances, to selected end-users.  Due to cash constraints, we are currently unable to conduct any significant marketing efforts. Our current sales effort is primarily limited to filling unsolicited orders for our safety product for powered parking gates and in some cases contacting existing customers.

Sales

During 2006 and 2007, Magnetic Automation Corp. was our largest customer, comprising approximately 11% and 29%, respectively, of our product revenues in both years.

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

Patents and Trademarks - We own five Patents issued by the U.S. Patent Office, three of which were issued in the year 2006 or the first quarter of 2007: Patent No. 5,337,039 issued on August 9, 1994, Patent No. 6,819,242 issued on November 16, 2004, Patent No. 7,023,222,B2 issued on April 4, 2006; Patent No. 7,167,093 B2 issued on January 23, 2007 and Patent No. 7,187,282 issued on March 6, 2007. In addition, we have filed for two patents (as PCT, or Patent Cooperation Treaty filings), one provisional patent application and have one application pending, all of which cover improvements to the InvisaShield technology.

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

On March 1, 2001, a new safety standard was implemented by Underwriters Laboratory (UL) for the powered gate, door and window industry. This rule, UL-325, while not a governmental regulation, is considered an indication of reasonable safety for powered gates, doors and windows, and is a requirement for UL certification for certain powered gate, door and window operators. Gate and operator manufacturers that rely upon UL certification or consider UL certification important for components most likely will require that our products be UL certified before incorporating our products as original equipment. We do not have a UL certification and  the absence of UL certification for our products may represent a sales or marketing barrier in certain market categories and to certain customers.

Warranty

Our safety products are sold with a 90-day (upgradeable to one year) limited warranty. We anticipate that our security products will carry a warranty that is generally in line with industry suppliers’ practice. We have had no significant claims expensed under the warranty in 2006 or 2007.

Employees

We have continued to reduce our staff, and at December 31, 2007 we had no full time employees.  Our CFO, who also serves as our Acting President,  serves in such a capacity, on a part-time basis.  We support operations by using consultants as required.

Research and Development

During the years ended December 31, 2006 and 2007, research and development expenses totaled $119,937 and $0.00, respectively.  The decrease was due principally to our decision to temporarily hold ongoing research and development activities in abeyance due to cash constraints.

Item 2 - Description of Property

As of December 31, 2007 we lease approximately 1,500 square feet of office shop space at 290 Cocoanut Plaza in Sarasota, Florida, on a month-to-month basis.  Monthly rent is approximately $1,000. We rent the facilities from a non-affiliated party. No zoning or other governmental requirements are needed for the continued use of our facilities.

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

PART II

Item 5 - Market for Common Equity and Related Stockholder Matters

Market Information

From July 7, 2003 to date, our Common Stock has traded on the NASD OTC BB which is the principal market for our Common Stock under the symbol INSA.OB. The following table sets forth the range of high and low bids to purchase our Common Stock during the last two fiscal years. Such prices represent quotations between dealers, without dealer markup, markdown, or commissions, and may not represent actual transactions.

As of December 31, 2007 there were 375 stockholders of record of Invisa Common Stock.
Quarter	High Bid	Low Bid
First Quarter 2006	0.23	0.10
Second Quarter 2006	0.30	0.13
Third Quarter 2006	0.23	0.05
Fourth Quarter 2006	0.10	0.03
First Quarter 2007	0.04	0.04
Second Quarter 2007	0.03	0.03
Third Quarter 2007	0.10	0.10
Fourth Quarter 2007	0.02	0.02

On March 11, 2008, the closing bid and closing ask prices for shares of our Common Stock in the over-the-counter market, as reported by NASD OTC BB was $0.01 per share.

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

Transfer Agent

The Transfer Agent for the Common Stock of the Company is Continental Stock Transfer and Trust Company 17 Battery Place, New York, NY 10004.

Recent Sales of Unregistered Securities

We issued 20,000,000 shares of our Common Stock in September of 2007 and an additional 13,333,333 in the first quarter of 2008 to collateralize several notes totaling $250,000.00 evidencing loans made to the Company by a third party lender. The shares were deposited in an escrow account and will only be delivered to such lender in the event of a default under or non payment of  the notes. Upon full repayment of the notes, said shares will be returned to the Company. The shares delivered to the escrow agent as security for the notes are not being treated as outstanding and will only be considered as being issued and outstanding if and when the shares are released by the escrow agent and delivered to the lender as a result of a default under the promissory notes and related security agreement.

Item 6 - Management’s Discussion and Analysis or Plan of Operations

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this filing. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements. The cautionary statements made herein should be read as being applicable to all related forward-looking statements in this Annual Report on Form 10-KSB.

Background of our Company

We are a development-stage company, and we expect to continue the commercialization of our InvisaShield technology. For the year ended December 31, 2007, we had revenue from product sales of $124,986, principally representing sales of our product for powered parking gates. In addition to limited revenue, these sales have been a vehicle for receiving customer feedback on the reliability, ease of installation, and determining the market’s acceptance of our safety product.

Financing for our operations in 2007 was derived from limited sales and short-term debt financing. We are working to increase our sales of product, further reduce operating costs and obtain financing including through business combinations and licensing relationships and transactions. In the future based on available financing, we may develop additional safety and security products and bring them to market.

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

    We have continued to attempt to enhance our patent position.  In 2006 and early 2007, we received notification of the issuance of three new patents all of which were issued in 2007.

Invisa generated sales of parking automated sensors in 2006 and 2007 of $136,980 and $124,986, respectively

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

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2007

Net Sales - During the years ended December 31, 2006 and 2007, product sales totaled $136,980 and $124,986, respectively. The Company's sales to date have continued to be limited and constrained by lack of capital and have been largely limited to filling orders as the Company lacks any formal sales effort.  We had a gross profit of $42,782 for the year ended December 31, 2006 and gross profit of $51,036 for the year ended December 31, 2007. Gross margin was 31and 41 percent during 2006 and 2007, respectively.

Research and Development Expenses - During the years ended December 31, 2006 and 2007, research and development expenses totaled $119,937 and $0.00, respectively. The decrease was due principally to our decision to temporarily hold ongoing research and development activities in abeyance due to cash constraints. In the fourth Quarter of 2006, employment of our in-house engineer and his assistant was terminated. These former employees are currently considered outside consulting resources on an as requested/as available basis. To date, we have not requested significant access to this consulting resource and accordingly have experienced a reduction in research and development expenses.

Selling, General and Administrative Expenses - During the years 2006 and 2007, selling, general and administrative expenses totaled $1,420,743 and $581,993, respectively. .  The decrease principally resulted from a reduction in rent, staffing, compensation and related payroll expenses.   Marketing activities have been severely limited due to cash constraints with ongoing marketing activities largely limited to filling unsolicited orders.

Amortization and Impairment of Patent - During the year 2003, the Company decreased the carrying amount of its patent costs of $12,217,808 by $5,517,808 to $6,700,000 to reflect the fair value as determined by the Company’s management. In 2003 the Company revised its strategy to focus more on selling licenses rather than manufacturing and selling devices. The patent impairment resulted principally from the Company’s forecast of reduced expected discounted future cash flows associated with the licensing business model. Realization of the patent’s carrying value would require substantial annual revenue growth through 2012, which was consistent with the Company’s then current internal budgets and projections over that period.

The Company subsequently determined that the licensing business model was no longer suitable and the Company adopted a product sales model with potential customers including end-users, dealers, distributors and manufacturers.  While product sales have remained low and operating losses have continued, management continues to believe that the potential market for its existing technology is viable.  Management further believes that market viability was to some degree exhibited by the continued sales of our safety product for parking gates in 2007 notwithstanding the lack of formal sales effort, adequate financial resources or appropriate staffing.  In the recent nation-wide cash liquidity environment, our access to funding to finance a formal sales and marketing effort, finalize development of the contemplated additional products and launch their commercialization which we consider to be critical to our ability to recover the patent costs in the foreseeable future is very uncertain.  This uncertainty has caused us to continue to review the likelihood of the recoverability of our deferred patent cost.  Because of our limited financing resources, our inability to obtain long-term financing, our belief that the capital markets may be further deteriorating for companies in positions similar to ours, and our continued uncertainty regarding access to additional long-term funding, coupled with our continuing low level of product sales, continuing operating losses, current reduced level of staffing and technical capability which cannot be increased without funding, we have concluded that recovery of the deferred patent cost over the foreseeable future is unlikely.  Additionally, the pledge of  our patents as security for certain our short-term notes creates additional uncertainty as we believe that such pledge might interfere with future efforts to sell a license, sell the patents or otherwise use the patents as a basis  to obtain required financing.  As a result of our review, we have written off the remaining patent cost as of December 31, 2007 in the amount of $3,547,059.

Interest (expense) and other, Net - During 2006 interest income totaled $2,585 which was offset by $27,703 interest expense. The expense during 2007 relates primarily to interest of  $45,685 and a charge of$60,000 related to the modification of a warrant and the loss on abandonment of furniture, equipment and leasehold improvements, net of a disposition gain totaling $23,817.

Net Loss applicable to Common Stockholders and Net Loss Per Share applicable to Common Stockholders - The Company’s net loss applicable to Common Stockholders and net loss per share applicable to Common Stockholders for these periods increased from $2,400,949 and $0.10 in 2006 to $5,083,587 and $0.20 in 2007respectively, as a result of the matters described above.

Plan of Development and Operations

    We obtained funding of $231,300, in the form of short-term debt financing in 2007, which together with our limited cash from sales supported our operations at a low level. Due to the limited amount of financing available to us in 2007, we reduced our staff to one part-time person who is supported by consultants, hired on an as needed basis. During 2007 we relocated our offices and reduced our leased space to approximately 1,500 feet. Unless we obtain additional financing, we plan to continue to operate at this reduced level.  Additional financing or increased cash from sales will be necessary to continue our operations at their current level . We do not plan to engage in additional technology or product development until we are able to secure sufficient financing to conduct our operations and fund such research and development.  .

We limited our focus to the parking facility gate market in 2007 and we expect to continue to limit our efforts to this market for the foreseeable future.  As part of our continuing efforts to cut costs and to work within our available financial resources,  Mr. Carl Parks, our President was terminated as an employee in late 2006.  The Company continued to engage Mr. Parks as a consultant (retaining the title of President, on an as requested and available basis through the fourth quarter 2006).  In January 2007, Mr. Parks was rehired as an employee and served as such until March 31, 2007 where he was again terminated.  We continued to work with Mr. Parks on a consulting basis through December 31, 2007..  As part of additional staff reductions, our in-house engineer and his assistant were also terminated in 2006.  We consider our former employees outside consulting resources on an as requested/as available basis and may engage such persons from time to time as consultants.  At December 31, 2007, we had no full time employees and our CFO, who also serves as our Acting President, serves on a part-time basis.

    Recommencing the the Company's plan of development and operations will require additional funding.  Accordingly, the Company is pursuing additional funding which may include debt or equity financing.  Additionally, the Company is considering the potential for establishing business relationships or transactions, such as a business combination or joint venture/strategic  partnerships, which may improve the Company's access to additional capital and/or funding and also potentially support its current and future operations.  In the event the Company is not able to access sufficient funding to support its operations its business operations will be effected adversely.

Liquidity and Capital Resources

From inception through December 31, 2007 we raised cash of approximately $16.1 million net of issuance costs, principally through private placements of short term debt and common and preferred stock financings. At December 31, 2007, we had cash and cash equivalents totaling $2,281.

In August 2005, we entered into a Preferred Stock placement whereby we received $878,000, net of transaction expenses. In 2006 we raised additional capital through the sale of 716,670 shares of Common Stock for cash totaling $68,250, net of transaction expenses. Further in 2006, we raised $30,500 through the issuance of unsecured short term debt and in the fourth quarter of 2006, we entered into three credit facility agreements to borrow up to $135,446 under secured notes to use for corporate expenses of which $128,337 was borrowed through December 31, 2007 (the “2006 Financing”). In connection with the issuance of these secured notes, the Company issued to an advisor warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.04 per share. The warrants have a 10-year term.  The 2006 Financing was secured by a first priority security interest in all of the assets of the Company.  The 2006 financing has matured; however the lender has extended the maturity date until May 31, 2008.

On February 28, 2007, the 2006 Financing was subordinated to the security interest granted by the Company pursuant to the terms of a Senior Secured Promissory Note pursuant to which the Company may borrow up to $150,000  (the “$150,000 Note”).  The $150,000 Note bears interest at a rate of 10% per annum and matured on August 28, 2007.  In addition to having a first security interest in all of the Company’s assets as set forth in a General Security Agreement (the “Security Agreement”), the $150,000 Note is further secured by twenty million shares of newly issued  common stock of the Company which was deposited into an escrow account for such purposes  . Through December 31, 2007, $150,000 had been borrowed under the $150,000 Note and remains outstanding.

On July 25, 2007 the Company executed a subsequent senior secured promissory note, payable to the same lender to borrow up to $50,000 (the “2nd Note”).  The 2nd Note has similar terms as the $150,000 Note,  bears interest at the same rate and also matured on August 28, 2007.  The 2nd Note is secured by the assets of the Company as set forth in the Security Agreement  plus a security interest in 6,666,666 shares of new common stock of the Company which were  deposited into the escrow account holding the initial 20 million shares.  Through December 31, 2007, the Company has borrowed $50,000 under the 2nd Note.

    On July 27, 2007 the Company entered into a Forebearance Agreement  with the lender whereby the lender agreed to forebear declaring any event of default on the $150,000 Note and the 2nd Note until on or after October 15, 2007.  As consideration for lender’s forebearance, the Company paid and extension fee of $2,000 and all accrued interest to date on each of the notes.

On October 23rd, 2007, the Company executed a third note with the same lender to borrow up to an additional $50,000 (the “3rd Note”), of which $32,300 had been borrowed at December 31, 2007.. The 3rd Note has similar terms to the $150,000 Note, bears interest at the same rate and matured on December 31, 2007.  The 3rd Note is secured by the assets of the Company as set forth in the Security Agreement  plus a security interest in an additional 6,666,666 shares of new common stock of the Company which were deposited into the escrow account holding the approximately  26.6 million shares securing the prior notes.   The aggregate amount borrowed at December 31, 2007 from this lender under the $150,000 Note, the 2nd Note and the 3rd Note was $231,300.  The Company also entered into a subsequent forebearance agreement  with the lender whereby the lender agreed to forebear declaring any event of default on the $150,000 Note and  the 2nd Note until on or after December 31, 2007.  As consideration for lender’s forebearance,  the Company paid and extension fee of $2,000 and all accrued interest to date on each of the notes.

Subsequent to December 31, 2007, the Company obtained additional financing from the lender by executing an additional note to borrow up to an additional $150,000 (the “4th Note”). The 4th Note has similar terms to the $150,000 Note, bears interest at the same rate and matures on May 31, 2008 (the “4th Note”). The 4th Note is secured by the assets of the Company as set forth in the Security Agreement plus a security interest in an additional 20 million shares of new common stock of the Company which the Company is required to deposit into the escrow account holding the additional shares securing the $150,000 Note, the 2nd Note and the 3rd Note.  All of the shares collateralizing these four notes were deposited in an escrow account and will only be delivered to such lender in the event of a default under or non payment of  the notes. Upon full repayment of the notes, said shares will be returned to the Company.   The shares delivered to the escrow agent as security for the notes are not being treated as outstanding and will only be considered as being issued and outstanding if and when the shares are released by the escrow agent and delivered to the lender as a result of a default under the promissory notes and related security agreement.  In addition, the Company entered into another forebearance agreement whereby the lender agreed to forebear declaring any event of default on the $150,000 Note 2nd Note and 3rd Note until on or after May 31,  2007.  As consideration for lender’s forebearance, the Company paid an extension fee of $6,000 and all accrued interest to date on each of the notes.

From inception (February 12, 1997) through December 31, 2007, we were largely focused on technology and product development. The estimated dollar amount spent during this period on company-sponsored research and development was $3,471,292. The direct research and development expenses that we incurred from inception have been directed principally toward our InvisaShield technology and safety products, and to a lesser extent, our security products. Management estimates that sixty (60%) percent was expended toward the development of our core presence-sensing technology, twenty (20%) percent was expended in the miniaturization of our circuitry, fifteen (15%) percent was expended in the design and development of safety products, and five (5%) percent was expended in the design and development of additional products for the security sector of our business. Because of the Company’s net losses (which aggregate $32,844,074 from inception through December 31, 2007), limited capital, and ongoing product development expenses, the Company’s consolidated financial statements report that substantial doubt exists regarding the Company’s ability to continue as a going concern.

    The Company had negative working capital at December 31, 2007, totaling $1,245,031. At December 31, 2007 the Company had $2,281 in cash and cash equivalents to fund its operations. To finance planned operations through at least the next 12 months the Company will continue to depend upon its existing current assets, which are limited, together with any proceeds from sales of products and net proceeds from financing arrangements which may include, additional borrowing, private placements of equity or debt, and potential license fees or similar arrangements.  Management is uncertain as to the source of additional cash that is anticipated to be required to maintain the Company’s current level of operations.   Management's plan is to access all additional cash required from a variety of potential  sources, including:  short term debt, private equity financing, licenses, joint ventures, partnership or other business relationships  and from the potential sale of Company's technology or interest therein.  As an additional way to access to potential capital, the Company is also exploring the potential for corporate mergers or other forms of business combinations or sale transactions.  There can be no assurances that these plans will be successful.  Failure to secure additional financing in a timely manner and on favorable terms when needed will have a material adverse effect on the Company's ability to continue as a going concern.

Additional funding may not be available when required or it may not be available on favorable terms. Without adequate funds, we may need to significantly reduce or cease our operations or obtain funds through arrangements that may require us to relinquish rights to certain or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. To the extent that additional funding is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders.

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

We have historically incurred losses.

From inception through December 31, 2007, we have sustained aggregate net losses of $32.8 million. In the twelve months ended December 31, 2007, we sustained a net loss of $4.99 million which of consisted of a loss of $1,446,528 from operations and a non-cash accounting entry of $3,547,059 which we made to reflect the write-off of patent cost as of December 31, 2007. (See Year Ended December 31, 2006 Compared to the Year Ended December 31, 2007- Amortization and Impairment of Patent.)

Future losses are expected to continue. Accordingly, we will experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Our ability to generate revenue and achieve profitability depends upon our ability to manufacture and sell our products in sufficient volume to cover our fixed and variable costs of operations. Because of our ongoing losses and our very limited financial resources, our auditors have included an explanatory paragraph in their audit report with regard to our ability to continue as a going concern.

We will need to raise additional financing to continue our operations or we may be unable to fund our operations, promote our products or develop our technology.

Our operations have relied almost entirely on external financing to fund our operations. In the past, such financing has primarily come from the sale of stock to third parties and to a lesser degree from borrowings and revenue from product sales and license fees.   During 2007 we funded our operations with a funds borrowed under short term notes which, for the most part, were secured with the Company’s assets.  We anticipate, based on our current proposed plans and assumptions relating to our operations, that we will need additional debt or equity funding to continue to operate our business. We may seek to access required capital through potential strategic or business relationships or business combinations which may be dilutive to our current stockholders. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. If additional financing is not available when required or is not available on acceptable terms, we may be unable to support our secured debt, fund our operations and planned growth, develop or enhance our technology, take advantage of business opportunities or respond to competitive market pressures, any of which could raise doubt as to the Company’s ability to continue as a going concern. Any reduction in our operations may result in a lower stock price.

Our financing requirements could result in dilution to existing stockholders.

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

We are a development stage company and have had limited revenue.

Our operating history has resulted only limited revenue. We are a development stage company, and accordingly, we anticipate that we will encounter many difficulties and risks associated with our early stage of development which includes, but is not limited to, the introduction of new products, the search for and hiring of new personnel, access to required capital, management issues, ramping up manufacturing capacity, and other important business aspects.

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

As a result, these stockholders will have significant influence in matters requiring stockholder approval, including the election and removal of directors, the approval of significant corporate transactions, such as any merger, consolidation or sale of all or substantially all of the our assets, and the control of our management and affairs. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in our control, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from attempting to obtain control of our Company.

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

We have issued patents and have filed patent applications with respect to various aspects of our technology. The pending patent applications may not be issued to us, and if issued, may not protect our intellectual property from competition which could seek to design around or invalidate these patents. Our failure to adequately protect our proprietary rights in our products, services and technology could harm our business by making it easier for our competitors to duplicate our services. We may have to resort to litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or defend ourselves from claims of infringement, invalidity or unenforceability. Litigation may be expensive and divert resources even if we win. This could adversely affect our business, financial condition and operating results such that it could cause us to reduce or cease operations.

We do not expect we will be able to recover the costs invested in our patents and we have written off our patent costs as of December 31, 2007.

.  Because of our limited financing resources, our inability to obtain long-term financing, our belief that the capital markets may be further deteriorating for companies in positions similar to ours, and our continued uncertainty regarding access to additional long-term funding, coupled with our current level of staffing and technical capability which cannot be increased without funding, we have concluded that recovery of the deferred patent cost over the foreseeable future is unlikely.  Additionally, since the technology is pledged as security for our short-term loan obligations, it would interfere with our attempting to sell it separately to raise capital as well our ability to comply with our loan obligation.  As a result, we have written off our patent cost as of December 31, 2007 in the amount of $3,547,059.

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

We may not be able to increase sales or if we succeed in increasing sales and revenue to effectively manage the growth necessary to execute our business plan, which could adversely affect the quality of our operations and our costs.

In order to successfully execute our business plan, we must significantly increase our sales and revenue. Additionally, we will need to increase the number of strategic partners, manufactures, dealers, distributors and customers that use our products. Lack of growth in sales and revenue will require that we continue to access financing which will subject us to the risks attendant thereto. On the other hand, if we succeed in increasing sales and revenue, the resulting growth will place significant strain on our personnel, systems and resources.  In the event of growth, we may not be able to maintain the quality of our operations, control our costs, continue complying with all applicable regulations and expand our internal management, technical information and accounting systems in order to support our desired growth. We cannot be sure that we will manage our growth effectively, and our failure to do so could cause us to reduce or cease operations.

We are thinly staffed.

We have no full time employees.  Our CFO, which is a Part time employee, also serves as Acting President and Acting COO. Unless additional employees are hired, the limited size of our staff restricts the level or nature of our business operations.

We have promissory notes payable that are secured by all of our assets and default under these notes could result in the loss of our assets.

In order to fund our operations, we have entered into promissory notes payable that are secured by all of our assets and in some instances by shares of our common stock that were issued to secure the promissory notes. The promissory notes are short term obligations and we currently do not have the available cash or other financing resources to pay the interest or principal there under. Default under these promissory notes could result in the loss of all of our assets and business opportunity.

Item 7 - Financial Statements

The Financial Statements of the Company and the accompanying notes thereto, and the Report of Independent Registered Public Accounting Firm is included as part of this Form 10-KSB beginning on Page F-1.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

            The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President,  Chief Financial Officer, and Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

            Our management, including our President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007 and concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s Annual Report on Internal Control over Financial Reporting

            Our management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our President and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Form 10-KSB does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

                During the quarter ended December 31, 2007, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8b - Other Information

None.

PART III

Item 9 - Directors and Executive Officers of the Registrant

The Company’s Directors are elected at the Annual Meeting of Stockholders and hold office until their successors are elected and qualified. The Company’s officers are appointed annually by the Board of Directors and serve at the pleasure of the Board. There are no family relationships between any of the officers, directors or significant employees of the Company.

The directors, executive officers, and significant employees of the Company at December 31, 2007 are as follows:

		Positions and Offices Presently
Name	Age	Held with the Company
Edmund C. King	73	Director, Acting President, COO, Chief Financial Officer, Treasurer
Gregory J. Newell	58	Director
John E. Scates	50	Director

EDMUND C. KING has served as our Chief Financial Officer and Director since February 9, 2000. In 2007, Mr. King began serving as our Acting President and Acting COO.  Until October 1, 1991, Mr. King was a partner in Ernst & Young, an international accounting and consulting firm. While at Ernst & Young, Mr. King was that firm’s Southern California senior healthcare partner and prior to that directed the Southern California healthcare practice for Arthur Young & Company, one of the predecessor firms of Ernst & Young. During his 30 years with Ernst & Young, Mr. King counseled clients in structuring acquisitions and divestitures; advised on the development of strategic plans; directed the preparation of feasibility studies; assisted with operational and financial restructuring; directed and supervised audits of client financial statements; and provided expert witness testimony and technical SEC consultation. Commencing in 1999, Mr. King became a financial consultant to SmartGate, L.C. that we acquired in February 2000. Mr. King has served as Chief Financial Officer and Director of SmartPlug, Inc. since November 2000 and Chief Financial Officer and Director of FlashPoint International, Inc. since October 2001. From January 1992, Mr. King has been a general partner of Trouver, an investment banking and financial consulting partnership. Mr. King is also a member of the Board of Directors of LTC Properties, Inc., an NYSE listed real estate investment trust. Mr. King is a graduate of Brigham Young University, having served on the National Advisory Council of that school’s Marriott School of Management, and has completed a Harvard University management course sponsored by Ernst & Young. Mr. King also has served as Chairman of the HFMA’s Long-Term Care Committee (Los Angeles Chapter) and is a past member of the National Association of Corporate Directors. He holds CPA certificate in the state of California.

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

Significant Employees

At December 31, 2007 we had no full time employees.  Our CFO, who also serves as our Acting President and COO, is employed on a part-time basis.  We support operations by using consultants as we can afford or as required.

Compensation Committee and Compensation of Directors

Messrs., Newell and Scates serve on the Compensation Committee, which determines the compensation amounts to be paid to our directors, officers and employees.

Report of the Audit Committee

The Audit Committee is composed of two independent directors and operates under a written charter adopted by the Board of Directors. A copy of the Audit Committee Charter (as amended) is filed herewith as exhibit 10.58.  As described above, the Audit Committee is responsible for appointing and replacing our independent accountants; reviewing the results and scope of the independent accountants’ audit and the services provided by the independent accountants; reviewing compliance with legal and regulatory requirements; evaluating our audit and internal control functions; and ensuring the integrity of our financial statements. In fulfilling its oversight responsibilities, the Audit Committee reviewed the audited financial statements in the Annual Report with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of our accounting principles, and such other matters as are required to be discussed with the Committee in accordance with the standards of the Public Company Accounting Oversight Board (United States). In addition, the Audit Committee has discussed with the independent auditors the auditors’ independence from management and the Company, including the matters in the written disclosures required by the Independence Standards Board and considered compatibility of non-audit services with the auditors’ independence.

The Audit Committee discussed with our independent auditors the overall scope and plans for their audit. The Committee meets with the independent auditors, with and without management present, to discuss the results of their examination, and the overall quality of our financial reporting. The Audit Committee held 4 meetings during 2007.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to our Board of Directors, and the Board approved, that the audited financial statements be included in our Annual Report on Form 10-K for the 2007 fiscal year for filing with the Securities and Exchange Commission. The Audit Committee and the Board of Directors have also recommended the selection of our independent auditors.

THE AUDIT COMMITTEE

Gregory Newell, Chairman
John Scates

Board Meetings and Independence

During the year ended December 31, 2007, the Board of Directors of the Company held 15 telephonic meetings.   Each director attended at least 75% of the aggregate of (1) the total number of meetings of the Board (held during the period for which he has been a director) and (2) the total number of meetings held by all committees of the Board on which he served (during the periods that he served).

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers to send reports of their ownership of the equity securities of the Company and of changes in such ownership to the SEC. SEC regulations also require the Company to identify in this Annual Report on Form 10-KSB any person subject to this requirement who failed to file any such report on a timely basis.  Mr. Stephen A. Michael was not timely in filing certain Form 4 reports, but such filings were completed prior to December 31, 2007.

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

Director Compensation

We do not have a formal plan for compensating our directors and during the 2007 fiscal year our Directors were paid no compensation.

Our bylaws provide for us to indemnify our directors and officers to the extent permitted by Nevada law, with respect to actions taken by them on our behalf. We maintain a policy of directors’ and officers’ liability insurance for this purpose.

Compensation Committee Interlocks and Insider Participation

We have no interlocking director relationships. None of our executive officers is a member of the Compensation Committee of any company in which any director or executive officer is a member of our board of directors.

Item 10.	EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

Overview.

This Compensation Discussion and Analysis is intended to describe the material factors underlying the compensation policies and decisions of the Company with regard to compensation paid to our executive officers in FY 2007. The Compensation Committee oversees the Company’s executive compensation in accordance with its Charter and recommends to the Board of Directors compensation for the named executive officers. The Compensation Committee receives input and recommendations when requested from our executive officers.

While we have historically used executive compensation as a tool to retain and motivate our executive officers, however, during , our financial condition prevented the Company from paying usual and customary compensation. Our only named executive officer at the end of fiscal 2007, Mr. Edmund King, does not have a written employment agreement and works on a part-time basis for the Company. Mr. King received no salary or other cash compensation during fiscal 2007; however, during fiscal 2007 Mr. King was granted options under our Incentive Stock Option Plan to purchase up to 500,000 shares of our common stock. From January 1, 2007, through August 2007, Mr. Carl Parks served as our President. Mr. Parks was paid a salary of $10,000 per month from January 1, 2007 through March 31, 2007 when he was terminated as an employee. Under Mr. Parks’ employment agreement, as a result of his termination, we have accrued a severance payment of $30,000.  This amount at December 31, 2007, was accrued and unpaid. On April 1, 2007 Mr. Parks was engaged as a consultant for the Company and during this period Mr. Parks was paid an aggregate of $ 45,450 as consulting compensation. Additionally, during fiscal 2007 Mr. Parks was granted an option under our Incentive Stock Option Plant to purchase up to 300,000 shares of our common stock.

Compensation paid to our named executive officers in fiscal 2007 consisted of:

•	Base salary;

•	Long-term equity incentive in the form of stock options under the Company’s Incentive Stock Option Plan;

•	Special benefits and perquisites; and

•	Severance compensation.

Our compensation philosophy for our executive officers has been shaped by our lack of long-term financing and our sever shortage of operating capital. Accordingly, our compensation decisions and particularly our approach to allocating compensation between cash and non-cash elements of the compensation package reflect our goal to preserve cash whenever possible. In fiscal 2007 our compensation decisions for our executive officers emphasized option grants which we believe supports our goals with regard to both retention and motivation of our executive officers. In making our compensation decisions, we strive to be aware of the level of compensation which is paid to executive officers of various companies that we consider to be comparable to us in size. Our goal is for the compensation paid to our named executive officers to be at or below the fiftieth percentile of the companies that we have identified as being comparable companies.

Base Salaries.

Mr. King did not receive any base salary in fiscal 2007. Mr. Parks had, during his employment term, a base salary of $10,000 per month ($120,000 per annum); however, Mr. Parks was an employee for only approximately three months during fiscal 2007 and was paid an aggregate base salary of $28,000 in fiscal 2007. Mr. Parks’s base salary was established by his employment agreement which existed prior to fiscal 2007. Also during part of fiscal 2007, Mr. Parks served as a non-employee president and consultant under a month to month arrangement. The consulting fees ranged between $1,000 and $10,000 per month and during fiscal 2007 Mr. Parks was paid aggregate consulting fees of $45,450. During fiscal 2007, we did not establish specific performance objectives for these executives and our decisions were based on their overall performances. In establishing the base compensation for Mr. Parks, the Compensation Committee considered Mr. Parks’ experience and capability and sought to establish a base salary which would retain and incent him.

Option Grants.

 In 2007, we granted 500,000 options under our Incentive Stock Option Plan to Mr. King and 300,000 options to Mr. Parks. The option grant had an exercise price that was equal to at least 100% of the closing market price for our common stock on the date of the option grant. Our decision to grant options was based primarily on the recommendation of our Compensation Committee and our desire to retain and motivate our executive employees.

Perquisites.

Consistent with our philosophy to preserve cash, we have sought to limit perquisites. Perquisites paid to our named executive officers are discussed as footnotes to the following Summary Compensation Table. Our policy for paying medical and dental insurance is to pay 100% of the insurance premium. Our policy is not to pay for life insurance, long-term and short-term disability insurances and accidental death and dismemberment insurance. Our policy with regard to unused vacation for our executive group is to pay at the base salary rate for vacation not used during the calendar year of termination.

Change in Control Severance Policy.

Prior to fiscal 2007, Mr. Parks entered into written employment agreements with the Company. As a result of the termination of Mr. Parks employment agreement we have accrued but have not paid a severance payment of $30,000.

REPORT OF COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and discussed it with the Company’s management. Based on the Compensation Committee’s review and discussions with management, the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for fiscal 2007.

John Scates, Chairman

SUMMARY COMPENSATION TABLE YEAR ENDED 2007

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Carl Parks – President and COO (2)	2007	28,000	----	----	12,000	----	----	75,450(1)	115,450
Edmund C. King – CFO and Acting President (3)	2007	----	----	----	20,000	----	----	----	20,000
(1) $30,000 has been accrued for severance of employment agreement but not paid as of December 31, 2007. Additionally, Mr. Parks was paid $45,450 in consulting fees.

(2) Mr. Parks was terminated as an employee effective March 31, 2007; he was then engaged as a consultant and continued as President and COO until August 2007 at which time he was terminated as President but continued as a consultant.

(3)Mr. King was appointed Acting President in August 2007; he continues to serve as CFO.

GRANTS OF PLAN-BASED AWARDS
FOR YEAR ENDED DECEMBER 31, 2007

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

Edmund C. King – CFO (2)	01/24/2007	500,000	$0.04	20,000
Carl Parks - President (1)	01/24/2007	300,000	$0.04	12,000
 (1)Mr. Parks was terminated as an employee effective March 31, 2007; he was then engaged as a consultant and continued as President and COO until August 2007 at which time he was terminated as President but continued as a consultant.

(2) Mr. King was appointed Acting President in August 2007; he continues to serve as CFO.

OUTSTANDING EQUITY AWARDS AT YEAR-ENDED DECEMBER 31, 2007

OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
King, Edmund C., Acting President, CFO and Director	1,050,000	----	$0.085	06/15/15
King, Edmund C., Acting President, CFO and Director	300,000	----	0.16	08/25/15
King, Edmund C., Acting President, CFO and Director	500,000	----	0.042	01/27/17
King, Edmund C., Acting President, CFO and Director	50,000	50,000	0.15	01/12/16
Newell, Gregory, Director	250,000	----	0.085	06/15/15
Newell, Gregory, Director	60,000	----	0.16	08/25/15
Newell, Gregory, Director	50,000	50,000	0.15	01/12/16
Scates, John, Director	250,000	----	0.085	06/15/15
Scates, John, Director	60,000	----	0.16	08/25/15
Scates, John, Director	50,000	50,000	$0.15	01/12/16

OPTION EXERCISES AND STOCK VESTED
FOR YEAR ENDED DECEMBER 31, 2007

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Carl Parks – President (1)	----	----	----	----
Edmund C. King – CFO (2)	----	----	----	----

(1)Mr. Parks was terminated as an employee effective March 31, 2007; he was then engaged as a consultant and continued as President and COO until August 2007 at which time he was terminated as President but continued as a consultant.
(2) Mr. King was appointed Acting President in August 2007; he continues to serve as CFO.

PENSION BENEFITS
FOR YEAR ENDED DECEMBER 31, 2007

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During 2007 ($)
Carl Parks – President (1)	----	----	----	----
Edmund C. King – CFO (2)	----	----	----	----
(1)Mr. Parks was terminated as an employee effective March 31, 2007; he was then engaged as a consultant and continued as President and COO until August 2007 at which time he was terminated as President but continued as a consultant.
(2) Mr. King was appointed Acting President in August 2007; he continues to serve as CFO.

NON-QUALIFIED DEFERRED COMPENSATION
FOR YEAR ENDED DECEMBER 31, 2007

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Carl Parks – President (1)	----	----	----	----	----
Edmund C. King – CFO (2)	----	----	----	----	----
(1)Mr. Parks was terminated as an employee effective March 31, 2007; he was then engaged as a consultant and continued as President and COO until August 2007 at which time he was terminated as President but continued as a consultant.
(2) Mr. King was appointed Acting President in August 2007; he continues to serve as CFO.

DIRECTOR COMPENSATION
FOR YEAR ENDED DECEMBER 31, 2007

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edmund C. King	----	----	20,000	----	----	----	20,000
Stephen Michael(1)	----	----	----	----	----	----	----
Greg Newell	----	----	----	----	----	----	----
John Scates	----	----	----	----	----	----	----
(1)  Resigned from the Board of Directors effective September 19, 2007.

Employment Agreements with Executives

We have no written employment agreements.

Equity Incentive Plans

We have five stock plans as listed below:

Plan	Shares Authorized for Issuance
2000 Plan	1,200,000
2002 Plan	1,500,000
2003 Plan	1,500,000
2003A Plan	3,500,000
2006 Plan	2,500,000
10,200,000

All of the Plans have been approved by the Board of Directors and all, except for the 2006 Plan have been approved by the Shareholders.  All of the plans authorize awards of incentive stock options or non-qualified stock options to employees, directors, and consultants of our company and affiliates. The purposes of the Plan are to encourage and enable employees, directors, and consultants to acquire a proprietary interest in the growth and performance of our company, to generate an increased incentive for key employees and directors to contribute to our future success and prosperity, thus enhancing the value of our company for the benefit of our stockholders, and to enhance the ability of our company to attract and retain key employees and directors who are essential to progress, growth, and profitability.

The Plans are administered by the Compensation Committee of our Board (the “Administrator”). All members of our Compensation Committee are non-employee directors and outside directors, as defined in the Plans. Subject to the limitations set forth in the Plans, the administrator has the authority to grant options and to determine the purchase price of the shares of our common stock covered by each option, the term of each option, the number of shares of our common stock to be covered by each option, to establish vesting schedules, to designate options as incentive stock options or non-qualified stock options, and to determine the persons to whom grants are to be made.

The Administrator establishes the option exercise price, which in the case of incentive stock options, must be at least the market price (as such term is defined in the Plans) of our common stock on the date of the grant or, with respect to optionees who own at least 10% of the total combined voting power of all classes of our stock (a “10% Stockholder”), 110% of the market price on the date of the grant.

Options granted under the Plans are generally not transferable by the optionee except by will or the laws of descent and distribution, or pursuant to written agreement approved by the administrator relating to any non-qualified stock options in any manner authorized under applicable law. Except as provided in the applicable stock option agreement, options must be exercised within 90 days of termination for any reason other than disability, retirement, or death, within one year of termination by disability or retirement, or by a designated beneficiary within two years of death.

Except as provided to the contrary, in the option agreement options granted under the Plans vest in one-third annual increments, beginning on the grant date of the option. In no event may an incentive stock option be granted more than 10 years from the effective date of the plan, be exercised after the expiration of 10 years from the grant date, or five years from the grant date in the case of a 10% Stockholder.

Incentive stock options may not vest for the first time with the respect to any optionee in a calendar year with a market price exceeding $100,000. Any option grants that exceed that amount shall be automatically treated as non-statutory stock options.

The Plans may be suspended, terminated, modified, or amended by our board, but no such suspension, termination, modification, or amendment may adversely affect the terms of any option previously granted without the consent of the affected optionee, and any amendment will be subject to stockholder approval to the extent required by applicable law, rules, or regulations.

We, from time to time, grant to our directors, executive officers and employees options to purchase our common stock under the Plans. As of December 31, 2007, Invisa had options to purchase shares of common stock outstanding and exercisable at a weighted average price of $0.14 per share.

401(k) Savings Plan

We do not have a 401(k) savings plan.

Limitation of Liability and Indemnification of Officers and Directors; Insurance

Our Officers and Directors are indemnified to the fullest extent provided by Nevada law.

We maintain a policy of directors’ and officers’ liability insurance to indemnify our directors and officers with respect to actions taken by them on our behalf.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling our company pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in such Act and is therefore unenforceable.

Item 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of shares of our common stock as of December 31, 2007 for:

•	each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each named executive officer; and

•	all of our directors and executive officers as a group.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of December 31, 2007 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.

Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner (1)	Reporting Status	Aggregate Number of Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned
Michael R. Ries (Trustee)	5% Stockholder	1,864,584	6.86%
Kenneth D. Doer (Trustee)	5% Stockholder	1,864,584	6.86
M.A.G. Capital LLC and Affiliates (4)	5% Stockholder	2,779,878 (1)	9.99
Asset Manager International Ltd (5)	5% Stockholder	2,778,878 (1)	9.99
Stephen A. Michael (6)	5% Stockholder	3,510,928	12.37
Edmund C. King (7)	Acting President, CFO, Director	2,345,542 (2)	8.48
Gregory J. Newell (8)	Director	417,732 (2)	1.51
John E. Scates (9)	Director	417,732 (2)	1.51
Christopher Maggiore	5% Stockholder	2,090,001	7.63
All officers and directors as a group		3,181,006	7.66%

(1)
Unless otherwise provided herein all addresses are c/o Invisa, Inc., 290 Cocoanut Avenue Suite 1A, Sarasota, FL 34236. The address for Mr. Ries is 4837 Swift Road, Suite 210, Sarasota, Florida 34231; for Mr. Doerr is 240 South Pineapple Avenue, Sarasota, Florida 34230; for Asset Managers International, Ltd. and for M.A.G. Capital and affiliates is 555 South Flower Street, Suite 4500, Los Angeles, California 90071.

(2)
The percentage calculations are based on 25,066,126 shares that were outstanding as of December 31, 2007 plus the respective beneficial  shares owned by each selling stockholder. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of December 31, 2007 are deemed outstanding for computing the number, and the percentage of outstanding shares beneficially owned by the person holding such options, but are not deemed outstanding for computing the percentage beneficially owned by any other person.

(4)        Includes M.A.G. Capital, LLC; Mercator Momentum Fund, L.P.; Monarch Pointe Fund, Ltd and Mercator Momentum Fund III, L.P.  David F. Firestone is the managing member of M.A.G. Capital LLC and as such he has beneficial ownership of shares owned by M.A.G. Capital LLC and its affiliated funds. The following table presents the total number of shares held by the respective Funds:

		Preferred
	Common	A	B	Warrants
Monarch Point Fund, Ltd.	535,474	9,715	2,000	1,501,364
Mercator Momentum Fund III, LP	----	----	1,000	247,500
Mercator Momentum Fund, LP	263,953	4,785	----	501,136
	799,427	14,500	3,000	2,250,000

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

(6)         Includes 2,280,928 shares owned by Mr. Michael and options to purchase 1,230,000 shares. Of the 1,230,000 currently vested options: 400,000 were granted to Mr. Michael in 2005 with an exercise price of $0.09 per share and an expiration date of June 15, 2015; and 480,000 were granted to Mr. Michael in 2005 with an exercise price of $0.10 per share and an expiration date of August 25, 2015. Mr. Michael also has options to purchase additional 250,000 and 100,000 shares, with the exercise prices of $0.09 and $0.15 and expiration dates of June 15, 2015 and January 12, 2016 respectively.

(7)	Includes 395,542 shares held in Mr. King’s name, 5,000 shares held in the name of the King Family Trust, and Mr. King’s options to purchase 1,950,000 shares.

(8)                 Includes options to purchase 410,000 shares.

(9)                 Includes options to purchase 410,000 shares.

ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the compensation discussed herein, we had no items to disclose hereunder for 2007 except Mr. King loaned an aggregate of $20,123 to the Company during 2007. The loans were not secured and are interest free; they remain outstanding and unpaid at December 31, 2007 and on the date hereof. In December 2007 Mr. King also returned to the Company 197,040 shares of common stock that he had acquired with a Non Recourse Promissory Note, which had been classified as an offset to equity in the Company’s financial statements.  Under the terms of the Note Mr. King could elect to return the shares to satisfy the Note of $298,904, which includes accrued interest.

ITEM 13	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2007 and 2006, annual fees approved for the year-end audit and interim reviews aggregated approximately $73,000 and $64,000 respectively.  In addition, during 2007 and 2006 tax-related fees for compliance aggregated, approximately, $4,000 and $9,075, respectively.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by Aidman, Piser & Company, P.A. in 2007 and 2006. Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit services provided by Aidman, Piser & Company, P.A. The audit committee pre-approved audit, audit-related and tax fees for 2007 and 2006.
PART IV

ITEM 14	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this amendment to annual report on Form 10-K/A:

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

10.49[9]	Warrant Agreement dated October 10, 2006 by and between Invisa, Inc. and Ocean Park Advisors, LLP

10.50 [9]	UCC Financing Statements

10.51 [9]	Schedule of Advances: Permitted Payments

10.52 [10]	Business Consulting Agreement dated August 14, 2006 between Invisa, Inc. and John Anderson

10.53 [8]	Carl A. Parks Employment agreement

10.54 [13]	Forbearance and Modification agreement dated July 27, 2007

10.55 [14]	Promissory Note dated July 25, 2007

10.56 [15]	Promissory Note dated March 6, 2007

10.57 [16]	Forbearance and Modification Agreement

10.58 [8]	Audit Committee Charter

10.59 [8]	Senior Secured Promissory Note date March 28, 2008

10.60 [8]	Forbearance and Modification Agreement dated March 28, 2008

10.61 [8]	Extension of Promissory Note dated April 11, 2008

31.1 [8]	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 [8]	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 [8]	Certification Pursuant to 18 U.S.C. Section 1350.

32.2 [8]	Certification Pursuant to 18 U.S.C. Section 1350.

1	Previously filed on June 23, 2003 with Invisa’s Form 10-KSB for the year ended December 31, 2002 and are incorporated by reference.

2	Previously filed on August 1, 2003 with Invisa’s Form 10-QSB for the quarter period ended June 30, 2003 and are incorporated by reference.

3	Previously filed on September 17, 2003 with Invisa’s Form 8-KA (Amendment No. 1) dated September 9, 2003 and is incorporated by reference.

4	Previously filed on November 14, 2003 with Invisa’s Form 8-K dated November 6, 2003 and are incorporated by reference.

5	Previously filed on April 14, 2004 with Invisa Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

6	Previously filed on August 18, 2004 with Invisa Form 10-QSB and incorporated herein by reference.

7	Previously filed on February 7, 2005 with Invisa Form 10-KSB for the year ended December 31, 2004 and incorporated herein by reference.

8	Filed herewith.

9	Previously filed on October 10, 2006 with Invisa Form 8-K/A dated October 10, 2006 and are incorporated by reference.

10	Previously filed on August 17, 2006 with Invisa Form 8-K dated August 14, 2006 and are incorporated by reference.

11	Previously filed on August 14, 2006 with Invisa Form S-8 dated August 14, 2006 and are incorporated by reference

12	Previously filed on April 14, 2007 with Invisa For 10-KSB and incorporated herein by reference.

13	Previously filed on August 1, 2007 with Invisa’s Form 8-K and incorporated herein.

14	Previously filed on July 26, 2007 with Invisa’s Form 8-K and incorporated herein.

14 [1]	Code of Business Conduct and Ethics and Compliance Program

15	Previously filed on March 6, 2007 with Invisa’s Form 8-K and incorporated herein.

16	Previously filed on November 9, 2007 with Invisa Form 10-QSB and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereonto duly authorized.

INVISA, INC.

Dated: April 14, 2008	By:	/s/ Edmund C. King
Edmund C. King
Acting President and Acting Chief Operating Officer

Dated: April 14, 2008	By:	/s/ Edmund C King
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

Dated: April 14, 2008	/s/ Edmund C. King
Edmund C. King, Acting President and Acting Chief Operating Officer

Dated: April 14, 2008	/s/ Edmund C. King
Edmund C. King, Chief Financial Officer, Director

Dated: April 14, 2008	/s/ Gregory J. Newell
Gregory J. Newell, Director

Dated: April 14, 2008	/s/ John E. Scates
John E. Scates, Director

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Stockholders
Invisa, Inc.

We have audited the accompanying balance sheet of Invisa, Inc. (the “Company”) as of December 31, 2007 and the related statements of operations, stockholders’ equity (deficit) , and cash flows for each of the years in the two-year period then ended, and for the period from February 12, 1997 (inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Invisa, Inc. as of December 31, 2007 and the results of its operations and its cash flows for each of the years in the two-year period then ended, and for the period from February 12, 1997 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred significant losses and used cash in operating activities during the years ended December 31, 2007 and 2006 and expects that additional capital will be required in order to continue operations in 2008. These factors, among others, as discussed in Note B, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Aidman, Piser & Company, P.A.
Tampa, Florida
April 14, 2008

Invisa, Inc.
(A Development Stage Enterprise)
BALANCE SHEET

December 31,
2007
ASSETS
Current assets:
Cash and cash equivalents	$2,281
Accounts receivable	19,324
Inventories	20,678
Prepaids and other assets	4,298
Total current assets	46,581

Furniture, fixtures and equipment, net of $39,286 accumulated depreciation	3,212
Total assets	$49,793

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, trade	$291,085
Accrued expenses	205,926
Due to stockholders and officers	364,551
Notes Payable	231,300
Preferred dividends payable	198,750

Total current liabilities	1,291,612

Commitment (Note I)	-----

Stockholders’ Deficit
Convertible Preferred Stock, 5 million shares authorized ($0.001 par value):
Series A, 14,500 shares issued and outstanding	1,277,000
Series B, 10,000 shares issued and outstanding	1,000,000
Common Stock; 95,000,000 shares authorized ($.001 par value), 25,066,126 shares issued and outstanding	25,066
Additional paid-in capital	31,797,807
Deficit accumulated during the development stage	(35,341,692)

Total stockholders’ deficit	(1,241,819)

Total liabilities and stockholders’ equity	$49,793

See notes to financial statements.

Invisa, Inc.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
			February 12, 1997
			(Date of inception)
	Years Ended December 31,		Through
	2006	2007	December 31, 2007

Net sales	$136,980	$124,986	$1,459,317
Other operating revenues	----	----	300,000
Costs and expenses:
Cost of goods sold (exclusive of patent amortization shown separately below)	94,197	73,992	1,022,316
Research and development costs	119,937	---	3,471,292
Selling, general and administrative expenses	1,420,442	581,993	15,782,351
Patent amortization	788,235	788,235	4,646,599
Impairment of patent	----	3,547,059	9,064,867

Loss from operations	(2,285,831)	(4,866,293)	(32,231,108)

Other income (expense):
Interest (expense)and other, net	(25,118)	(129,402)	(975,074)
Debt extinguishment gain	----	----	360,000
	(25,118	(129,402)	(615,074)
Loss before income tax	(2,310,949)	(4,995,695)	(32,846,182)
Income tax	----	----	-----

Net loss	(2,310,949)	(4,995,695)	(32,846,182)

Non-cash constructive dividend related to Convertible Preferred Stock accretions	----	----	(2,296,640)
Preferred Stock dividends	(90,000)	(90,000)	(198,750)
Net loss applicable to Common Stockholders	$(2,400,949)	$(5,085,695)	$(35,341,572)

Net loss per share applicable to Common Stockholders:
Basic and diluted	$(0.10)	$(0.20)

Weighted average Common Stock shares outstanding: Basic and diluted	24,529,553	25,355,659

See notes to financial statements.

Invisa, Inc.
 (A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock			Common Stock			Additional paid – in capital	Stock Subscriptions Receivable		Deficit Accumulated During the Development Stage		Total
	Shares	Amount		Shares	Amount
FEBRUARY 12, 1997 (INCEPTION)	----	$	----	----	$	----	----	$	----	$	----	$	----
Summary of transactions from February 12, 1997
Through December 31, 2004:
Issuance of Common Stock to founders	----		----	6,105,128		5,980	(5,980)		----		----		----
Issuance of Common Stock for cash				4,257,350		4,257	9,031,704		----		----		9,035,961
Exercise of stock options	----		----	1,027,964		1,027	1,316,160		(985,000)		----		332,187
Offering Costs	----		----	500,000		500	637,436		----		----		637,936
Conversion of notes payable	----		----	635,022		635	449,365		----		----		450,000
Original issue discount on notes payable	----		----	----		----	201,519		----		----		201,519
Common Stock issuable for rent	----		----	164,799		290	88,084		----		----		88,374
Issuance of Common Stock for services	----		----	606,144		607	1,254,355		----		----		1,254,962
Issuance of Common Stock options for services	----		----	----		----	550,987		----		----		550,987
Original issue discount	----		----	----		----	144,000		----		----		144,000
Issuance of Common Stock related to reorganization	----		----	2,009,000		2,009	227,991		----		----		230,000
Issuance accrued on notes related to Radio Metric merger	----		----	3,685,000		3,685	11,268,815		----		----		11,272,500
Interest accrued on notes related to stock subscriptions receivable	----		----	----		----	248,836		(248,836)		----		-----
Settlement of accounts in connection with severance agreements	----		----	----		----	544,090		923,432		----		1,467,522
Exercise of Stock Warrants	----		----	602,000		602	1,138,143		----		----		1,138,745
Issuance of Convertible Preferred Stock and detachable Warrants for cash, net of costs paid in the form of common stock	22,000		640,360	162,500		163	1,296,477		----		----		1,937,000
Non-cash constructive dividend related to beneficial conversion features of Convertible Preferred Stock	----		1,296,640	----		----	----		----		(1,296,640)		----
Conversion of Convertible Preferred Stock into Common Stock	(7,500)		(660,000)	1,500,000		1,500	658,500		----		----		----
Issuance of Common Stock for settlement of cash advances	----		----	80,925		81	80,844		----		----		80,925
Issuable Common Stock for settlement of related party accrued compensation	----		----	300,000		300	194,700		----		----		195,000
Gain on related party accrued compensation extinguishment	----		----	----		----	581,132		----		----		581,132
Issuance of Common Stock Warrants for settlement of royalty contract	----		----	----		----	91,400		----		----		91,400
Collections of stock subscriptions receivable	----		----	----		----	----		36,500		----		36,500
Adjustment of stock subscriptions	----		----	----		----	(20,000)		20,000		----		----
Net Loss						----	----		----		(23,868,740)		(23,768,740)
BALANCE AT DECEMBER 31, 2004	14,500		$1,277,000	21,635,832		$21,636	29,978,558		$(253,904)		$(25,065,380)		$5,957,910
Issuance of Convertible Preferred Stock and detachable Warrants for cash, net of costs paid	10,000		----	----		----	878,000		----		----		878,000
Non-cash constructive dividend related to Convertible Preferred Stock accretions	----		1,000,000	----		----	----		----		(1,000,000)		----
Issuance of Common Stock for cash	----		----	1,066,662		1,066	78,934		----		----		80,000
Issuance of Common Stock for services	----		----	1,096,774		1,097	103,903		----		----		105,000
Issuance of Common Stock options for services	----		----	----		----	33,000		----		----		33,000
Interest accrued on notes related to stock subscriptions receivable	----		----	----		----	15,000		(15,000)		----		----
Preferred Stock Series B dividend	----		----	----		----	----		----		(18,750)		(18,750)
Net loss	----		----	----		----	----		----		(1,770,918)		(1,770,918)
BALANCE AT DECEMBER 31, 2005	24,500		$2,277,000	23,799,268		$23,799	31,087,395		$(268,904)		$(27,855,048)		$5,264,242
Issuance of Common Stock for cash	----		----	400,000		400	43,600		----		----		44,000
Stock options exercised	----		----	316,670		317	23,933		----		----		24,250
Issuance of Common Stock for services	----		----	981,800		982	132,652		----		----		133,634
Employee share-based compensation	----		----	----		----	198,089		----		----		198,089
Issuance of Common Stock options for services	----		----	----		----	133,390		----		----		133,390
Interest accrued on notes related to stock subscriptions receivable	----		----	----		----	15,000		(15,000)		----		----
Preferred Stock Series B dividend	----		----	----		----	----		----		(90,000)		(90,000)
Net loss	----		----	----		----	----		----		(2,310,949)		(2,310,949)
BALANCE AT DECEMBER 31, 2006	24,500		$2,277,000	25,497,738		$25,498	31,634,059		$(283,904)		$(30,255,997)		$3,396,656
Employee share-based compensation	----		----	----		----	165,410		----		----		165,410
Warrant Modification	----		----	----		----	60,000		----		----		60,000
Interest accrued on notes related to stock subscriptions receivable	----		----	----		----	15,000		(15,000)		----		----
Preferred Stock Series B dividend	----		----	----		----	----		----		(90,000)		(90,000)
Stock Redeemed	----		----	(431,612)		(432)	(298,472)		298,904		----		----
Related party forgiveness of debt	----		----	----		----	221,810		----		----		221,810
Net loss	----		----	----		----	----		----		(4,995,695)		(4,995,695)
BALANCE AT DECEMBER 31, 2007	24,500		$2,277,000	25,066,126		$25,066	31,797,807	$	----		$(35,341,692		$(1,241,819)

See notes to financial statements.

Invisa, Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
	Years Ended December 31,		February 12, 1997 (date of inception) Through
	2006	2007	December 31, 2007

Cash flows from operating activities:
Net loss	$(2,310,949)	$(4,995,695)	$(32,846,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Patent impairment	-----	3,547,059	9,064,867
Depreciation and amortization	804,670	791,168	5,203,442
Modification of Warrants	----	60,000	60,000
Common Stock and options exchanged for services/settlements	465,113	-----	3,028,164
Share Based Compensation	-----	165,410	363,499
Abandonment loss on furniture equipment and leaseholds, net of disposition gain	-----	23,817	23,817
Debt extinguishment gain	----	-----	(360,000)
Changes in operating assets and liabilities:
Accounts receivable	15,618	(7,674)	(166,038)
Inventories	(24,364)	51,161	(20,678)
Prepaids and other assets	(6,874	15,935	(4,299)
Accounts payable, trade	224,573)	22,962	291,085
Accrued expenses	22,563	60,414	155,918
Net cash used in operating activities	(809,650)	(265,443)	(15,206,405)

Cash flows from investing activities:
Patent acquisition	----	-----	(550,000)
Transaction costs in connection with RMI business combination	----	-----	(121,475)
Purchases of furniture, fixtures and equipment	----	-----	(238,846)
Net cash used in investing activities	----	-----	(910,321)

Cash flows from financing activities:
Proceeds from notes payable	128,337	231,300	409,637
Proceeds from notes payable and redeemable Common Stock	----	-----	908,000
Payment of notes payable	----	-----	(520,800)
Collection of stock subscriptions	----	----	36,500
Stockholder Advances	30,500	33,524	1,585,007
Proceeds from sale of convertible Preferred Stock	----	----	2,815,000
Proceeds from sale of Common Stock	68,250	----	10,631,413
Proceeds from the exercise of stock options`	----	----	24,250
Cash received with combination transaction	`---	----	230,000
Net cash provided by financing activities	227,087	264,824	16,119,007

See notes to financial statements.

Invisa, Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS (CONTINUED)

Net (decrease) increase in cash	(582,563)	(619)	2,281
Cash at beginning of period	585,463	2,900	----
Cash at end of period	$2,900	$2,281	$2,281

See notes to financial statements.
(Continues)

Invisa, Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS - CONTINUED

					February 12,
					1997 (Date of
					inception)
					Through
	Year Ended December 31,				December 31,
	2006		2007		2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$	-----		$42,534	$271,696

Non-cash financing and investing activities:

Notes payable incurred in connection with merger transactions	$	-----	$	-----	$1,300,000

Notes payable canceled in connection with merger transaction	$	-----	$	-----	$337,489

Common Stock issued in connection with merger transaction (3,685,000 shares)	$	-----	$	-----	$11,272,500

Due to employees in connection with merger transaction	$	----	$	----	$175,000

Accrued expenses assumed in connection with merger transaction	$	----	$	----	$50,000

Exchange of liabilities for Common Stock	$	----	$	----	$857,057

Common Stock issued representing stock offering commitment (200,000 shares)	$	-----	$	-----	$554,000

Preferred dividends accrued as liabilities		$90,000		$90,000	$198,750

Non-cash preferred stock accretions	$	----	$	----	$2,296,640

Subscription receivable redeemed for stock originally issued	$	-----		$298,904	$298,904

Stockholder forgiveness of debt	$	-----		$221,810	$221,810

See notes to financial statements.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

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

NOTE B - LIQUIDITY AND MANAGEMENT’S PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2007 and since the date of inception, the Company has had net losses applicable to Common Shareholders of $5.1 million and $35.3 million, respectively. As of December 31, 2007, the Company has not emerged from the development stage and has negative working capital of $1.3 million. Since inception, the Company has financed its operations principally from the sale of equity securities and, to a lesser extent, debt, as the Company has not generated significant revenues from the sales of its products. Continuation of the Company as a going concern is dependent upon additional external funding and, ultimately, a substantial increase in sales volume and achievement of profitable operations. The Company has substantially reduced its operations because of a current lack of available external funding.  The Company intends to finance its future development activities and its working capital needs largely from additional debt and the issuance of equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance in that such financing will be available at acceptable terms, if at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.   Continuation of the company as a going concern is dependent upon additional external funding and, ultimately, a substantial increase in sales volume and achievement of profitable operations.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

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
NOTES TO FINANCIAL STATEMENTS

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

Accounts Receivable, Major Customer Information and Export Sales

Accounts receivable are due primarily from companies in the gate manufacturing industry located throughout the United States and the United Kingdom. Credit is extended based on an evaluation of the customers’ financial condition and, generally, collateral is not required. Account balances are evaluated for collectibility based on the condition of the customers’ credit including repayment history and trends and relative economic and business conditions. Bad debts have not been significant.  During 2006, Magnetic Automation Corp. was our largest customer, comprising approximately 11% of our product revenues. During 2007, Magnetic Automation Corp. was again our largest customer, comprising approximately 29% of our product revenues.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a method with approximates the first-in, first-out method.

Furniture, Fixtures and Equipment

Furniture, fixtures, and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives, principally five years. Leasehold improvements are amortized over the term of the lease or the estimated useful lives, whichever is shorter.   Depreciation expense was $15,621 and $2,933for 2006and 2007 respectively.

Patent

The patent for the Company’s underlying technology was amortized on a straight-line method over 10 years, which represented the remaining useful life of the patent. At December 31, 2003, the Company recorded an impairment charge of $5,517,808 that was included in the statement of operations to reflect the fair value as determined by the Company’s management. The 2003 patent impairment resulted principally from perceived shifts in markets and our approach to such markets requiring more reliance on our patents applied for and less on the original patent.

At December 31, 2007 the remaining balance of the deferred patent costs totaling $3,547,659 was determined to be impaired and written off (See Note C – Impairment of Long-Lived Assets.)

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

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Warranty Costs

The Company warrants its products for ninety days. Estimated warranty costs are recognized in the period product is shipped. However, there have been no significant warranty costs incurred through December 31, 2007, nor are any significant amounts expected to occur subsequently. Accordingly, no warranty liability has been recognized for any period presented.

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

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risk that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

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

The Company’s management performed a valuation of the patent in connection with its acquisition in February 2002. In doing this valuation we considered several factors, including the size of the total applicable safely market, our estimates of penetration into this market and a valuation. This market is large and growing, principally as a result of increased emphasis on safety by governmental agencies and others plus increased concerns for security, principally as a result of the September 11, 2001 terrorist event and all that has followed relative to terrorism.

During the fourth quarter of 2003 the Company expensed $5,517,808 to reflect an impairment of its patent. Our original cost of the patent totaled $13,711,000 which we paid in February 2002 and April 2003. The 2003 patent impairment resulted principally from the Company’s reduced forecast of expected discounted future cash flows associated with the licensing business model being pursued by the Company in 2003.

The Company subsequently determined that the licensing business model was no longer suitable and the Company adopted a product sales model with potential customers including end-users, dealers, distributors and manufacturers.  While product sales have remained low and operating loses have continued, management continues to believe that the potential market for its existing technology is viable.  Management further believes that market viability was to some degree exhibited by the continued sales of our safety product for parking gates in 2007 notwithstanding the lack of formal sales effort, adequate financial resources or appropriate staffing.  In the recent nation-wide cash liquidity environment, our access to funding to finance a formal sales and marketing effort, finalize development of the contemplated additional products and launch their commercialization which we consider to be critical to our ability to recover the patent costs in the foreseeable future is uncertain.  This uncertainty has caused us to continue to review the likelihood of the short term recoverability of our deferred patent cost.  Because of our limited financing resources, our inability to obtain long-term financing, our belief that the capital markets may be further deteriorating for companies in positions similar to ours, and our continued uncertainty regarding access to additional long-term funding, coupled with our continuing low level of product sales, continuing operating losses, current reduced level of staffing and technical capability which cannot be increased without funding, we have concluded that recovery of the deferred patent cost over the foreseeable future is unlikely.  Additionally, the pledge of our patents as security for certain of our short-term notes creates additional uncertainty as we believe that such pledge might interfere with future efforts to sell a license, sell the patents or otherwise use the patents as a basis to obtain required financing.  As a result of our review, we have written off the remaining patent cost as of December 31, 2007 in the amount of $3,547,059.

Earnings per Common Share

Basic and diluted earnings per share are computed based on the weighted average number of Common Stock outstanding during the period. Common Stock equivalents are not considered in the calculation of diluted earnings per share for the periods presented because their effect would be anti-dilutive.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

New Accounting Pronouncements

In September 2006, the FASB issued Statements of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expand disclosures about fair value measurements. FAS 157 is effective for financial statements issued for years beginning after November 15, 2007 and interim periods within those years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results or operations or cash flows.  FASB Staff Position (FAS 157-2) Effective Date of FASB Statement No. 157 delays the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities.

The Financial Accounting Standards Board (“FASB”) has recently announced a new interpretation, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which will be effective for years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition , classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have any impact on the Company’s financial position, results of operations or cash flows in 2007.

In February 2007, the Financial Accounting Standards Board issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), which includes an amendment to FASB Statement No. 115. The Statement permits entities to choose, at specific election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings. Statement 159 is effective for years beginning after November 15, 2007. As of December 31, 2006 the Company has not determined the effect that the fair value option, if elected, will have on the financial position or results of operations.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE D - INVENTORIES

Inventories consist of the following at December 31, 2007:

Finished goods	$1,879
Raw materials	18,799
$20,678
NOTE E - ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2007

Interest Expense	$34,881
Derivative liability	15,000
Accrued compensation, severance and related taxes	156,045
$205,926

NOTE F - LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	December 31,
	2006	2007
Numerator:
Net loss applicable to Common Stockholders	$(2,400,949)	$(5,085,695)

Denominator:
For basic loss per share - weighted average shares	24,529,553	25,355,659
Effect of dilutive securities - stock options	-----	-----
For diluted loss per share	24,529,553	25,355,659

Net loss per share - applicable to Common Stockholders basic and diluted	$(0.10)	$(.20)

Options and warrants to purchase 14,536,042 and 12,989,167 shares of Common Stock as of December 31, 2006 and 2007, respectively, are not considered in the calculation of diluted loss per share because the effect would be anti-dilutive.  At December 31, 2007 the preferred stock was convertible into 12,733,333 shares of common stock, which has also not been considered in the calculation of diluted loss per share since the effect would be anti-dilutive.

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE G - COMMON AND PREFERRED STOCK

In September 2004, the Company issued 22,000 shares of Series A Convertible Preferred Stock in the face amount of $2,200,000 for $1,937,000 (net of $263,000 transaction expenses) which was paid in the respective amounts of $1,158,200 and $778,800 at closing. Additionally, the transaction included:

•
Issuance of Detachable Warrants to acquire up to 1,500,000 shares of the Company’s Common Stock at $1.00 per share. The Warrants expire on August 16, 2007.  The terms of these Warrants were revised in August 2007 to extend the expiration date to August 2010.

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

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE G - COMMON AND PREFERRED STOCK - Continued

In 2006 the Company issued 400,000 shares of common stock for cash of $44,000 and issued 316,670 shares of common stock in connection with the exercise of options for cash of $24,250. The Company also issued 981,800 shares of common stock for services totaling $133,634.

In 2006 Warrants were issued to financial advisors that included registration right obligations that the Company has determined are not within its control. The warrants were fair valued on the date of grant and secured as a liability. The change in fair value at each reporting date is recorded as an expense in the accompanying statement of operations. The derivative liability at December 31, 2007 is included in accrued expenses in the accompanying balance sheet.

In 2007, the Company redeemed 431,612 shares of the Company’s issued and outstanding common stock in cancellation of  an aggregate of $298,904 in stock subscription notes receivable.

In 2007,  20 million shares of the Company’s authorized but unissued common stock were delivered by the Company to an escrow agent to hold as security for certain short term note obligations of the Company. The 20 million shares are not be treated as outstanding and will only be considered as being issued and outstanding if and when the shares are released by the escrow agent and delivered to the lender as a result of a default under the promissory notes and related security agreement.

NOTE H- STOCK OPTION AND WARRANT ACTIVITY

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
10,200,000

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE H- STOCK OPTION AND WARRANT ACTIVITY (Continued)

Activity with respect to the stock-based compensation plans is summarized as follows:

	Shares	Range of Exercise Prices	Weighted-average Option price per share
Outstanding at December 31, 2005	6,971,834		$0.85
Options granted	1,300,000	$0.15-0.26	$0.23
Options exercised	(50,000)	$0.09	$0.09
Options canceled/expired	(1,221,834)	$0.00	$1.39
Outstanding at December 31, 2006	7,000,000		0.65
Options Granted	800,000	0.04	0.04
Options canceled/expired	1,960,000	0.26-3.85	0.26
Outstanding at December 31, 2007	5,840,000		0.11
Options exercisable at December 31, 2007	5,640,000		0.11

Aggregate intrinsic value of options outstanding at December 31, 2007 is $0.00 as market value was less than option price.

The total intrinsic value of options exercised during 2006 and 2007 was $765 and $0.00, respectively.

Activity with respect to warrants for common stock is as follows:

	Shares	Range of Exercise Prices	Weighted-average Option price per share
Outstanding at December 31, 2005	6,102,712		$0.74
Warrants granted	2,150,000	$0.010-0.70	$0.42
Warrants exercised	(266,670)	$0.08	$0.08
Warrants canceled/expired	(450,000)	$1.00-$4.50	$1.61
Outstanding at December 31, 2006	7,536,042		0.62
Warrants canceled/expired	(386,875)	0.10-5.50	0.68
Outstanding at December 31, 2007	7,149,167		0.62
Warrants exercisable	7,149,167		0.62

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE H- STOCK OPTION AND WARRANT ACTIVITY (Continued)

The fair value of the options granted in 2007 and 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the above years:

	2006	2007
Dividend yield	0.0%	0.00%
Expected volatility	209%-228%	161%-228%
Risk free interest rates	2.00%	4.04%-5.03%
Expected lives	3 years	3 - 10 years

The weighted-average grant date fair value for options granted during 2006 and 2007 was approximately $0.12 and $0.04, respectively.

As of December 31, 2007, there was unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans.

NOTE I - COMMITMENT

Operating Leases

For the previous two years, the Company has occupied space in a building in Sarasota, Florida under a lease with a five year term expiring December, 2009 and annual lease payments of approximately $50,000. In the second quarter of 2007, the Company has assigned this lease to a new tenant and moved to space with less square footage (1,500 square feet) and occupancy costs in the same business center which is occupied on a month to month basis.  Rent expense for the years ended December 31, 2006 and 2005 was $52,625 and $33,294, respectively.

NOTE J - DUE TO STOCKHOLDERS AND OFFICERS

Due to stockholders and officers consists of the following at December 31, 2007:

M.A.G. Capital, LLC and Affiliates[1]	$128,337
Friday Harbour, LLC[2]	39,091
Stephen A. Michael[3]	157,000
John E. Scates[4]	10,000
Gregory J. Newell[4]	10,000
Edmund C. King[5]	20,123
Total	$364,551

(1)
During 2006 the stockholders advanced $128,337 to the Company.  It was due May 15, 2008 and bears 10% interest which totals $15,717 and is included in Accrued expense in the accompanying balance sheet.  Interest expense related to this advance was $2,884 and $12,883 in 2006 and 2007, respectively.

(2)
During 2005, 2006 and 2007 a stockholder advanced $110,900 (under an agreement whereby up to $150,000 could be advanced) to the Company.  The advance can be converted into shares of common stock at a conversion price of $0.075.  During 2007 $71,810 was forgiven by the stockholder and has been recorded as a capital contribution.  The note is currently due and bears 10% interest which totals $19,164 and is included in Accrued expense in the accompanying balance sheet.  Interest expense related to this advance was $8,758 and $10,406 in 2006 and 2007, respectively.

(3)	Relates to accrued compensation from 2004. The Company has agreed to pay certain tax liabilities, if any, which may be incurred in connection with this transaction.
(4)	Unpaid director fees.
(5)	Advances made to the Company and currently due.

During 2007 a stockholder forgave $150,000 related to compensation from 2004 that had previously been accrued.  This transaction has been recorded as a capital contribution.

NOTE K - LINES OF CREDIT

The Company has three lines of credit with a private investor.  The credit facilities allow for advances up to $250,000, bear interest at 10% and have a first security interest in all of the Company’s assets.  Additionally the credit facilities are secured by a security interest in 26,666,666 shares of the Company’s common stock which are held in escrow.  Because the credit facilities are not in default the shares are not treated as issued and outstanding.  At December 31, 2007, $231,300 is outstanding and due May 15, 2008.

NOTE L - INCOME TAXES

Deferred taxes are recorded for all the tax effects of existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the years ended December 31, 2006 or 2007.

Reconciliation of the federal statutory income tax rate of 34.0% to the effective income tax rate is as follows at December 31:
	2006	2007
Federal statutory income tax rate	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	(3.5)%	(3.5)%
Deferred tax asset valuation allowance	37.5%	37.5%
	-0-%	-0-%

Deferred tax asset and liability components were as follows:
	2006		2007
Deferred tax assets:
Compensation payable		$16,527		$46,939
Net operating loss		6,186,778		6,445,630
Patent		----		569,595
Other		253,749		305,074
		6,457,054		7,367,238
Patent		1,056,054		----
Basis difference in assets		2,287		1,204
Net deferred tax assets		5,398,713		7,366,034
Less valuation allowance		(5,398,713)		(7,366,034)

Net deferred tax asset	$	-----	$	----

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

Invisa, Inc.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE L - INCOME TAXES- CONTINUED

The Company has a federal net operating loss carryforward of approximately $16.9 million as of December 31, 2007. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the net operating loss and other deductions which are available to the Company. The Company has not determined the impact of these limitations at this time.

NOTE M - SUBSEQUENT EVENTS

Subsequent to December 31, 2007, the Company entered into a promissory note permitting the Company to borrow up to an additional $150,000 at an interest rate of 10% per annum and maturing on May 31, 2008. The promissory note is secured by all of the Company’s assets plus a security interest in 20 million shares of new common stock of the Company which the Company is required to deposit into an escrow arrangement. The shares delivered to the escrow agent as security for the promissory note are not being treated as outstanding and will only be considered as being issued and outstanding if and when the shares are released by the escrow agent and delivered to the lender as a result of a default under the promissory note. In March 2008, Mr. Michael exchanged amounts due him (see Note J) for 1,308,333 shares of Invisa common stock.

EXHIBIT 31.1
CERTIFICATIONS

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

4.      The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)  Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(d)  Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent quarter (the small business issuer’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting.

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

Dated: April 14, 2008	/s/Edmund C. King
Acting President and Acting Chief Operating Officer

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

4.      The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)  Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(d)  Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent quarter (the small business issuer’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting.

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

Dated: April 14, 2008	/s/ Edmund C. King
Edmund C. King, Chief Financial Officer

EXHIBIT 32.1

INVISA, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Invisa, Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edmund C. King, Acting President and Acting Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Edmund C. King
________________________________
Edmund C. King
Acting President and Acting Chief Operating Officer
April 14, 2008

EXHIBIT 32.2

INVISA, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Invisa, Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edmund C. King, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Edmund C. King
__________________________________
Edmund C. King
Chief Financial Officer
April 14, 2008