Form 10QSB
period 2008-03-31
INVISA INC
filed 2008-05-15
CIK 1172706

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934:

For the quarterly period ended March 31, 2008.

☐	Transition report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934:

For the transition period from: _____________________________ to _____________________________.

Commission File Number 000-50081

Invisa, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

65-1005398
(I.R.S. employer identification number)

290 Cocoanut Avenue
Suite 1A
Sarasota, Florida 34243
(Address of principal executive offices)

(941) 870-3950
(Issuer’s telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Invisa was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒      No     ☐

The Issuer had 34,500,610 shares of Common Stock issued and outstanding as of March 31, 2008.

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

			Page
Part I.	Financial Information

	Item 1.	Condensed Financial Statements	F-1

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Plan of Operations	10

	Item 3.	Controls and Procedures	12

Part II.	Other Information

	Item 1.	Legal Proceedings	12

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

	Item 3.	Defaults Upon Senior Securities	12

	Item 4.	Submission of Matters to a Vote of Security Holders	12

	Item 5.	Other Information	12

	Item 6.	Exhibits and Reports on Form 8-K	12

	Signatures

Invisa, Inc.
(A Development Stage Enterprise)
 CONDENSED BALANCE SHEETS

	December 31, 2007	March 31, 2008
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,281	$10,410
Accounts receivable, net of allowances of $7,000 and $0, respectively	19,324	12,625
Inventories	20,678	27,668
Prepaids and other current assets	4,298	18,187
Total current assets	46,581	68,890

Furniture, fixtures and equipment, net of accumulated depreciation of $105,594 and $71,661, respectively	3,212	3,109
Total assets	$49,793	$71,999

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, trade	$291,085	$228,735
Accrued expenses	205,926	74,495
Due to stockholders and officers	364,551	148,461
Notes Payable	231,300	280,300
Preferred dividends payable	198,750	221,250
Total current liabilities	1,291,612	953,241

Stockholders’ Deficit:
Convertible Preferred Stock, 5 million shares authorized ($0.001 par value):
Series A, 14,500 shares issued and outstanding	1,277,000	1,277,000
Series B, 10,000 shares issued and outstanding	1,000,000	1,000,000
Common Stock, 95 million shares authorized, $.001 par value, 25,066,125 and 34,500,610, shares issued and outstanding, respectively	25,066	34,500
Additional paid-in capital	31,797,807	31,884,217
Deficit accumulated during the development stage	(35,341,692)	(35,076,959)
Total stockholders’ deficit	(1,241,819)	(881,242)
Total liabilities and stockholders’ deficit	$49,793	$71,999

See notes to condensed financial statements.

Invisa, Inc.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		February 12, 1997 (Date of Inception) Through March 31,
	2008	2007	2008

Net sales	$29,106	$30,193	$1,488,423
Other operating revenues	----	----	300,000
Costs and expenses:
Cost of goods sold (exclusive of patent amortization shown separately below)	12,011	20,830	1,034,327
Research and development costs	----	----	3,471,292
Selling, general and administrative expenses	63,025	244,808	15,848,376
Patent amortization	----	197,059	4,646,599
Impairment of patent	----	----	9,064,867

Loss from operations	(45,930)	(432,504)	(32,277,038)

Other income (expense):
Interest (expense) and other, net	(1,281)	(24,770)	(976,355)
Debt extinguishment gain	334,444	----	694,444
Income (Loss) before income tax	287,233	(457,274)	(281,911)
Income tax	----	----	----

Net Income (Loss)	287,233	(457,274)	(32,558,949)

Non-cash constructive dividend related to Convertible Preferred Stock accretions	----	----	(2,296,640)
Preferred stock dividends	(22,500)	(22,500)	(221,250)

Net Income (Loss) applicable to Common Stockholders	$264,733	$(479,774)	$(30,041,059)

Net Income (Loss) per share applicable to Common Stockholders:
Basic and diluted	$0.01	$(0.02)

Weighted average Common Stock shares outstanding:
Basic and diluted	25,066,126	25,497,738

See notes to condensed financial statements

Invisa, Inc.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three-months ended March 31, 2008
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at December 31, 2007	24,500	$2,277,000	25,066,126	$25,066	$31,797,807	$(35,341,692)	$(1,241,819)
Employee share-based compensation	----	----	2,642,361	2,642	23,781	----	26,423
Shares issued in settlement of debt	----	----	6,792,123	6,792	61,129	----	67,921
Liquidation of derivative liability	----	----	----	----	1,500	----	1,500
Preferred Stock Series B dividend	----	----	----	----	----	(22,500)	(22,500)
Net Income	----	----	----	----	----	287,233	287,233
BALANCE AT MARCH 31, 2008	24,500	$2,277,000	34,500,610	$34,500	$31,884,217	$(35,076,959)	$(881,242)

See notes to condensed financial statements.

 Invisa, Inc.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,		February 12, 1997 (Date of Inception) Through March 31,
	2008	2007	2008

Cash flows from operating activities:
Net Income (loss)	$287,233	$(457,274)	$(32,558,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Patent impairment	----	----	9,064,867
Depreciation and amortization	103	197,944	5,203,545
Modification of warrant	----	----	60,000
Common Stock and options issued for services	----	----	3,028,164
Share-based compensation	26,423	56,000	389,922
Abandonment loss on furniture equipment and leaseholds	----	25,462	23,817
Debt extinguishment gain	(334,444)	----	(694,444)
Changes in operating assets and liabilites:
Accounts and notes receivable	6,699	4,847	(159,339)
Inventories	(6,990)	16,903	(27,668)
Prepaid and other assets	(13,889)	1,129	(18,188)
Accounts payable, trade	(16,368)	44,361	274,717
Accrued expenses	10,362	(682)	166,280
Deferred revenue	----	----	----
Net cash used in operating activities	(40,871)	(111,310)	(15,247,276)

Cash flows from investing activities:
Patent acquisition	----	----	(550,000)
Transaction costs in connection with RMI business combinations	----	----	(121,475)
Purchases of furniture, fixtures and equipment	----	----	(238,846)
Net cash used in investing activities	----	----	(910,321)

Cash flows from financing activities:
Proceeds from notes payable and redeemable Common Stock	49,000	83,824	1,366,637
Payment of notes payable	----	----	(520,800)
Collection of stock subscriptions	----	----	36,500
Due to shareholders and officers	----	34,848	1,585,007
Proceeds from the sale of convertible Preferred Stock, net	----	----	2,815,000
Proceeds from the sale of Common Stock	----	----	10,631,413
Proceeds from the exercise of stock options	----	----	24,250
Cash received with combination transaction	----	----	230,000
Net cash provided by financing activities	49,000	118,672	16,168,007

Net increase in cash	8,129	7,362	10,410
Cash at beginning of period	2,281	2,900	----
Cash at end of period	$10,410	$10,262	$10,410

(Continued)

See notes to condensed financial statements

Invisa, Inc.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited)

	Three Months Ended March 31,				February 12, 1997 (Date of Inception) Through
	2008		2007		March 31, 2008

Supplemental disclosure of cash flows information:

Cash paid during the period for interest	$	----	$	----	$229,162

Notes payable canceled in connection with merger transaction	$	----	$	----	$1,300,000

Common Stock issued representing Common Stock offering costs (200,000 shares)	$	----	$	----	$337,489

Common Stock issued in connection with merger transaction (3,685,000 shares)	$	----	$	----	$11,272,500

Due to employees assumed in connection with merger transaction	$	----	$	----	$175,000

Accrued expenses assumed in connection with merger transaction	$	----	$	----	$50,000

Issuance of Common Stock for liabilities		$67,921	$	----	$924,978

Preferred dividends accrued as liabilities		$22,500		$22,500	$221,250

Non-cash preferred stock accretions	$	----	$	----	$2,296,640

See notes to condensed financial statements.

Invisa, Inc.
(A Development Stage Enterprise)
Notes to condensed Financial Statements
(Unaudited)

NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America  ("GAAP") for interim financial information and with the instructions to Form 10-QSB. The December 31, 2007 balance sheet data was derived from audited financial statements, but does not include all of the information and notes required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-KSB of Invisa, Inc. for the year ended December 31, 2007.  When used in these notes, the terms “Company”, “we,” “us” or “our” mean Invisa, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

    Invisa, Inc., is a development stage enterprise that incorporates safety system technology and products into automated closure devices, such as parking gates, sliding gates, overhead garage doors and commercial overhead doors. Invisa has also demonstrated production-ready prototypes of security products for the museum and other markets. The Company has not fully implemented its sales and marketing plan and has, therefore, not emerged from the development stage. The Company, however, is manufacturing and sells powered closure safety devices for certain gates. The Company acquired a license to use the core technology used in the powered closure safety devices in 1992.

NOTE B - OPERATING MATTERS AND LIQUIDITY

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the quarter ended March 31, 2008 and since the date of inception, the Company has had losses from operations of $45,930 and $32.3 million, respectively. As of March 31, 2008, the Company has not emerged from the development stage and has negative working capital of $884,351. Since inception, the Company has financed its operations principally from the sale of equity securities, as the Company has not generated significant revenues from the sales of its products. Continuation of the Company as a going concern is dependent upon additional external funding and, ultimately, a substantial increase in sales volume and achievement of profitable operations. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. While management believes that such financing and licensing sources will be available to the Company, there can be no assurance in that regard. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s auditors issued a “going-concern” uncertainty opinion on the financial statements for the year ended December 31, 2007, citing significant losses at that date, which raised substantial doubt about the Company’s ability to continue as a going-concern. Continuation of the company as a going concern is dependent upon additional external funding and, ultimately, a substantial increase in sales volume and achievement of profitable operations.

To finance planned operations through at least the next 12 months the Company will continue to depend upon its existing current assets, which are limited, together with any net proceeds from private placements of debt or equity, potential license fees and product sales which we may obtain in the future.  Management is uncertain as to the level of cash that may be required for product development and operations, especially for the marketing, production and sale of its products in the future.  Management's plan is to access all additional cash required from a variety of potential  sources, including:  private equity financing, licenses, joint ventures, partnerships or other business relationships, debt and the potential sale of Company's technology or interest therein.  In the event the Company is unable to access sufficient funding to carryout the aforementioned plan or adopt an alternative plan, the Company may enter into a corporate merger or other form of business combination or sale transaction.  Accordingly, the Company is currently considering changes which may involve reducing or disposing of its current business as necessary to access additional capital or manage operations to a level permitted by available capital.  There can be no assurances that these plans will be successful.  Failure to secure additional financing in a timely manner and on favorable terms when needed will have a material adverse effect on the Company's ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Invisa, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements
(Unaudited)

NOTE C - NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 161.  "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB statement No. 133," which requires enhanced disclosures about an entity's derivative and hedging activities and therby improves the transparency of financial reporting.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of SFAS 161 will not have a material impact on the Company's financiall statements.

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued.  This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  FASP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  Adoption of this standard is not expected to have any impact on the financial statements.

NOTE D - EQUITY

Activity with respect to the stock options is summarized as follows for the three months ended March 31, 2008:

	Shares	Range of Exercise Prices		Weighted-average Option price per share
Outstanding at December 31, 2007	5,840,000				$0.11
Options granted	----	$	----	$	----
Options exercised	----	$	----	$	----
Options canceled/expired	(5,830,000)		$0.04-0.16		$0.10
Outstanding at March 31, 2008	10,000		$4.34		$4.34
Options exercisable at March 31, 2008	10,000		$4.34		$4.34

	Options outstanding	Options exercisable
Total options	10,000	10,000
Weighted average exercise price	$4.34	$4.34
Weighted average remaining contracted term in years	0.25	0.25
Intrinsic value	$0.00	$0.00

Activity with respect to warrants for common stock is as follows for the three months ended March 31, 2008:

	Shares	Range of Exercise Prices		Weighted-average Option price per share
Outstanding at December 31, 2007	7,149,167				$0.62
Warrants granted	----	$	----	$	---
Warrants exercised	----	$	----	$	----
Warrants canceled/expired	(7,074,167)		$0.04-7.25		$0.59
Outstanding at March 31, 2008	75,000		$2.76		2.76
Warrants exercisable	75,000		2.76		2.76

NOTE E – NOTE PAYABLE

     In March 2008, the Company obtained additional financing from its senior lender by executing an additional note to borrow up to an additional $150,000.  At March 31, 2008 the Company had borrowed $30,300 under this note and has $119,700 available for additional borrowing.   The Company had previously borrowed an agrregate of $250,000 from the same lender under a series of notes.  Each of these notes bear interest at 10% per annum and matures May 31, 2008 and is secured by all of the assets of the Company.  Additionally, the Company has pledged an aggregate of 53,333,333 shares of its common stock which were issued for the sole purpose of being deposited into an escrow account.  These shares, held as collateral, will be delivered to the lender only in the event of a default under or non payment of the notes.   Upon full repayment of the notes, said shares will be returned to the Company.  The shares delivered to the escrow agent as security for the notes are not being treated as outstanding and will only be considered as being issued and outstanding if and when the shares are released by the escrow agent and delivered to the lender as a result of a default or non payment under the promissory notes and related security agreement.

NOTE F – EARNINGS PER COMMON SHARE

    Basic and diluted earnings per share are computed based on the weighted average number of common stock outstanding during the period.  Common stock equivalents are not considered in the calculation of diluted earnings per share for the periods presented because their effect would not be material.  At March 31, 2008 the preferred stock was convertible into 266,666 share of common stock.

NOTE G – SETTLEMENT OF LIABILITIES

Effective March 31, 2008 the Company:
  Issued 6,792,123 shares of its Common Stock in settlement of $337,221 trade accounts payable and certain other obligations, resulting in a debt extinguishment gain aggregating $267,721.
  Settled certain other obligations for cash totaling $45,665, resulting in a debt extinguishment gain aggregating $66,723.
  Issued 2,642,361 shares of its common stock in exchange for previously issued options and warrants to aquire 11,936,667 shares of its common stock resulting in a share-based payment expense aggregating $26,423.

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

BACKGROUND OF OUR COMPANY

We are a development-stage company, and we expect to continue the commercialization of our InvisaShield technology. For the three months ended March 31, 2008, we had revenue from product sales of $29,106 principally representing sales of our product for powered parking gates. In addition to limited revenue, these sales have been a vehicle for receiving customer feedback on the reliability, ease of installation, and determining the market’s acceptance of our safety product.

Financing for our operations in 2008 were derived from limited sales and short-term debt financing. We are working to increase our sales of product, further reduce operating costs and obtain financing including through business combinations and licensing relationships and transactions. In the future based on available financing, we may develop additional safety and security products and bring them to market.

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

QUARTER ENDED MARCH 31, 2007 COMPARED TO THE QUARTER ENDED MARCH 31, 2008

Net Sales and cost of sales- During the quarter ended March 31, 2007 and 2008, product sales totaled $30,193 and $29,106, respectively. The Company's sales to date have been limited and constrained by lack of capital.  While the sales remain relatively flat, the cost of goods sold (before patent amortization) as a percent of sales declined from 69% to 41%, respectively.  This decline was attributable principally due to a combination of cost reduction and increased sales price.

Research and Development Expenses - The Company has suspended ongoing research and development activities due to cash constraints.   In the fourth Quarter of 2006, employment of our in-house engineer and his assistant was terminated. These former employees are currently considered outside consulting resources on an as requested/as available basis. To date, we have not requested significant access to this consulting resource and accordingly have experienced a reduction in research and development expenses.

Selling, General and Administrative Expenses - During the first quarter of 2007 and 2008 selling, general and administrative expenses totaled $244,808 and $63,025,  respectively. The decrease of $181,783 in 2008 principally resulted from a reduction in staffing, compensation and related payroll. Marketing activities have been severely limited due to cash constraints.

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

The Company subsequently determined that the licensing business model was no longer suitable and the Company adopted a product sales model with potential customers including end-users, dealers, distributors and manufacturers.  While product sales have remained low and operating losses have continued, management continues to believe that the potential market for its existing technology is viable.  Management further believes that market viability was to some degree exhibited by the continued sales of our safety product for parking gates in 2007 notwithstanding the lack of formal sales effort, adequate financial resources or appropriate staffing.  In the recent nation-wide cash liquidity environment, our access to funding to finance a formal sales and marketing effort, finalize development of the contemplated additional products and launch their commercialization which we consider to be critical to our ability to recover the patent costs in the foreseeable future is very uncertain.  This uncertainty  caused us to continue to review the likelihood of the recoverability of our deferred patent cost.  Because of our limited financing resources, our inability to obtain long-term financing, our belief that the capital markets may be further deteriorating for companies in positions similar to ours, and our continued uncertainty regarding access to additional long-term funding, coupled with our continuing low level of product sales, continuing operating losses, current reduced level of staffing and technical capability which cannot be increased without funding, we have concluded that recovery of the deferred patent cost over the foreseeable future is unlikely.  Additionally, the pledge of  our patents as security for certain of our short-term notes creates additional uncertainty as we believe that such pledge might interfere with future efforts to sell a license, sell the patents or otherwise use the patents as a basis  to obtain required financing.  As a result of our review, we wrote off the remaining patent cost as of December 31, 2007 in the amount of $3,547,059.   As such, there is no further patent amortization during the three months ended March 31, 2008.

Interest Income (expense) and other, Net - During first quarter of 2007 and 2008 interest income (expense) and other totaled ($24,770) and ($1,281), respectively. The expense during 2008 relates primarily to financing costs and interest due to certain stockholders under lines of credit to the Company.  In March 2008, the Company settled certain debts for cash and stock resulting in the extinguishment gain of $334,444.

Net Income (Loss) - Net Income (Loss) increased from a net loss of $457,274 in 2007 to net income of $287,233 in 2008.  This increase resulted from the favorable debt settlement aggregating $334,444 in March 2008 and the other matters discussed above.

PLAN OF DEVELOPMENT AND OPERATIONS

 We obtained funding of $231,300, in the form of short-term debt financing in 2007, and an additional $49,000 in the first quarter 2008, which together with our limited cash from sales supported our operations at a low level.   Due to the limited amount of financing available to us in 2007, we reduced our staff to one part-time person who is supported by consultants, hired on an as needed basis. During 2007 we relocated our offices and reduced our leased space to approximately 1,500 feet. Unless we obtain additional financing, we plan to continue to operate at this reduced level.  Additional financing or increased cash from sales will be necessary to continue our operations at their current level . We do not plan to engage in additional technology or product development until we are able to secure sufficient financing to conduct our operations and fund such research and development.

    Recommencing the Company's plan of development and operations will require additional funding.  Accordingly, the Company is pursuing additional funding which may include debt or equity financing.  Additionally, the Company is considering the potential for establishing business relationships or transactions, such as a business combination or joint venture/strategic  partnerships, which may improve the Company's access to additional capital and/or funding and also potentially support its current and future operations.  In the event the Company is not able to access sufficient funding to support its operations its business operations will be effected adversely.

LIQUIDITY AND CAPITAL RESOURCES

From inception through March 31, 2008 we raised cash of approximately $16.2 million net of issuance costs, principally through private placements of common and preferred stock financings. At March 31, 2008, we had cash and cash equivalents totaling $10,410.

  In March 2008, the Company obtained additional financing from its senior lender by executing an additional note to borrow up to an additional $150,000.  At March 31, 2008 the Company had borrowed $30,300 under this note and has $119,700 available for additional borrowing.   The Company had previously borrowed an agrregate of $250,000 from the same lender under a series of notes.  Each of these notes bear interest at 10% per annum and matures May 31, 2008 and is secured by all of the assets of the Company.  Additionally, the Company has pledged an aggregate of 53,333,333 shares of its common stock which were issued for the sole purpose of being deposited into an escrow account.  These shares, held as collateral, will be delivered to the lender only in the event of a default under or non payment of the notes.   Upon full repayment of the notes, said shares will be returned to the Company.  The shares delivered to the escrow agent as security for the notes are not being treated as outstanding and will only be considered as being issued and outstanding if and when the shares are released by the escrow agent and delivered to the lender as a result of a default or non payment under the promissory notes and related security agreement.

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

From inception (February 12, 1997) through March 31, 2008 we were largely focused on technology and product development. The estimated dollar amount spent during this period on company-sponsored research and development was $3,471,292. Because of the Company’s net losses (which aggregate $32,558,949 from inception through March 31, 2008) and limited capital, the Company’s consolidated financial statements report that substantial doubt exists regarding the Company’s ability to continue as a going concern.

      The Company had negative working capital at March 31, 2008, totaling $884,351. At March 31, 2008 the Company had $10,410 in cash and cash equivalents to fund its operations. To finance planned operations through at least the next 12 months, we will continue to depend upon our ability to access additional financing. To support operations, in March 2008, we entered into an additional credit facility agreement pursuant to which we may borrow up to $150,000, subject to agreement of the lender, under secured promissory notes.  Through March 31, 2008, we have borrowed $30,300 under that facility and $250,000 under a series of notes from our senior lender.  Our plan is to seek to obtain the funding required to meet ongoing operating expenses through additional private equity and debt financing, license fees, grants, and through potential strategic or business relationships, transactions or business combinations.

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

    Our management, including our President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008 and concluded that our disclosure controls and procedures were effective as of March 31, 2008.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

    During the quarter ended March 31, 2008, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

    In March 2008, the Company settled certain debt and eliminated certain stock options by issuance of an aggregate of 9,434,434 shares of its common stock and cash.  The shares were issued to an aggregate of 31 individuals and entities pursuant to an exemption under Regulation D promulgated under the Securities Act of 1933.

Item 3. Defaults by the Company on its Senior Securities

    The Series B Preferred Stock pays a mandatory quarterly dividend due in arrears on the last day of each quarter. On the date of this filing, accumulated dividends for the quarter ended March 31, 2008 totaling $221,250 have not been paid.

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

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Invisa has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVISA, INC.

Date: May 15, 20008	By:	/s/ Edmund C. King
Edmund C. King
Title: Acting President & Acting Chief Operating Officer

INVISA, INC.

Date: May 15, 2008	By:	/s/ Edmund C. King
Edmund C. King
Title: Chief Financial Officer