Form 10QSB
period 2008-07-14
INVISA INC
filed 2008-07-15
CIK 1172706

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934:

For the quarterly period ended June 30, 2008.

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

Yes    ☒      No     ☐

The Issuer had 34,902,170 shares of Common Stock issued and outstanding as of June 30, 2008.

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

Invisa, Inc.
(A Development Stage Enterprise)
 CONDENSED BALANCE SHEETS

	December 31, 2007	June 30, 2008
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,281	$876
Accounts receivable, net of allowances of $2,171 and $24,000, respectively	19,324	23,442
Inventories	20,678	14,795
Prepaids and other current assets	4,298	17,991
Total current assets	46,581	57,104

Furniture, fixtures and equipment, net of accumulated depreciation of $105,594 and $39,512, respectively	3,212	3,007
Total assets	$49,793	$60,111

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, trade	$291,085	$99,381
Accrued expenses	205,926	80,326
Due to stockholders and officers	364,551	148,461
Notes Payable	231,300	428,175
Preferred dividends payable	198,750	243,750
Total current liabilities	1,291,612	1,000,093

Stockholders’ Deficit:
Convertible Preferred Stock, 5 million shares authorized ($0.001 par value):
Series A, 14,500 shares issued and outstanding	1,277,000	1,277,000
Series B, 10,000 shares issued and outstanding	1,000,000	1,000,000
Common Stock, 95 million shares authorized, $.001 par value, 25,066,125 and 34,902,170, shares issued and outstanding, respectively	25,066	34,902
Additional paid-in capital	31,797,807	31,886,332
Deficit accumulated during the development stage	(35,341,692)	(35,138,216)
Total stockholders’ deficit	(1,241,819)	(939,982)
Total liabilities and stockholders’ deficit	$49,793	$60,111

See notes to condensed financial statements.

F1

Invisa, Inc.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					February 12,
					1997 (Date of
					Inception)
					Through
	Three Months Ended June 30,		Six Months Ended June 30,		June 30
	2007	2008	2007	2008	2008

Net sales	$35,683	$26,870	$65,876	$55,976	$1,515,298
Other operating revenues	----	----	----	----	300,000
Costs and other expenses:
Cost of goods sold (exclusive of patent amortization shown separately below)	22,177	31,627	43,007	43,638	1,065,954
Research and development costs	----	----	---	----	3,471,292
Selling, general and administrative expenses	135,999	73,934	380,807	136,959	15,922,310
Patent amortization	197,059	----	394,118	----	4,646,599
Impairment of Patent	----	----	----	----	9,064,867

Loss from operations	(319,552)	(78,691)	(752,056)	(124,621)	(32,355,729)
Other income (expense)
Interest (expense) and other, net	(9,366)	(23,959)	(34,136)	(25,240)	(1,000,314)
Debt extinguishment gain	----	63,893	---	398,337	758,337
Income (Loss) before income tax	(328,918)	(38,757)	(786,192)	248,476	(32,597,706)
Income tax	---		----	----	----

Net Income (Loss)	(328,918)	(38,757)	(786,192)	248,476	(32,597,706)

Non-cash constructive dividend related to Convertible Preferred Stock accretions	----	----	----	----	(2,296,640)
Preferred stock dividends	(22,500)	(22,500)	(45,000)	(45,000)	(243,750)
Net (Income) Loss applicable to Common Stockholders	$(351,418)	$(61,257)	$(831,192)	$203,476	$(35,138,096)

Net Income (Loss) per share applicable to Common Stockholders:
Basic and diluted	(0.01)	(0.00)	(0.03)	0.01

Weighted average Common Stock shares outstanding
Basic and diluted	25,497,738	32,234,808	25,497,738	28,650,467

See notes to condensed financial statements
F2

Invisa, Inc.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the six-months ended June 30, 2008
(Unaudited)

	Convertible Preferred Stock		Common Stock			Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Shares		Amount	Capital	Stage	Total

Balance at December 31, 2007	24,500	$2,277,000	25,066,126		$25,066	$31,797,807	$(35,341,692)	$(1,241,819)
Employee share-based compensation	----	----	2,667,361		2,667	23,781	----	26,448
Shares issued in settlement of debt	----	----	7,168,683	,	7,169	63,244	----	70,413
Liquidation of derivative liability	----	----	----		----	1,500	----	1,500
Preferred Stock Series B dividend	----	----	----		----	----	(45,000)	(45,000)
Net Income	----	----	----		----	----	248,476	248,476
BALANCE AT JUNE 30, 2008	24,500	$2,277,000	34,902,170		$34,902	$31,886,332	$(35,138,216)	$(939,982)

See notes to condensed financial statements.

F3

 Invisa, Inc.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,		February 12, 1997 (Date of Inception) Through June 30,
	2008	2007	2008

Cash flows from operating activities:
Net Income (loss)	$248,476	$(786,192)	$(32,597,706)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Patent impairment	----	----	9,064,867
Depreciation and amortization	205	394,506	5,203,647
Modification of warrant	----	----	60,000
Common Stock and options issued for services	----	----	3,028,164
Share-based compensation	26,448	105,500	389,947
Abandonment loss on furniture equipment and leaseholds	----	25,462	23,817
Debt extinguishment gain	(398,337)	----	(758,337)
Changes in operating assets and liabilities:
Accounts receivable	(4,118)	4,499	(170,156)
Inventories	5,883	33,421	(14,795)
Prepaid and other assets	(13,693)	6,252	(17,992)
Accounts payable, trade	(81,829)	(2,881)	209,256
Accrued expenses	18,685	51,811	174,603
Deferred revenue	----	----	----
Net cash used in operating activities	(198,280)	(167,622)	(15,404,685)

Cash flows from investing activities:
Patent acquisition	----	----	(550,000)
Transaction costs in connection with business combinations	----	----	(121,475)
Purchases of furniture, fixtures and equipment	----	----	(238,846)
Net cash used in investing activities	----	----	(910,321)

Cash flows from financing activities:
Proceeds from notes payable	196,875	150,000	1,514,512
Payment of notes payable	----	----	(520,800)
Collection of stock subscriptions	----	----	36,500
Due to shareholders and officers	----	----	1,585,007
Proceeds from the sale of convertible Preferred Stock, net	----	17,900	2,815,000
Proceeds from the sale of Common Stock	----	----	10,631,413
Proceeds from the exercise of stock options	----	----	24,250
Cash received with combination transaction	----	----	230,000
Net cash provided by financing activities	196,875	167,900	16,315,882

Net increase (decrease) in cash	(1,405)	278	876
Cash at beginning of period	2,281	2,900	----
Cash at end of period	$876	$3,178	$876

(Continued)

See notes to condensed financial statements

F4

Invisa, Inc.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited)

	Six Months Ended June 30,				February 12, 1997 (Date of Inception) Through
	2008		2007		June 30, 2008

Supplemental disclosure of cash flows information:

Cash paid during the period for interest	$	----	$	----	$229,162

Notes payable canceled in connection with merger transaction	$	----	$	----	$1,300,000

Common Stock issued representing Common Stock offering costs (200,000 shares)	$	----	$	----	$337,489

Common Stock issued in connection with merger transaction (3,685,000 shares)	$	----	$	----	$11,272,500

Due to employees assumed in connection with merger transaction	$	----	$	----	$175,000

Accrued expenses assumed in connection with merger transaction	$	----	$	----	$50,000

Issuance of Common Stock for liabilities		$70,413	$	----	$927,470

Preferred dividends accrued as liabilities		$45,000		$45,000	$243,750

Non-cash preferred stock accretions	$	----	$	----	$2,296,964

See notes to condensed financial statements.

F5

Invisa, Inc.
(A Development Stage Enterprise)
Notes to condensed Financial Statements
(Unaudited)

NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-QSB. The December 31, 2007 balance sheet data was derived from audited financial statements, but does not include all of the information and notes required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-KSB of Invisa, Inc. for the year ended December 31, 2007.  When used in these notes, the terms “Company”, “we,” “us” or “our” mean Invisa, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

    Invisa, Inc., is a development stage enterprise that incorporates safety system technology and products into automated closure devices, such as parking gates, sliding gates, overhead garage doors and commercial overhead doors. Invisa has also demonstrated production-ready prototypes of security products for the museum and other markets. The Company has not fully implemented its sales and marketing plan and has, therefore, not emerged from the development stage. While most of the Company's operations have been curtailed due to cash flow difficulties the Company continues to sell powered closure safety devices for certain gates.  The Company acquired a license to use the core technology used in the powered closure safety devices in 1992.

NOTE B - OPERATING MATTERS AND LIQUIDITY

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the quarter ended June 30, 2008 and since the date of inception, the Company has had net losses applicable to Common Shareholders of  $61,257 and $35.1 million, respectively. As of June 30, 2008, the Company has not emerged from the development stage and has negative working capital of $942,989. Since inception, the Company has financed its operations principally from the sale of equity securities, as the Company has not generated significant revenues from the sales of its products. Continuation of the Company as a going concern is dependent upon additional external funding and, ultimately, a substantial increase in sales volume and achievement of profitable operations. The Company intends to finance its future development activities and its working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. While management believes that such financing and licensing sources will be available to the Company, there can be no assurance in that regard. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s auditors issued a “going-concern” uncertainty opinion on the financial statements for the year ended December 31, 2007, citing significant losses at that date, which raised substantial doubt about the Company’s ability to continue as a going-concern. Continuation of the company as a going concern is dependent upon additional external funding and, ultimately, a substantial increase in sales volume and achievement of profitable operations.

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

NOTE D - EQUITY

Activity with respect to the stock options is summarized as follows for the six months ended June 30, 2008:

	Shares	Range of Exercise Prices		Weighted-average Option price per share
Outstanding at December 31, 2007	5,840,000		----		----
Options granted	----	$	----	$	----
Options exercised	----	$	----	$	----
Options canceled/expired	(5,840,000)	$	----	$	----
Options exercisable at June 30, 2008	----		----		----

 Activity with respect to warrants for common stock is as follows for the six-months ended June 30, 2008:

	Shares	Range of Exercise Prices		Weighted-average Option price per share
Outstanding at December 31, 2007	7,149,167				$0.62
Warrants granted	----	$	----	$	---
Warrants exercised	----	$	----	$	----
Warrants canceled/expired	(7,149,167)	$	----		$0.62
Outstanding at June 30, 2008	----	$	----		----

NOTE E – NOTE PAYABLE

    In March 2008, the Company obtained additional financing from its senior lender by executing a note to borrow up to an additional $150,000.  At June 30, 2008 the Company had borrowed $30,300 under this note and had $119,700 available for additional borrowing.   During the year June 30, 2008 the Company borrowed $196,875 from its senior lender including $119,700 under the $150,000 note executed in March 2008 and $77,175 under an arrangement in progress with anticipated terms similar to the $150,000 note.  The Company had previously borrowed an aggregate of $250,000 from the same lender under a series of notes.  Each of these notes bear interest at 10% per annum and matures May 31, 2008 and is secured by all of the assets of the Company.  Additionally, the Company has pledged an aggregate of 53,333,333 shares of its common stock which were issued for the sole purpose of being deposited into an escrow account.  These shares, held as collateral, will be delivered to the lender only in the event of a default under or non payment of the notes.   Upon full repayment of the notes, said shares will be returned to the Company.  The shares delivered to the escrow agent as security for the notes are not being treated as outstanding and will only be considered as being issued and outstanding if and when the shares are released by the escrow agent and delivered to the lender as a result of a default or non payment under the promissory notes and related security agreement.

NOTE F – EARNINGS PER COMMON SHARE

    Basic and diluted earnings per share are computed based on the weighted average number of common stock outstanding during the period.  Common stock equivalents are not considered in the calculation of diluted earnings per share for the periods presented because their effect would not be material.  At June 30, 2008 the preferred stock was convertible into 266,666 share of common stock.

NOTE G – SETTLEMENT OF LIABILITIES

During the six months ended June 30, 2008 the Company:
•  Issued 7,168,683 shares of its Common Stock in settlement of $364,229 trade accounts payable and certain other obligations, resulting in a debt extinguishment gain aggregating $292,542.
•  Settled certain other obligations for cash totaling $84,815, resulting in a debt extinguishment gain aggregating $105,795.
•  Issued 2,667,361 shares of its common stock in exchange for previously issued options and resulting in a share-based payment expense aggregating $26,448.

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

BACKGROUND OF OUR COMPANY

We are a development-stage company, and we expect to continue the commercialization of our InvisaShield technology. For the three months ended June 30, 2008, we had revenue from product sales of $26,870 principally representing sales of our product for powered parking gates. In addition to limited revenue, these sales have been a vehicle for receiving customer feedback on the reliability, ease of installation, and determining the market’s acceptance of our safety product.

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

QUARTER ENDED JUNE 30, 2007 COMPARED TO THE QUARTER ENDED JUNE 30, 2008

Net Sales and cost of sales- During the quarter ended June 30, 2007 and 2008, product sales totaled $35,683 and 26,870, respectively. The Company's sales to date have been limited and constrained by lack of capital.  While the sales remain relatively flat, the cost of goods sold (before patent amortization) as a percent of sales declined from 62% to a (117%) as a result of the write off of obsolete inventory and higher product cost, respectively.

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

Selling, General and Administrative Expenses - During the second quarter of 2007 and 2008 selling, general and administrative expenses totaled $135,999 and $73,934, respectively. The decrease of $62,065 in 2008 principally resulted from a reduction in staffing, compensation and related payroll. Marketing activities have been severely limited due to cash constraints.

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

The Company subsequently determined that the licensing business model was no longer suitable and the Company adopted a product sales model with potential customers including end-users, dealers, distributors and manufacturers.  While product sales have remained low and operating losses have continued, management continues to believe that the potential market for its existing technology is viable.  Management further believes that market viability was to some degree exhibited by the continued sales of our safety product for parking gates in 2007 notwithstanding the lack of formal sales effort, adequate financial resources or appropriate staffing.  In the recent nation-wide cash liquidity environment, our access to funding to finance a formal sales and marketing effort, finalize development of the contemplated additional products and launch their commercialization which we consider to be critical to our ability to recover the patent costs in the foreseeable future is very uncertain.  This uncertainty  caused us to continue to review the likelihood of the recoverability of our deferred patent cost.  Because of our limited financing resources, our inability to obtain long-term financing, our belief that the capital markets may be further deteriorating for companies in positions similar to ours, and our continued uncertainty regarding access to additional long-term funding, coupled with our continuing low level of product sales, continuing operating losses, current reduced level of staffing and technical capability which cannot be increased without funding, we concluded that recovery of the deferred patent cost over the foreseeable future was unlikely.  Additionally, the pledge of  our patents as security for certain of our short-term notes creates additional uncertainty as we believe that such pledge might interfere with future efforts to sell a license, sell the patents or otherwise use the patents as a basis  to obtain required financing.  As a result of our review, we wrote off the remaining patent cost as of December 31, 2007 in the amount of $3,547,059.   As such, there is no further patent amortization during the three months and six months ended June 30, 2008.

Interest Income (expense) and other, Net - During second quarter of 2007 and 2008 interest income (expense) and other totaled ($9,366) and $(23,959), respectively.  The interest expense during 2008 relates primarily to financing costs and interest due to certain stockholders under lines of credit to the Company.  During the second quarter of 2008, the Company settled certain debts for cash and stock resulting in the extinguishment gain of $63,893.

Net Income (Loss) - Net Income (Loss) increased from a net loss of $(328,918) in 2007 to net loss of $(38,757) in 2008.  This increase resulted from the favorable debt settlement aggregating $63,893 in the second quarter 2008 and the other matters discussed above.

Six Months Ended June 30, 2007 and 2008

Net Sales and Cost of Sales - During the six months ended June 30, 2007 and 2008, net sales totaled $65,876 and $55,975, respectively. The Company's sales to date have been limited and constrained by lack of capital.  Cost of sales totaled $43,007 and $43,638, respectively, or 65% and 66% of related sales.

Research and Development Expenses - During the six months ended June 30, 2007 and 2008, research and development expenses totaled $0 and $0 respectively.  The Company has suspended ongoing research and development activities due to cash constraints.   In the fourth Quarter of 2006, employment of our in-house engineer and his assistant was terminated. These former employees are currently considered outside consulting resources on an as requested/as available basis. To date, we have not requested significant access to this consulting resource and accordingly have experienced a reduction in research and development expenses.

Selling, General and Administrative Expenses - During the six months ended June 30, 2007 and 2008, selling, general and administrative expenses totaled $380,807 and $136,959. The decrease of $243,848 in 2008 principally resulted from a reduction in staffing, compensation and related payroll. Marketing activities have been severely limited due to cash constraints.

Interest Income (Expense) and other, Net - During the six months ended June 30, 2007 and 2008, net interest (expense) income totaled $(34,136) and $(25,240). The interest expense during 2008 relates primarily to financing costs and interest due to certain stockholders under lines of credit to the Company.  During the second quarter of 2008, the Company settled certain debts for cash and stock resulting in the extinguishment gain of $398,337.

     Net Income (Loss) and Net Income (Loss) Per Common Share - The Company’s net loss and net loss per common share for these periods decreased from $(786,192) and $(0.03) to $248,476 and $0.01 as a result of the matters described above, including the gain on debt extinguishment and disruption of operations.

PLAN OF DEVELOPMENT AND OPERATIONS

 We obtained funding of $231,300, in the form of short-term debt financing in 2007, and an additional $196,875 in the first six months of 2008, which together with our limited cash from sales supported our operations at a low level.   Due to the limited amount of financing available to us in 2007, we reduced our staff to one part-time person who is supported by consultants, hired on an as needed basis.  During 2008 we further reduced our leased space to less than 1,500 square feet of space.  Additional financing or increased cash from sales will be necessary to continue our operations at their current level. We do not plan to engage in additional technology or product development until we are able to secure sufficient financing to conduct our operations and fund such research and development.

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

LIQUIDITY AND CAPITAL RESOURCES

From inception through June 30, 2008 we raised cash of approximately $16.3 million net of issuance costs, principally through private placements of common and preferred stock financings. At June 30, 2008, we had cash and cash equivalents totaling $876.

 In March 2008, the Company obtained additional financing from its senior lender by executing an additional note to borrow up to an additional $150,000.  At March 31, 2008 the Company had borrowed $30,300 under this note and had $119,700 available for additional borrowing.   During quarter ended June 30, 2008 the Company borrowed $196,875 from its senior lender including $119,700 under the $150,000 note executed in March 2008 and $77,175 under an arrangement in progress with anticipated terms similar to the $150,000 note.  The Company had previously borrowed an aggregate of $250,000 from the same lender under a series of notes.  Each of these notes bear interest at 10% per annum and matures May 31, 2008 and is secured by all of the assets of the Company.  Additionally, the Company has pledged an aggregate of 53,333,333 shares of its common stock which were issued for the sole purpose of being deposited into an escrow account.  These shares, held as collateral, will be delivered to the lender only in the event of a default under or non payment of the notes.   Upon full repayment of the notes, said shares will be returned to the Company.  The shares delivered to the escrow agent as security for the notes are not being treated as outstanding and will only be considered as being issued and outstanding if and when the shares are released by the escrow agent and delivered to the lender as a result of a default or non payment under the promissory notes and related security agreement.

From inception (February 12, 1997) through June 30, 2008 we were largely focused on technology and product development. The estimated dollar amount spent during this period on company-sponsored research and development was $3,471,292. Because of the Company’s net losses (which aggregate $32,597,706 from inception through June 30, 2008) and limited capital, the Company’s consolidated financial statements report that substantial doubt exists regarding the Company’s ability to continue as a going concern.

    The Company had negative working capital at June 30, 2008, totaling $942,989.  At June 30, 2008 the Company had $876 in cash and cash equivalents to fund its operations. To finance planned operations through at least the next 12 months, we will continue to depend upon our ability to access additional financing.  To support operations, in March 2008, we entered into an additional credit facility agreement pursuant to which we may borrow up to $150,000, subject to agreement of the lender, under secured promissory notes.  Through June 30, 2008, we have borrowed all of the $150,000 under that facility plus an additional $77,175 under anticipated additional financing arrangements currently in progress.  We have previously borrowed $250,000 from a series of notes from our senior lender.  Our plan is to seek to obtain the funding required to meet ongoing operating expenses through additional private equity and debt financing, license fees, grants, and through potential strategic or business relationships, transactions or business combinations.

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

    Our management, including our President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008 and concluded that our disclosure controls and procedures were effective as of June 30, 2008.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

    During the quarter ended June 30, 2008, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

    During the six months ended June 30, 2008, the Company settled certain debt and eliminated certain stock options by issuance of an aggregate of 9,836,044 shares of its common stock and cash.  The shares were issued to an aggregate of 32 individuals and entities pursuant to an exemption under Regulation D promulgated under the Securities Act of 1933.

Item 3. Defaults by the Company on its Senior Securities

    The Series B Preferred Stock pays a mandatory quarterly dividend due in arrears on the last day of each quarter. On the date of this filing, accumulated dividends for the quarter ended June 30, 2008 totaling $243,750 have not been paid.

Item 4.   Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

    Effective May 1, 2008, Aidman, Piser & Company, P.A. ("Aidman Piser") practice was acquired by Cherry, Bekaert & Holland, L.L.P. (Cherry Bekaert") in a transaction pursuant to which Aidman Piser merged its operations into Cherry Bekaert and certain of the professional staff and shareholders of Aidman Piser joined Cherry Bekaert either as employees or partners of Cherry Bekaert and will continue to practice as members of Cherry Bekaert.  Accordingly, on July 14,2008, Aidman Piser resigned as our independent registered public accounting firm.  The Audit Committee of our Board of Directors is currently evaluating whether to engage Cherry Bekaert as our independent registered public accounting firm for fiscal year ending December 31, 2008, and we expect to make an announcement with regard to this matter in the near future.

    The report of Aidman Piser regarding our financial statements for the past two fiscal years ended December 31, 2007 and 2006 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that substantial doubt was raised as to our ability to continue as a going concertn.  During the two most recent fiscal years and during the period from the end of the most recently completed fiscal year through July 14, 2008, the date of resignation, there were no disagreements with Aidman Piser on pocedures, which disagreements, if not resolved to the satisfaction of Aidman Piser would have caused it to make reference to such disagreements in its reports.

    We provided Aidman Piser with a a copy of this Quarterly Report on Form 10-Q prior to its filing with the Securities and Exchange Commission and requested that Aidman Piser furnish the Company with a letter addressed to the Securities and Exchange Commisssion stating whether it agrees with the statemens set forth avove in this Item 5 and, if it does not agree, the respects in which it does not agree.  A copy of the letter, dated July 14, 2008, is filed as Exhibit 16.1 to this Report.

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

INVISA, INC.

Date: July 14, 20008	By:	/s/ Edmund C. King
Edmund C. King
Title: Acting President & Acting Chief Operating Officer

INVISA, INC.

Date: July 14, 2008	By:	/s/ Edmund C. King
Edmund C. King
Title: Chief Financial Officer