Form 10-Q
period 2008-09-30
INVISA INC
filed 2008-11-19
CIK 1172706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission file numbers 000-50081

INVISA, INC.
(Name of registrant as specified in its charter)

Nevada	65-1005398
(State or Other Jurisdiction of Organization)	(IRS Employer Identification Number)

290 Cocoanut Street Suite 1A, Sarasota, FL 34236
(Address of principal executive offices)

(941) 870-3950
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at September 30, 2008 was 34,902,170.

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

Part I.   Financial Information

Item 1. Financial Statements
Invisa, Inc.
(A Development Stage Enterprise)
Condensed Balance Sheets

	December 31, 2007	September 30, 2008
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,281	$808
Accounts receivable, net of allowance	19,324	29,547
Inventories	20,678	14,054
Prepaids and other assets	4,298	10,308
Total current assets	46,581	54,717

Furniture, fixtures and equipment, net of accumulated depreciation	3,212	2,903
Total assets	$49,793	$57,620

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable, trade	$291,085	$88,194
Accrued expenses	205,926	81,724
Notes Payable – others	231,300	478,375
Due to stockholders and officers	364,551	148,597
Preferred dividends payable	198,750	266,250
Total current liabilities	1,291,612	1,063,140

Stockholders’ Deficit:
Convertible Preferred Stock, 5,000,000 shares authorized ($0.001 par value):
Series A, 14,500 shares issued and outstanding	1,277,000	1,277,000
Series B, 10,000 shares issued and outstanding	1,000,000	1,000,000
Common Stock, 95,000,000 shares authorized, $.001 par value, 25,066,126 and 34,902,170 shares issued and outstanding	25,066	34,902
Additional paid-in capital	31,797,807	31,886,332
Deficit accumulated during the development stage	(35,341,692)	(35,203,754)
Total stockholders’ (deficit)	(1,241,819)	(1,005,520)
Total liabilities and stockholders’ equity (deficit)	$49,793	$57,620

See notes to condensed financial statements.

Invisa, Inc.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					February 12,
					1997 (Date of
					Inception)
					Through
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30
	2007	2008	2007	2008	2008

Net sales	$28,146	22,565	$94,022	$78,541	$1,537,863
Other operating revenues	—	—	—	—	300,000
	28,146	22,565	94,022	78,541	1,837,683
Costs and other expenses:
Cost of goods	24,860	9,793	67,867	53,431	1,075,747
Research and development costs	—	—	—	—	3,471,292
Selling, general and administrative expenses	155,898	65,827	536,705	202,786	15,988,137
Patent amortization	197,058	—	591,176	—	4,646,599
Impairment of Patent	—	—	—	—	9,064,867
	377,816	75,620	1,195,748	256,217	34,246,642

(Loss) from operations	(349,670)	(53,055)	(1,101,726)	(177,676)	(32,408,959)

Other income (expense):
Interest income (expense) and other, net	(106,480)	(14,827)	(140,616)	(40,067)	(1,015,086)
Recovery of damages	—	24,500		24,500	24,500
Debt extinguishment gain	—	344		398,681	758,681

Income (loss) before income tax	(456,150)	(43,038)	(1,242,342)	205,438	(32,640,864)
Income tax	—				—

Net Income (loss)	(456,150)	(43,038)	(1,242,342)	205,438	(32,640,864)

Non-cash constructive dividend related to to Convertible Preferred Stock accretions	—	—	—	—	(2,296,640)
Preferred stock dividends	(22,500)	(22,500)	(67,500)	(67,500)	(266,250)
Net income (loss) applicable to Common Stockholders	$(478,650)	$(65,538)	$(1,309,842)	$137,938	$(35,203,754)

Net income (loss) per share applicable to Common Stockholders:
Basic and diluted	$(0.02)	$(0.00)	$(0.05)	0.01

Weighted average Common Stock shares Outstanding Basic and diluted	25,497,738	34,902,170	25,497,738	32,613,461
See notes to condensed financial statements.

Invisa, Inc.
(A Development Stage Enterprise)
Condensed Statement of Stockholders’ Equity (Deficit)
For the nine-months ended September 30, 2008
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	(Deficit) Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at December 31, 2007	24,500	$2,277,000	25,066,126	$25,066	$31,797,807	$(35,341,692)	$(1,241,819)
Employee share-based compensation	----	----	2,667,361	2,667	23,781	----	26,448
Shares issued in settlement of debt	----	----	7,168,683	7,169	63,244	----	70,413
Liquidation of derivative liability	----	----	----	----	1,500	----	1,500
Preferred Stock Series B dividend	----	----	----	----	----	(67,500)	(67,500)
Net Income	----	----	----	----	----	205,438	205,438
Balance at September 30, 2008	24,500	$2,277,000	34,902,170	$34,902	$31,886,332	$(35,203,754)	$(1,005,520)

See notes to condensed financial statements

Invisa, Inc.
(A Development Stage Enterprise)
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,			February 12, 1997 (Date of Inception) Through September 30,
	2008	2007		2008
Cash flows from operating activities:
Net cash (used in) operating activities	$(248,445)		$(230,450)	$(15,456,569)

Cash flows from investing activities:
Patent acquisition	----		----	(550,000)
Transaction costs in connection with RMI business Combinations	----		----	(121,475)
Purchases of furniture, fixtures and equipment	(103)		----	(238,846)
Net cash (used in) investing activities	(103)		----	(910,321)

Cash flows from financing activities:
Proceeds from notes payable	247,075		200,000	656,712
Proceeds from notes payable and redeemable common stock	----		----	908,000
Payment of notes payable	----		----	(520,800)
Collection of stock subscriptions	----		----	36,500
Stockholder advances	----		27,550	1,585,007
Proceeds from sale of convertible Preferred Stock	----		----	2,815,000
Proceeds from sale of Common Stock	----		----	10,631,413
Proceeds from exercise of Common Stock options	----		----	24,250
Cash received with combination transaction	----		----	230,000
Net cash provided by financing activities	247,075		227,550	16,366,082
Net increase (decrease) in cash	(1,473)		(2,900)	808
Cash at beginning of period	2,281		2,900	----
Cash at end of period	$808	$	----	$808

See notes to condensed financial statements.

 Invisa, Inc.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements
September 30, 2008
(Unaudited)

Note A - Basis of Presentation

 The accompanying unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 8.03 of Regulation SX. The December 31, 2007 balance sheet data was derived from audited financial statements, but does not include all of the information and notes required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-KSB of Invisa, Inc. for the year ended December 31, 2007.  When used in these notes, the terms “Company”, “we,” “us” or “our” mean Invisa, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Note B - Operating Matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.    For the nine months and the quarter ended September 30, 2008 and since the date of inception, the Company has had net income (losses) applicable to Common Shareholders of $137,938, $(65,338) and $(35.2) million, respectively. As of September 30, 2008, the Company has not emerged from the development stage and has negative working capital of $1,008,423. Since inception, the Company has financed its operations principally from the sale of equity securities, as the Company has not generated significant revenues from the sales of its products. Continuation of the Company as a going concern is dependent upon additional external funding and, ultimately, a substantial increase in sales volume and achievement of profitable operations. The Company intends to finance any future development activities and its working capital needs largely from additional borrowing and potential unidentified financing and business development until such time that funds provided by operations are sufficient to fund working capital requirements. While management believes that such borrowing will be available to the Company, there can be no assurance in that regard. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s auditors issued a “going-concern” uncertainty opinion on the financial statements for the year ended December 31, 2007, citing significant losses at that date, which raised substantial doubt about the Company’s ability to continue as a going-concern. Continuation of the company as a going concern is dependent upon additional external funding and, ultimately, a substantial increase in sales volume and achievement of profitable operations.

To finance planned operations through at least the next 12 months the Company will continue to depend upon its existing current assets, which are limited, together with any net proceeds additional borrowing and potential unidentified financing and business development which we may obtain in the future.  Management is uncertain as to the level of cash that may be required for product development and operations, especially for the marketing, production and sale of its products in the future.  Management's plan is to access all additional cash required from additional borrowing or potentially from a variety of potential  sources, including:  private equity financing, licenses, joint ventures, partnerships or other business relationships, debt and the potential sale of Company's technology or interest therein.  In the event the Company is unable to access sufficient funding to carryout the aforementioned plan or adopt an alternative plan, the Company may enter into a corporate merger or other form of business combination or sale transaction.  Accordingly, the Company is currently considering changes which may involve reducing or disposing of its current business as necessary to access additional capital or manage operations to a level permitted by available capital.  There can be no assurances that these plans will be successful.  Failure to secure additional financing in a timely manner and on favorable terms when needed will have a material adverse effect on the Company's ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Note C - New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 161.  "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB statement No. 133," which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of SFAS 161 will not have a material impact on the Company's financial statements.

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

Note D – Equity

During the nine months ended September 30, 2008, the Company issued common shares as follows:

• Issued 7,168,683 shares of its Common Stock in settlement of $364,229 trade accounts payable and certain other obligations, resulting in a debt extinguishment gain aggregating $292,542.
• Issued 2,667,361 shares of its common stock in exchange for previously issued options and resulting in a share-based payment expense aggregating $26,448.

Activity with respect to the stock options is summarized as follows for the nine months ended September 30, 2008:

	Shares	Range of Exercise Prices		Weighted- average Option price per share
Outstanding at December 31, 2007	5,840,000		----		----
Options granted	----	$	----	$	----
Options exercised	----	$	----	$	----
Options canceled/expired	(5,840,000)	$	----	$	----
Options exercisable at September 30, 2008	----		----		----

 Activity with respect to warrants for common stock is as follows for the nine-months ended September 30, 2008:

	Shares	Range of Exercise Prices		Weighted- average Option price per share
Outstanding at December 31, 2007	7,149,167		----		$0.62
Warrants granted	----	$	----	$	---
Warrants exercised	----	$	----	$	----
Warrants canceled/expired	(7,149,167)	$	----		$0.62
Outstanding at September 30, 2008	----	$	----		----

Note E - Notes Payable

The Company has obtained financing arrangements with its senior lender aggregating $500,000 at September 30, 2008 under which it had borrowed accumulated $478,375 at that date.  The financing arrangements comprise Notes entered into (i) July 2008 for $100,000, (ii) March 2008 for $150,000 and (iii) prior to 2008 for $250,000.  Each of these notes bears interest at 10 percent per annum and are secured by all of the assets of the Company.  Additionally, the Company has pledged an aggregate of 53,333,333 shares of its common stock which were issued for the sole purpose of being deposited into an escrow account.  These shares, held as collateral, will be delivered to the lender only in the event of a default under or non payment of the notes.  Upon full repayment of the notes, said shares will be returned to the Company.  The shares delivered to the escrow agent as security for the notes are not being treated as outstanding and will only be considered as being issued and outstanding if and when the shares are released by the escrow agent and delivered to the lender as a result of a default or non payment under the promissory notes and related security agreement.   The Notes were due on September 30, 2008, but under an oral understanding have been held in abeyance while discussions are in progress for anticipated additional financing.

Note F- Earnings per Common Share

Basic and diluted earnings per share are computed based on the weighted average number of common stock outstanding during the period.  Common stock equivalents are not considered in the calculation of diluted earnings per share for the periods presented because their effect would not be material or would be anti-dilutive.

Note G – Settlement of Liabilities

During the nine months ended September 30, 2008 the Company:
• Issued 7,168,683 shares of its Common Stock in settlement of $364,229 trade accounts payable and certain other obligations, resulting in a debt extinguishment gain aggregating $292,542.
• Settled certain other obligations for cash totaling $84,815, resulting in a debt extinguishment gain aggregating $106,139.

Note H - Subsequent Events

In October 2008 the Company agreed to exchange 4,785 shares of its Preferred A and 1,000 shares of its Preferred B stock for 5,785 shares of a new issue Preferred C stock.  Additionally an aggregate of $43,763 promissory notes, $9,302 accrued interest and $31,201 accrued dividends were converted into 843 shares of Series C Preferred stock.  The Preferred C stock does not have dividend or voting rights but does have preferences in the even of liquidation.  The aggregate Preferred C shares are convertible into 5,857,286 shares of Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this filing. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements. The cautionary statements made herein should be read as being applicable to all related forward-looking statements in this Quarterly Report on Form 10-Q.

Background of our Company

We are a development-stage company, and we expect to continue the commercialization of our InvisaShield technology. For the three months ended September 30, 2008, we had revenue from product sales of $22,565 principally representing sales of our product for powered parking gates. In addition to limited revenue, these sales have been a vehicle for receiving customer feedback on the reliability, ease of installation, and determining the market’s acceptance of our safety product.

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

Limited Operating History

                We have had a limited history of operations and anticipate that our quarterly results of operations will fluctuate significantly for the foreseeable future.  We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance.  The information in this Form 10-Q must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies commercializing new and evolving technologies such as InvisaShield.

Quarter Ended September 30, 2007 Compared to the Quarter Ended September 30, 2008

Net Sales and Cost of Sales - During the quarter ended September 30, 2007 and 2008, product sales totaled $28,146 and $22,565 respectively.  The Company's sales to date have been limited and constrained by lack of capital.  While the sales remain relatively flat, the cost of goods sold (before patent amortization) as a percent of sales declined from 88% to 44% as a result of the write off of obsolete inventory and higher product cost in 2007, respectively.

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

Selling, General and Administrative Expenses - During the third quarter of 2007 and 2008 selling, general and administrative expenses totaled $155,898 and $65,827, respectively. The decrease of $90,071 in 2008 principally resulted from a reduction in staffing, compensation and related payroll expense. Marketing activities have been severely limited due to cash constraints.

Interest Income (expense) and other, Net - During third quarter of 2007 and 2008 interest income (expense) and other totaled ($106,480) and ($14,827), respectively.  The interest expense during 2008 relates primarily to financing costs and interest due to certain stockholders under lines of credit to the Company.  During the third quarter of 2008, the Company settled certain debts for cash and stock resulting in the extinguishment gain of $344.

Net (Loss) - Net (Loss) decreased from a net loss of $(456,150) in 2007 to net loss of $(43,038) in 2008.  This decrease resulted from the cost reductions and the other matters discussed above.

Nine Months Ended September 30, 2007 and 2008

Net Sales and Cost of Sales - During the nine months ended September 30, 2007 and 2008, net sales totaled $94,022 and $78,541, respectively. The Company's sales to date have been limited and constrained by lack of capital.  Cost of sales totaled $67,867 and $53,431, respectively, or 72% and 68% of related sales.

Selling, General and Administrative Expenses - During the nine months ended September 30, 2007 and 2008, selling, general and administrative expenses totaled $536,705 and $202,786, respectively. The decrease of $333,919 in 2008 principally resulted from a reduction in staffing, compensation and related payroll expenses. Marketing activities have been severely limited due to cash constraints.

Interest Income (Expense) and other, Net - During the nine months ended September 30, 2007 and 2008, net interest (expense) income totaled $(140,616) and $(40,067). The interest expense during 2008 relates primarily to financing costs and interest due to certain stockholders under lines of credit to the Company.  Through September 30, 2008, the Company settled certain debts for cash and stock resulting in the extinguishment gain of $398,681.

                Net Income (Loss) and Net Income (Loss) Per Common Share - The Company’s net income (loss) and net income (loss) per common share for these periods decreased from $(1,242,342) and $(0.05) to $205,438 and $0.01 as a result of the matters described above, including the gain on debt extinguishment and disruption of operations.

Plan of Development and Operations

    We obtained funding of $231,300, in the form of short-term debt financing in 2007, and an additional $247,075 in the first nine months of 2008, which together with our limited cash from sales supported our operations at a low level.   Due to the limited amount of financing available to us in 2007, we reduced our staff to one part-time person who is supported by consultants, hired on an as needed basis.  During 2008 we further reduced our leased space to less than 1,500 square feet of space.  Additional financing or increased cash from sales will be necessary to continue our operations at their current level. We do not plan to engage in additional technology or product development until we are able to secure sufficient financing to conduct our operations and fund such research and development.

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

Liquidity and Capital Resources

From inception through September 30, 2008 we raised cash of approximately $16.3 million net of issuance costs, principally through private placements of common and preferred stock financings. At September 30, 2008, we had cash and cash equivalents totaling $808.

The Company has obtained financing arrangements with its senior lender aggregating $500,000 at September 30, 2008 under which it had borrowed accumulated $478,375 at that date.  The financing arrangements comprise Notes entered into (i) July 2008 for $100,000, (ii) March 2008 for $150,000 and (iii) prior to 2008 for $250,000.  Each of these notes bears interest at 10 percent per annum and are secured by all of the assets of the Company.  Additionally, the Company has pledged an aggregate of 53,333,333 shares of its common stock which were issued for the sole purpose of being deposited into an escrow account.  These shares, held as collateral, will be delivered to the lender only in the event of a default under or non payment of the notes.  Upon full repayment of the notes, said shares will be returned to the Company.  The shares delivered to the escrow agent as security for the notes are not being treated as outstanding and will only be considered as being issued and outstanding if and when the shares are released by the escrow agent and delivered to the lender as a result of a default or non payment under the promissory notes and related security agreement. The Notes were due on September 30, 2008, but under an oral understanding have been held in abeyance while discussions are in progress for anticipated additional financing.

From inception (February 12, 1997) through September 30, 2008 we were largely focused on technology and product development. The estimated dollar amount spent during this period on company-sponsored research and development was $3,471,292. Because of the Company’s net losses (which aggregate $32.7 million from inception through September 30, 2008) and limited capital, the Company’s consolidated financial statements report that substantial doubt exists regarding the Company’s ability to continue as a going concern.

                The Company had negative working capital at September 30, 2008, totaling $1, 008,,423.  At September 30, 2008 the Company had $808 in cash and cash equivalents to fund its operations. To finance planned operations through at least the next 12 months, we will continue to depend upon our ability to access additional financing.  To support operations, in March 2008 and July 2008, we entered into additional credit facility agreements pursuant to which we could borrow up to $150,000 and $100,000, respectively, subject to agreement of the lender, under secured promissory notes.  Through September 30, 2008, we have borrowed all of the $150,000 under that facility plus an additional $78,375 under the $100,000 facility.  Additional financing arrangements are currently in progress.  We have previously borrowed $250,000 from a series of notes from our senior lender.  Our plan is to seek to obtain the funding required to meet ongoing operating expenses through additional private equity and debt financing, license fees, grants, and through potential strategic or business relationships, transactions or business combinations.

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

Item 3. Controls and Procedures

                The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Acting President, Chief Financial Officer, and Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

                Our management, including our Acting President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008 and concluded that our disclosure controls and procedures were effective as of September 30, 2008.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

                During the quarter ended September  30, 2008, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2008, the Company settled certain debt and eliminated certain stock options by issuance of an aggregate of 9,836,044 shares of its common stock and cash.  The shares were issued to an aggregate of 32 individuals and entities pursuant to an exemption under Regulation D promulgated under the Securities Act of 1933.

Item 3. Defaults by the Company on its Senior Securities

The Series B Preferred Stock pays a mandatory quarterly dividend due in arrears on the last day of each quarter. On the date of this filing, accumulated dividends for the quarter ended September 30, 2008 totaling $266,250 have not been paid.

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

 (b) 8-K Reports:

On July 18, 2008, Registrant reported that the firm of Aidman Piser was acquired by the firm of Cherry, Bekaert and accordingly resigned as our certifying accountant.

On July 30, 2008, Registrant reported entry into a Material Definitive Agreement for Registrant to borrow up to $100,000.

On November 17, 2008 Registrant reported that the firm of Stark, Winter and Schenkein, certified public accountants, was appointed to serve as the Registrants independent auditors.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Invisa has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVISA, INC.

Date: November 19, 2008	By:	/s/ Edmund C. King
Edmund C. King
Title: Acting President and Acting Chief Operating Officer

Date: November 19, 2008	By:	/s/ Edmund C. King
Edmund C. King
Title: Chief Financial Officer