Form 10-K
period 2008-12-31
INVISA INC
filed 2009-04-15
CIK 1172706

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒        Annual Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934:
For the fiscal year ended: December 31, 2008

☐        Transition report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934:
   For the transition period from:
000-50081
(Commission File Number)

Invisa, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

65-1005398
(I.R.S. employer identification number)

1880 Desoto Road, Suite B29
Sarasota, Florida 34234
(Address of principal executive offices)

  (941) 870-3950
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value per share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” I Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

The Issuer’s revenues for its most recent fiscal year were $102,297.

On December 31, 2008, 34,781,081 shares of Invisa Common Stock, $0.001 par value, were outstanding.

TABLE OF CONTENTS

		Page
	Part I

Item 1	Description of Business	3
Item 2	Description of Property	6
Item 3	Legal Proceedings	6
Item 4	Submission of Matters to Vote of Security Holders	6

	Part II

Item 5	Market for Common Equity and Related Stockholder Matters	7
Item 6	Selected Financial Data	7
Item 7	Managements Discussion and Analysis or Plan of Operations	7
Item 8	Financial Statements	12
Item 9	Changes in and Disagreements with Accountants on Accounting	12
Item 9a	Controls and Procedures	13
Item 9b	Other Information	13
	Part III	14

Item 10	Directors and Executive Officers of the Registrant	14
Item 11	Executive Compensation	16
Item 12	Security Ownership of Certain Beneficial Owners and Management	18
Item 13	Certain Relationships and Related Transactions	19
Item 14	Principal Accountant Fees and Services	19
Item 15	Exhibits and Financial Statements Schedule	20

	Financial Statements

	Report of Stark Winter Schenkein & Co., LLP.	F-1
	Balance Sheet at December 31, 2008	F-2
	Statements of Operations for the years ended December 31, 2007 and 2008.	F-3
	Statements of Stockholders’ Equity for the years ended December 31, 2007 and 2008	F-4
	Statements of Cash Flows for the years ended December 31, 2007 and 2008.	F-5
	Notes to Financial Statements.	F-7

	Signature Page	24

	Index to Exhibits	20

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

Our offices are located at 1880 Desoto Road, Suite B29, Sarasota, FL 34234, telephone (941) 870-3950.

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

In the security market, the Company has been testing first generation security sensor units at a major New England museum. These devices created invisible presence-sensing fields around displays and exhibits. The InvisaShield sensors were used to detect any person who tries to enter the monitored zone, thereby preventing vandalism or inadvertent damage. These units have been in operation at the museum since the summer of 2003.  We believe that the security market may offer significant promise and, depending on the availability of financing for such use, we anticipate additional efforts to further develop sensors for museum exhibit/display and other security-related applications.

Applications

Safety Market - Many safety devices and safety functions depend upon presence-sensing technology. While we have historically been developing a range of presence-sensing devices for the safety market under our brand name, SmartGate™, we are currently primarily focused on safety products used in the parking gate market.   We believe that our safety sensors offer potential operational and maintenance benefits for the powered closure industry.  Today, we sell SmartGate safety sensors for use with powered parking gates.

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

In 2007 and 2008, all revenue has been derived from the sale of SmartGate safety sensors used with powered parking barrier gates. These gates are commonly used for traffic control and typically have a power-operated barrier arm made of metal, wood or PVC. This arm moves vertically between an open and a closed position. Our device places an invisible presence-sensing field that proceeds and moves with the potentially dangerous barrier arm to detect people and vehicles in its path. Our device signals the powered gate to trigger a predetermined response, such as stopping and reversing the barrier arm.

Another potential application of InvisaShield technology is with vertical powered doors. These doors are frequently used in manufacturing and industrial environments where air-conditioned, cooler, and freezer areas are separated within warehouses and other buildings. In July 2002, we granted Rytec Corporation a license to use our safety devices as original equipment on high-speed industrial doors in North America. In 2005, the license agreement was converted into a joint development agreement. Due to cash constraints, we are not currently able to conduct any development of this product and no sales of this product were made in 2007 or 2008.  We anticipate that in the future we may explore this or other opportunities in the high-speed industrial door market.

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

We have tested a limited number of security sensors under field evaluation and based on availability of financing we anticipate that we may engage further development for the security market. Due to cash constraints, we are not currently able to conduct any development of this product and no sales of this product were made in 2007 or 2008.

 Marketing

We sell our safety products to manufacturers, distributors, dealers and, in some instances, to selected end-users.  Due to cash constraints, we are currently unable to conduct any significant marketing efforts. Our current sales effort is primarily limited to filling unsolicited orders for our safety product for powered parking gates and in some cases contacting existing customers.

Sales

During 2007 and 2008, Magnetic Automation Corp. was our largest customer, comprising approximately 29% and 21%, respectively, of our product revenues in both years.

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

Warranty

Our safety products are sold with a 90-day (upgradeable to one year) limited warranty. We anticipate that our security products will carry a warranty that is generally in line with industry suppliers’ practice. We have had no significant claims expensed under the warranty in 2007 or 2008.

Employees

We have continued to reduce our staff, and at December 31, 2008 we had no full time employees.  Our CFO, who also serves as our Acting President, serves in such a capacity, on a part-time basis.  We support operations by using consultants as required.

Research and Development

During the years ended December 31, 2007 and 2008, research and development expenses totaled $0.00.  We have temporarily put a hold on ongoing research and development activities.

Item 2 - Description of Property

In the fourth quarter of 2008 we leased approximately 550 square feet of space at 1880 Desoto Road in Sarasota, Florida, on a month-to-month basis.  Monthly rent is approximately $391. We rent the facilities from a non-affiliated party. No zoning or other governmental requirements are needed for the continued use of our facilities.

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

As of December 31, 2008 there were 394 stockholders of record of Invisa Common Stock.

Quarter	High Bid	Low Bid
First Quarter 2007	0.04	0.04
Second Quarter 2007	0.03	0.03
Third Quarter 2007	0.10	0.10
Fourth Quarter 2007	0.02	0.02
First Quarter 2008	0.01	0.01
Second Quarter 2008	0.02	0.01
Third Quarter 2008	0.02	0.01
Fourth Quarter 2008	0.02	0.00

On March 31, 2009, the closing bid and closing ask prices for shares of our Common Stock in the over-the-counter market, as reported by NASD OTC BB was $0.001 per share.

We believe that there are presently approximately 10 market makers for our Common Stock. When stock is traded in the public market, characteristics of depth, liquidity and orderliness of the market may depend upon the existence of market makers as well as the presence of willing buyers and sellers. We do not know if these or other market makers will continue to make a market in our Common Stock. Further, the trading volume in our Common Stock has historically been both sporadic and light.

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

Transfer Agent

The Transfer Agent for the Common Stock of the Company is Continental Stock Transfer and Trust Company 17 Battery Place, New York, NY 10004.

Recent Sales of Unregistered Securities

We issued 20,000,000 shares of our Common Stock in September of 2007 and an additional 33,333,333 in 2008 to collateralize several notes totaling $494,030.00 evidencing loans made to the Company by a third party lender. The shares were deposited in an escrow account and will only be delivered to such lender in the event of a default under or non payment of the notes. Upon full repayment of the notes, said shares will be returned to the Company. The shares delivered to the escrow agent as security for the notes are not being treated as outstanding and will only be considered as being issued and outstanding if and when the shares are released by the escrow agent and delivered to the lender as a result of a default under the promissory notes and related security agreement.  (Additionally, see Note G to the accompanying financial statements.)

Item 6 – Selected Financial Data

Item 7 - Management’s Discussion and Analysis or Plan of Operations

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this filing. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements. The cautionary statements made herein should be read as being applicable to all related forward-looking statements in this Annual Report on Form 10-K.

Background of our Company

We are a development-stage company, and we expect to continue the commercialization of our InvisaShield technology. For the year ended December 31, 2008, we had revenue from product sales of $102,297, principally representing sales of our product for powered parking gates. In addition to limited revenue, these sales have been a vehicle for receiving customer feedback on the reliability, ease of installation, and determining the market’s acceptance of our safety product.

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

Limited Operating History

We have had a limited history of operations and anticipate that our quarterly results of operations will fluctuate significantly for the foreseeable future. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. The information in this Form 10-K must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies commercializing new and evolving technologies such as InvisaShield.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2008

Net Sales - During the years ended December 31, 2007 and 2008, product sales totaled $124,986 and $102,297, respectively. The Company's sales to date have continued to be limited and constrained by lack of capital and have been largely limited to filling orders as the Company lacks any formal sales effort.  We had a gross profit of $50,994 for the year ended December 31, 2007 and gross profit of $41,739 for the year ended December 31, 2008. Gross margin was 41 percent during 2007 and 2008.

Research and Development Expenses - The Company has suspended ongoing research and development activities due to cash constraints.  As a result, during the years ended December 31, 2007 and 2008, there were no expenses allocated to Research and Development.

Selling, General and Administrative Expenses - During the years 2007 and 2008, selling, general and administrative expenses totaled $581,993 and $256,999, respectively.  The decrease principally resulted from a reduction in rent, staffing, compensation and related payroll expenses.   Marketing activities have been severely limited due to cash constraints with ongoing marketing activities largely limited to filling unsolicited orders.

Interest (expense) and other, Net - The expense during 2007 relates primarily to interest of  $45,685 and a charge of $60,000 related to the modification of a warrant and the loss on abandonment of furniture, equipment and leasehold improvements, net of a disposition gain totaling $23,717.  Interest expense of $56,348 during 2008 relates primarily to financing costs and interest due to certain stockholders under lines of credit to the Company.  During 2008, the Company settled certain debts for cash and stock resulting in the extinguishment gain of $377,454.

Net Income (Loss) applicable to Common Stockholders and Net Income (Loss) Per Share applicable to Common Stockholders - The Company’s net income (loss) applicable to Common Stockholders and net income (loss) per share applicable to Common Stockholders for these periods decreased from ($5,085,695) and ($0.20) in 2007 to a net gain of $18,096 and $0.00 in 2008, respectively, as a result of the matters described above.

Plan of Development and Operations

    We obtained funding of $231,300, in the form of short-term debt financing in 2007, and an additional $262,730 in 2008, which together with our limited cash from sales supported our operations at a low level.   Due to the limited amount of financing available to us in 2007, we reduced our staff to one part-time person who is supported by consultants, hired on an as needed basis.  During 2008 we further reduced our leased space to less than 600 square feet of space.  Additional financing or increased cash from sales will be necessary to continue our operations at their current level. We do not plan to engage in additional technology or product development until we are able to secure sufficient financing to conduct our operations and fund such research and development.

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

Liquidity and Capital Resources

From inception through December 31, 2008 we raised cash of approximately $16.3 million net of issuance costs, principally through private placements of common and preferred stock financings. At December 31, 2008, we had a cash and cash equivalents deficit totaling ($191).

The Company has obtained financing arrangements with its senior lender aggregating $500,000 at December 31, 2008 under which it had borrowed an approximate accumulated $500,000 at that date.  The financing arrangements comprise Notes entered into (i) July 2008 for $100,000, (ii) March 2008 for $150,000 and (iii) prior to 2008 for $250,000.  Each of these notes bears interest at 10 percent per annum and are secured by all of the assets of the Company.  Additionally, the Company has pledged an aggregate of 53,333,333 shares of its common stock which were issued for the sole purpose of being deposited into an escrow account.  These shares, held as collateral, will be delivered to the lender only in the event of a default under or non payment of the notes.  Upon full repayment of the notes, said shares will be returned to the Company.  The shares delivered to the escrow agent as security for the notes are not being treated as outstanding and will only be considered as being issued and outstanding if and when the shares are released by the escrow agent and delivered to the lender as a result of a default or non payment under the promissory notes and related security agreement. The Notes were due in 2008, but under an oral understanding have been held in abeyance while discussions are in progress for anticipated additional financing.

From inception (February 12, 1997) through December 31, 2008 we were largely focused on technology and product development. The estimated dollar amount spent during this period on company-sponsored research and development was $3,471,292. Because of the Company’s net losses (which aggregate $35.3 million from inception through December 31, 2008) and limited capital, the Company’s consolidated financial statements report that substantial doubt exists regarding the Company’s ability to continue as a going concern.

                The Company had negative working capital at December 31, 2008, totaling $959,938.  At December 31, 2008 the Company had ($191) in cash and cash equivalent deficit. To finance planned operations through at least the next 12 months, we will continue to depend upon our ability to access additional financing.  To support operations, in March 2008 and July 2008, we entered into additional credit facility agreements pursuant to which we could borrow up to $150,000 and $100,000, respectively, subject to agreement of the lender, under secured promissory notes.  Through December 31, 2008, we have borrowed all of the $150,000 and $100,000 facilities.  Additional financing arrangements are currently in progress.  We have previously borrowed $250,000 from a series of notes from our senior lender.  Our plan is to seek to obtain the funding required to meet ongoing operating expenses through additional private equity and debt financing, license fees, grants, and through potential strategic or business relationships, transactions or business combinations.

                Additional funding may not be available when required or it may not be available on acceptable terms. Without adequate funds, we may need to significantly reduce or refocus our operations or obtain funds through arrangements that may require us to relinquish rights to certain or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations. To the extent that additional funding is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders.

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

We have historically incurred losses.

From inception through December 31, 2008, we have sustained aggregate net losses of $35.3 million. In the twelve months ended December 31, 2008, we sustained net income of $18,096 which consisted of a loss of $215,260 from operations and a gain of $377,454 to reflect the favorable settlement of certain debt.

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

Our operations have relied almost entirely on external financing to fund our operations. In the past, such financing has primarily come from the sale of stock to third parties and to a lesser degree from borrowings and revenue from product sales and license fees.   During 2008 we funded our operations with a funds borrowed under short term notes which, for the most part, were secured with the Company’s assets.  We anticipate, based on our current proposed plans and assumptions relating to our operations, that we will need additional debt or equity funding to continue to operate our business. We may seek to access required capital through potential strategic or business relationships or business combinations which may be dilutive to our current stockholders. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. If additional financing is not available when required or is not available on acceptable terms, we may be unable to support our secured debt, fund our operations and planned growth, develop or enhance our technology, take advantage of business opportunities or respond to competitive market pressures, any of which could raise doubt as to the Company’s ability to continue as a going concern. Any reduction in our operations may result in a lower stock price.

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

We are thinly staffed.

We have no full time employees.  Our CFO, who serves Part time, also serves as Acting President and Acting COO. Unless additional employees are hired, the limited size of our staff restricts the level or nature of our business operations.

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

Item 8 - Financial Statements

The Financial Statements of the Company and the accompanying notes thereto, and the Report of Independent Registered Public Accounting Firm is included as part of this Form 10-K beginning on Page F-1.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

The report of Aidman Piser regarding our financial statements for the past two fiscal years ended December 31, 2007 and 2006 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that substantial doubt was raised as to our ability to continue as a going concern.  During the two most recent fiscal years and during the period from the end of the most recently completed fiscal year through July 14, 2008, the date of resignation, there were no disagreements with Aidman Piser on procedures, which disagreements, if not resolved to the satisfaction of Aidman Piser would have caused it to make reference to such disagreements in its reports.

We provided Aidman Piser with a a copy of this Current form 8-K prior to its filing with the Securities and Exchange Commission and requested that Aidman Piser furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements set forth above in this Item 4.01 and, if it does not agree, the respects in which it does not agree.

Effective November 14, 2008 the Company engaged Stark, Winter Schenkein and Co. LLP, Certified Public Accountants, to serve as its independent auditors.

Item 9a - Controls and Procedures

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

            Our management, including our Acting President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 and concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Our management, including our Acting President and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting and concluded that our controls and procedures were effective as of December 31, 2008.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

                During the quarter ended December 31, 2008, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b - Other Information

None.

PART III

Item 10 - Directors and Executive Officers of the Registrant

The Company’s Directors are elected at the Annual Meeting of Stockholders and hold office until their successors are elected and qualified. The Company’s officers are appointed annually by the Board of Directors and serve at the pleasure of the Board. There are no family relationships between any of the officers, directors or significant employees of the Company.

The directors, executive officers, and significant employees of the Company at December 31, 2008 are as follows:

		Positions and Offices Presently
Name	Age	Held with the Company
Edmund C. King	74	Director, Acting President, COO, Chief Financial Officer, Treasurer
Gregory J. Newell	59	Director
John E. Scates	60	Director

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

Significant Employees

At December 31, 2008 we had no full time employees.  Our CFO, who also serves as our Acting President and COO, is employed on a part-time basis.  We support operations by using consultants as we can afford or as required.

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

The Audit Committee discussed with our independent auditors the overall scope and plans for their audit. The Committee meets with the independent auditors, with and without management present, to discuss the results of their examination, and the overall quality of our financial reporting. The Audit Committee held 4 meetings during 2008.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to our Board of Directors, and the Board approved, that the audited financial statements be included in our Annual Report on Form 10-K for the 2008 fiscal year for filing with the Securities and Exchange Commission. The Audit Committee and the Board of Directors have also recommended the selection of our independent auditors.

THE AUDIT COMMITTEE

Gregory Newell, Chairman
John Scates

Board Meetings and Independence

During the year ended December 31, 2008, the Board of Directors of the Company held 4 telephonic meetings.   Each director attended at least 75% of the aggregate of (1) the total number of meetings of the Board (held during the period for which he has been a director) and (2) the total number of meetings held by all committees of the Board on which he served (during the periods that he served).

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers to send reports of their ownership of the equity securities of the Company and of changes in such ownership to the SEC. SEC regulations also require the Company to identify in this Annual Report on Form 10-K any person subject to this requirement who failed to file any such report on a timely basis.

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

Director Compensation

We do not have a formal plan for compensating our directors and during the 2008 fiscal year our Directors were paid no compensation.

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

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

Overview.

This Compensation Discussion and Analysis is intended to describe the material factors underlying the compensation policies and decisions of the Company with regard to compensation paid to our executive officers in FY 2008. The Compensation Committee oversees the Company’s executive compensation in accordance with its Charter and recommends to the Board of Directors compensation for the named executive officers. The Compensation Committee receives input and recommendations when requested from our executive officers.

While we have historically used executive compensation as a tool to retain and motivate our executive officers, however, during, our financial condition prevented the Company from paying usual and customary compensation. Our only named executive officer at the end of fiscal 2008, Mr. Edmund King, does not have a written employment agreement and works on a part-time basis for the Company. Mr. King received no salary or other cash compensation during fiscal 2008

Our compensation philosophy for our executive officers has been shaped by our lack of long-term financing and our sever shortage of operating capital. Accordingly, our compensation decisions and particularly our approach to allocating compensation between cash and non-cash elements of the compensation package reflect our goal to preserve cash whenever possible. In fiscal 2007 our compensation decisions for our executive officers emphasized option grants which we believe supports our goals with regard to both retention and motivation of our executive officers. In making our compensation decisions, we strive to be aware of the level of compensation which is paid to executive officers of various companies that we consider to be comparable to us in size. Our goal is for the compensation paid to our named executive officers to be at or below the fiftieth percentile of the companies that we have identified as being comparable companies.

Base Salaries.

Mr. King did not receive any base salary in fiscal 2008, however $35,500 has been charged to operations and credited to additional paid in capital.

Option Grants.

 No Options were granted in fiscal year 2008.

Perquisites.

Consistent with our philosophy to preserve cash, we have sought to limit perquisites. Perquisites paid to our named executive officers are discussed as footnotes to the following Summary Compensation Table. Our current policy for paying medical and dental insurance is not to pay insurance premiums. Our policy is not to pay for life insurance, long-term and short-term disability insurances and accidental death and dismemberment insurance. Our policy with regard to unused vacation for our executive group is to pay at the base salary rate for vacation not used during the calendar year of termination.

Change in Control Severance Policy.

None.

REPORT OF COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and discussed it with the Company’s management. Based on the Compensation Committee’s review and discussions with management, the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for fiscal 2008.

John E Scates, Chairman Gregory J Newell

DIRECTOR COMPENSATION
FOR YEAR ENDED DECEMBER 31, 2008
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edmund C. King	----	----	----	----	----	----	----
Greg Newell	----	----	----	----	----	----	----
John Scates	----	----	----	----	----	----	----

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

We, from time to time, grant to our directors, executive officers and employees options to purchase our common stock under the Plans. As of December 31, 2008, Invisa had no options to purchase shares of common stock outstanding or exercisable.

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

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of shares of our common stock as of December 31, 2008 for:

•	each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each named executive officer; and

•	all of our directors and executive officers as a group.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of December 31, 2008 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.

Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner (1)	Reporting Status	Aggregate Number of Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned
Stephen A. Michael	5% Stockholder	3,939,261	10.14%
Michael R. Ries (Trustee)	5% Stockholder	1,864,584	5.07
Frank A Ficarra (Trustee)	5% Stockholder	1,864,584	5.07
Samuel S Duffey	5% Stockholder	5,082,740 (3)	12.71
Edmund C. King	Acting President, CFO, Director	1,076,772 (4)	2.99
Gregory J. Newell	Director	203,565	0.61
John E. Scates	Director	203,565	0.61
All officers and directors as a group		1,483,902	4.08%

(1)
Unless otherwise provided herein all addresses are c/o Invisa, Inc., 1880 Desoto Road, B28, Sarasota, FL 34234. The address for Mr. Ries is 4837 Swift Road, Suite 210, Sarasota, Florida 34231; for Mr. Ficarra is 4837 Swift Road, Suite 210, Sarasota, Florida 34231;

(2)
The percentage calculations are based on 34,709,191 shares that were outstanding as of December 31, 2008 plus the respective beneficial shares owned by each selling stockholder. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of December 31, 2008 are deemed outstanding for computing the number, and the percentages of outstanding shares beneficially owned by the person holding such options, but are not deemed outstanding for computing the percentage beneficially owned by any other person.

(3)	Includes 4,528,666 shares held in the name of Friday Harbour and 554,074 in Mr. Duffey’s name.

(4)	Includes 1,071,792 shares held in Mr. King’s name, and 5,000 shares held in the name of the King Family Trust.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the compensation discussed herein, we had no items to disclose hereunder for 2008 except Mr. King had loaned an $20,124 to the Company during 2007 and an additional $136 in 2008 aggregating $20,260. The loans were not secured and are interest free; they remain outstanding and unpaid at December 31, 2008 and on the date hereof.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2008 and 2007, annual fees approved for the year-end audit and interim reviews aggregated approximately $40,000 and $73,000 respectively.  In addition, during 2008 and 2007 tax-related fees approved for compliance aggregated, approximately, $4,000 and $7,500 respectively.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services, provided by Stark, Winters Schenkein & Co., LLP in 2008, and Aidman, Piser & Company, P.A. in 2007. Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or their designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the year at each such meeting.

During 2008 Aidman, Piser & Company, PA was replaced by Stark, Winter Schenkein & Co., LLP as the Company’s independent auditors.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.49[9]	Warrant Agreement dated October 10, 2006 by and between Invisa, Inc. and Ocean Park Advisors, LLP

10.50 [9]	UCC Financing Statements

10.51 [9]	Schedule of Advances: Permitted Payments

10.52 [10]	Business Consulting Agreement dated August 14, 2006 between Invisa, Inc. and John Anderson

10.53 [17]	Carl A. Parks Employment agreement

10.54 [16]	Forbearance and Modification agreement dated July 27, 2007

10.55 [16]	Promissory Note dated July 25, 2007

10.56 [15]	Promissory Note dated March 6, 2007

10.57 [16]	Forbearance and Modification Agreement

10.58 [18]	Audit Committee Charter

10.59 [18]	Senior Secured Promissory Note date March 28, 2008

10.60 [18]	Forbearance and Modification Agreement dated March 28, 2008

10.61 [18]	Extension of Promissory Note dated April 11, 2008

10.62 [19]	Senior Secured Promissory Note dated July 1, 2008

10.63 [19]	Forbearance and Modification Agreement dated June 1, 2008

31.2 [8]	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 [8]	Certification Pursuant to 18 U.S.C. Section 1350.

32.2 [8]	Certification Pursuant to 18 U.S.C. Section 1350.

1	Previously filed on June 23, 2003 with Invisa’s Form 10-KSB for the year ended December 31, 2002 and are incorporated by reference.

2	Previously filed on August 1, 2003 with Invisa’s Form 10-QSB for the quarter period ended June 30, 2003 and are incorporated by reference.

3	Previously filed on September 17, 2003 with Invisa’s Form 8-KA (Amendment No. 1) dated September 9, 2003 and is incorporated by reference.

4	Previously filed on November 14, 2003 with Invisa’s Form 8-K dated November 6, 2003 and are incorporated by reference.

5	Previously filed on April 14, 2004 with Invisa Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

6	Previously filed on August 18, 2004 with Invisa Form 10-QSB and incorporated herein by reference.

7	Previously filed on February 7, 2005 with Invisa Form 10-KSB for the year ended December 31, 2004 and incorporated herein by reference.

8	Filed herewith.

9	Previously filed on October 10, 2006 with Invisa Form 8-K/A dated October 10, 2006 and are incorporated by reference.

10	Previously filed on August 17, 2006 with Invisa Form 8-K dated August 14, 2006 and are incorporated by reference.

11	Previously filed on August 14, 2006 with Invisa Form S-8 dated August 14, 2006 and are incorporated by reference

12	Previously filed on April 14, 2007 with Invisa For 10-KSB and incorporated herein by reference.

13	Previously filed on August 1, 2007 with Invisa’s Form 8-K and incorporated herein.

14	Previously filed on July 26, 2007 with Invisa’s Form 8-K and incorporated herein.

14 [1]	Code of Business Conduct and Ethics and Compliance Program

15	Previously filed on March 6, 2007 with Invisa’s Form 8-K and incorporated herein.

16	Previously filed on November 14, 2007 with Invisa Form 10-QSB and incorporated herein by reference.

17	Previously filed on April 18, 2007 with Invisa Form 10-KSB and incorporated herein by reference.

18	Previously filed on April 14, 2008 with Invisa Form 10-KSB and incorporated herein by reference.

19	Previously filed on July 30, 2008 with Invisa Form 8-K and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVISA, INC.

Dated: April 14, 2009	By:	/s/ Edmund C. King
Edmund C. King
Acting President

Dated: April 14, 2009	By:	/s/ Edmund C King
Edmund C King
Chief Financial Officer

NOW ALL PERSONS BY THESE PRESENTS , that each of the undersigned hereby constitutes and appoints Edmund C. King as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and on his behalf to sign, execute and file this annual report on Form 10-K and any or all amendments without limitation to this annual report, and to file the same, with all exhibits thereto and any and all documents required to be filed with respect therewith, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises in order to effectuate the same as fully to all intents and purposes as he might or could do if personally present, hereby ratifying and confirming all that such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2009	/s/ Edmund C. King
Edmund C. King, Acting President

Dated: April 15, 2009	/s/ Edmund C. King
Edmund C. King, Chief Financial Officer, Director

Dated: April 15, 2009	/s/ Gregory J. Newell
Gregory J. Newell, Director

Dated: April 15, 2009	/s/ John E. Scates
John E. Scates, Director

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Stockholders
Invisa, Inc.

We have audited the accompanying balance sheet of Invisa, Inc. (the “Company”) (a development stage company) as of December 31, 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2007, and for the year then ended and the period from inception (February 12, 1997) to December 31, 2007 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion with a going concern qualification on those financial statements in their report dated April 14, 2008.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Invisa, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred significant losses from inception and has working capital and stockholders deficits at December 31, 2008. These factors, among others, as discussed in Note B, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Winter Schenkein & Co., LLP..
Denver, Colorado
April 15, 2009

Invisa, Inc.
(A Development Stage Enterprise)
BALANCE SHEETS

	December 31,
	2007		2008
ASSETS
Current assets:
Cash and cash equivalents		$2,281	$	----
Accounts receivable		19,324		6,498
Inventories		20,678		35,115
Prepaids and other assets		4,298		5,366
Total current assets		46,581		46,979

Furniture, fixtures and equipment, net of $39,286 and $39,718, respectively of accumulated depreciation		3,212		2,800
Total assets		49,793		$49,779

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Bank overdraft	$	----		$191
Accounts payable, trade		291,085		118,410
Accrued expenses		205,926		30,377
Due to stockholders and officers		364,551		105,334
Notes Payable		231,300		494,030
Preferred dividends payable		198,750		261,375

Total current liabilities		1,291,612		1,009,717

Stockholders’ Deficit
Convertible Preferred Stock, 5 million shares authorized ($0.001 par value):
Series A, 14,500 and 9,715, respectively, shares issued and outstanding		1,277,000		798,500
Series B, 10,000 and 9,000, respectively, shares issued and outstanding		1,000,000		900,000
Series C, 0 and 6,628, respectively, shares issued and outstanding		----		654,907
Common Stock; 95,000,000 shares authorized ($.001 par value), 25,066,126 and 34,781,081, respectively, shares issued and outstanding		25,066		34,781
Additional paid-in capital		31,797,807		31,975,470
Deficit accumulated during the development stage		(35,341,692)		(35,323,596)

Total stockholders’ deficit		(1,241,819)		(959,938)

Total liabilities and stockholders’ equity		49,793		49,779

See notes to financial statements.

Invisa, Inc.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

			February 12, 1997
			(Date of inception)
	Years Ended December 31,		Through
	2007	2008	December 31, 2007

Net sales	$124,986	$102,297	$1,516,614
Other operating revenues	----	----	300,000
	124,986	102,297	1,816,614
Costs and expenses:
Cost of goods sold (exclusive of patent amortization shown separately below)	73,992	60,558	1,082,874
Research and development costs	---	----	3,471,292
Selling, general and administrative expenses	581,993	256,999	15,997,470
Patent amortization	788,235	----	4,646,599
Impairment of patent	3,547,059	----	9,064,867

Loss from operations	(4,866,293)	(215,260)	(32,446,488)

Other income (expense):
Interest (expense)and other, net	(129,402)	(56,348)	(1,031,422)
Debt extinguishment gain	----	377,454	737,454
	(129,402)	321,106	(293,968)
Income (Loss) before income tax	(4,995,695)	105,846	(32,740,456)
Income tax	----	----	----

Net Income (Loss)	(4,995,695)	105,846	(32,740,456)

Non-cash constructive dividend related to Convertible Preferred Stock accretions	----		(2,296,640)
Preferred Stock dividends	(90,000)	(87,750)	(286,500)
Net Income (Loss) applicable to Common Stockholders	$(5,085,695)	$18,096	$(35,323,596)

Net Income (Loss) per share applicable to Common Stockholders:
Basic and diluted	$(0.20)	$0.00

Weighted average Common Stock shares outstanding: Basic and diluted	25,355,659	33,230,793

See notes to financial statements.

Invisa, Inc.
 (A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock			Common Stock			Additional paid – in capital		Stock Subscriptions Receivable		Deficit Accumulated During the Development Stage		Total
	Shares	Amount		Shares	Amount
FEBRUARY 12, 1997 (INCEPTION)	----	$	----	----	$	----	$	----	$	----	$	----	$	----
Summary of transactions from February 12, 1997
Through December 31, 2004:
Issuance of Common Stock to founders	----		----	6,105,128		5,980		(5,980)		----		----		----
Issuance of Common Stock for cash				4,257,350		4,257		9,031,704		----		----		9,035,961
Exercise of stock options	----		----	1,027,964		1,027		1,316,160		(985,000)		----		332,187
Offering Costs	----		----	500,000		500		637,436		----		----		637,936
Conversion of notes payable	----		----	635,022		635		449,365		----		----		450,000
Original issue discount on notes payable	----		----	----		----		201,519		----		----		201,519
Common Stock issuable for rent	----		----	164,799		290		88,084		----		----		88,374
Issuance of Common Stock for services	----		----	606,144		607		1,254,355		----		----		1,254,962
Issuance of Common Stock options for services	----		----	----		----		550,987		----		----		550,987
Original issue discount	----		----	----		----		144,000		----		----		144,000
Issuance of Common Stock related to reorganization	----		----	2,009,000		2,009		227,991		----		----		230,000
Issuance accrued on notes related to Radio Metric merger	----		----	3,685,000		3,685		11,268,815		----		----		11,272,500
Interest accrued on notes related to stock subscriptions receivable	----		----	----		----		248,836		(248,836)		----		-----
Settlement of accounts in connection with severance agreements	----		----	----		----		544,090		923,432		----		1,467,522
Exercise of Stock Warrants	----		----	602,000		602		1,138,143		----		----		1,138,745
Issuance of Convertible Preferred Stock and detachable Warrants for cash, net of costs paid in the form of common stock	22,000		640,360	162,500		163		1,296,477		----		----		1,937,000
Non-cash constructive dividend related to beneficial conversion features of Convertible Preferred Stock	----		1,296,640	----		----		----		----		(1,296,640)		----
Conversion of Convertible Preferred Stock into Common Stock	(7,500)		(660,000)	1,500,000		1,500		658,500		----		----		----
Issuance of Common Stock for settlement of cash advances	----		----	80,925		81		80,844		----		----		80,925
Issuable Common Stock for settlement of related party accrued compensation	----		----	300,000		300		194,700		----		----		195,000
Gain on related party accrued compensation extinguishment	----		----	----		----		581,132		----		----		581,132
Issuance of Common Stock Warrants for settlement of royalty contract	----		----	----		----		91,400		----		----		91,400
Collections of stock subscriptions receivable	----		----	----		----		----		36,500		----		36,500
Adjustment of stock subscrptions	----		----	----		----		(20,000)		20,000		----		----
Net Loss						----		----		----		(23,868,740)		(23,768,740)
BALANCE AT DECEMBER 31, 2004	14,500		1,277,000	21,635,832		21,636		29,978,558		(253,904)		(25,065,380)		5,957,910
Issuance of Convertible Preferred Stock and detachable Warrants for cash, net of costs paid	10,000		----	----		----		878,000		----		----		878,000
Non-cash constructive dividend related to Convertible Preferred Stock accretions	----		1,000,000	----		----		----		----		(1,000,000)		----
Issuance of Common Stock for cash	----		----	1,066,662		1,066		78,934		----		----		80,000
Issuance of Common Stock for services	----		----	1,096,774		1,097		103,903		----		----		105,000
Issuance of Common Stock options for services	----		----	----		----		33,000		----		----		33,000
Interest accrued on notes related to stock subscriptions receivable	----		----	----		----		15,000		(15,000)		----		----
Preferred Stock Series B dividend	----		----	----		----		----		----		(18,750)		(18,750)
Net loss	----		----	----		----		----		----		(1,770,918)		(1,770,918)
BALANCE AT DECEMBER 31, 2005	24,500		2,277,000	23,799,268		23,799		31,087,395		(268,904)		(27,855,048)		5,264,242
Issuance of Common Stock for cash	----		----	400,000		400		43,600		----		----		44,000
Stock options exercised	----		----	316,670		317		23,933		----		----		24,250
Issuance of Common Stock for services	----		----	981,800		982		132,652		----		----		133,634
Employee share-based comp	----		----	----		----		198,089		----		----		198,089
Issuance of Common Stock options for services	----		----	----		----		133,390		----		----		133,390
Interest accrued on notes related to stock subscriptions receivable	----		----	----		----		15,000		(15,000)		----		----
Preferred Stock Series B dividend	----		----	----		----		----		----		(90,000)		(90,000)
Net loss	----		----	----		----		----		----		(2,310,949)		(2,310,949)
BALANCE AT DECEMBER 31, 2006	24,500		2,277,000	25,497,738		25,498		31,634,059		(283,904)		(30,255,997)		3,396,656
Employee share-based compensation	----		----	----		----		165,410		----		----		165,410
Warrant Modification	----		----	----		----		60,000		----		----		60,000
Interest accrued on notes related to stock subscriptions receivable	----		----	----		----		15,000		(15,000)		----		----
Preferred Stock Series B dividend	----		----	----		----		----		----		(90,000)		(90,000)
Stock Redeemed	----		----	(431,612)		(432)		(298,472)		298,904		----		----
Related party forgiveness of debt	----		----	----		----		221,810		----		----		221,810
Net loss	----		----	----		----		----		----		(4,995,695)		(4,995,695)
BALANCE AT DECEMBER 31, 2007	24,500		2,277,000	25,066,126		25,066		31,797,807		----		(35,341,692)		(1,241,819)
Employee share-based compensation	----	----	2,667,361	2,667	24,006	----	----	26,674
Pro Forma officer compensation	----	----	----	----	35,500	----	----	35,500
Shares issued for settlement of debt	----	----	7,047,594	7,048	62,709	----	----	69,757
Contribution to capital	----	----	----	----	55,448	----	----	55,448
Preferred Stock Series B dividend	----	----	----	----	----	----	(87,750)	(87,750)
Preferred Series C Stock (6,185 shares) issued for settlement of debt, dividends and Preferred Series A and B Stock (4,785 shares and 1,000 shares, respectively)	400	35,541	----	----	----	----	----	35,541
Preferred Series C Stock issued for settlement of debt	483	40,866	----	----	----	----	----	40,866
Net Income	----	----	----	----	----	----	105,846	105,846
BALANCE AT DECEMBER 31, 2008	25,383	$2,353,407	34,781,081	$34,781	$31,975,470	----	$(35,323,596)	$(959,938)

See notes to financial statements.

Invisa, Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

	Years Ended December 31,			February 12, 1997 (date of inception) Through
	2007	2008		December 31, 2007

Cash flows from operating activities:
Net income (loss)	$(4,995,695)		$105,846	(32,740,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Patent impairment	3,547,059		----	9,064,867
Depreciation and amortization	791,168		515	5,203,957
Modification of Warrants	60,000		----	60,000
Common Stock and options exchanged for services/settlements	-----		----	3,028,164
Share Based Compensation and Proforma officer compensation	165,410		62,174	425,673
Abandonment loss on furniture equipment and leaseholds, net of disposition gain	23,817		----	23,817
Debt extinguishment gain	-----		(377,454)	(737,454)
Changes in operating assets and liabilities:
Accounts receivable	(7,674)		12,827	(153,211)
Inventories	51,161		(14,663)	(35,341)
Prepaids and other assets	15,935		(1,068)	(5,367)
Accounts payable, trade	22,962		(53,276)	237,809
Accrued expenses	60,414		----	155,918
Net cash used in operating activities	(265,443)		(265,099)	(15,471,504)

Cash flows from investing activities:
Patent acquisition	-----		----	(550,000)
Transaction costs in connection with RMI business combination	-----		----	(121,475)
Purchases of furniture, fixtures and equipment	-----		(103)	(238,949)
Net cash used in investing activities	-----		(103)	(910,424)

Cash flows from financing activities:
Proceeds from notes payable	231,300		262,730	672,367
Proceeds from notes payable and redeemable Common Stock	-----		----	908,000
Payment of notes payable	-----		----	(520,800)
Collection of stock subscriptions	----		----	36,500
Stockholder Advances	33,524		----	1,585,007
Proceeds from sale of convertible Preferred Stock	----		----	2,815,000
Proceeds from sale of Common Stock	----		----	10,631,413
Proceeds from the exercise of stock options`	----		----	24,250
Cash received with combination transaction	----		----	230,000
Bank overdraft	----		191	191
Net cash provided by financing activities	264,824		262,921	16,381,928

Net (decrease) increase in cash	(619)		(2,281)	(2,281)
Cash at beginning of period	2,900		2,281	2,281
Cash (overdraft) at end of period	$2,281	$	----	$ ----

See notes to financial statements.

Invisa, Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS - CONTINUED

					February 12, 1997
					(Date of Inception)
					Through
	Year Ended December 31,				December 31,
	2007		2008		2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest		$42,534		$37,132	308,828

Non-cash financing and investing activities:

Notes payable incurred in connection with merger transactions	$	-----	$	-----	(1,300,000)

Notes payable canceled in connection with merger transaction	$	-----	$	-----	(337,489)

Common Stock issued in connection with merger transaction (3,685,000 shares)	$	-----	$	-----	(11,272,500)

Due to employees in connection with merger transaction	$	----	$	-----	(175,000)

Accrued expenses assumed in connection with merger transaction	$	----	$	-----	(50,000)

Exchange of liabilities for Common Stock	$	----		$69,757	(857,057)

Common Stock issued representing stock offering commitment (200,000 shares)	$	-----	$	-----	(554,000)

Preferred dividends accrued as liabilities		$90,000		$87,750	286,500

Non-cash preferred stock accretions	$	----	$	-----	2,296,640

Subscription receivable redeemed for stock originally issued		$298,904	$	-----	298,904

Stockholder forgiveness of debt		$221,810	$	-----	221,810

Exchange of liabilities for Preferred Stock and dividends paid in Preferred Stock	$	----		$76,407	$76,407

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

NOTE B - LIQUIDITY AND MANAGEMENT’S PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2008 and since the date of inception, the Company has had net income and net losses applicable to Common Shareholders of $18,096 and $35.3 million, respectively.  As of December 31, 2008, the Company has not emerged from the development stage and has negative working capital of $.96 million.  Since inception, the Company has financed its operations principally from the sale of equity securities and, to a lesser extent, debt, as the Company has not generated significant revenues from the sales of its products. Continuation of the Company as a going concern is dependent upon additional external funding and, ultimately, a substantial increase in sales volume and achievement of profitable operations. The Company has substantially reduced its operations because of a current lack of available external funding.  The Company intends to finance its future development activities and its working capital needs largely from additional debt and the issuance of equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance in that such financing will be available at acceptable terms, if at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.   Continuation of the company as a going concern is dependent upon additional external funding and, ultimately, a substantial increase in sales volume and achievement of profitable operations.

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

Accounts Receivable, Major Customer Information and Export Sales

Accounts receivable are due primarily from companies in the gate manufacturing industry located throughout the United States and the United Kingdom. Credit is extended based on an evaluation of the customers’ financial condition and, generally, collateral is not required. Account balances are evaluated for collectability based on the condition of the customers’ credit including repayment history and trends and relative economic and business conditions. Bad debts have not been significant.  During 2007, Magnetic Automation Corp. was our largest customer, comprising approximately 29% of our product revenues. During 2008, Magnetic Automation Corp. was again our largest customer, comprising approximately 21% of our product revenues.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using an averaging method, which approximates the first-in, first-out method.  Inventory consists principally of finished goods and raw materials.

Furniture, Fixtures and Equipment

Furniture, fixtures, and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives, principally five years. Leasehold improvements are amortized over the term of the lease or the estimated useful lives, whichever is shorter.   Depreciation expense was $2,933 and $515 for 2007 and 2008 respectively.

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

At December 31, 2007 the remaining balance of the deferred patent costs totaling $3,547,059 was determined to be impaired and written off (See below – Impairment of Long-Lived Assets.)

Revenue

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

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

Research and Development Costs

Research and development costs consist of direct costs that are associated with the development of the Company’s technology. These costs are expensed as incurred.  During the years 2007 and 2008, the Company did not incur research and development expense.

Advertising Costs

The Company’s policy is to expense advertising costs as incurred.

Warranty Costs

The Company warrants its products for ninety days. Estimated warranty costs are recognized in the period product is shipped. However, there have been no significant warranty costs incurred through December 31, 2008, nor are any significant amounts expected to occur subsequently. Accordingly, no warranty liability has been recognized for any period presented.

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, notes payable and due to stockholders. The carrying amounts of these financial instruments approximate their fair value, due to the short-term nature of these items and the use of market rates of interest.

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

The Company subsequently determined that the licensing business model was no longer suitable and the Company adopted a product sales model with potential customers including end-users, dealers, distributors and manufacturers.  While product sales have remained low and operating loses have continued, management continues to believe that the potential market for its existing technology is viable.  Management further believes that market viability was to some degree exhibited by the continued sales of our safety product for parking gates in 2007 notwithstanding the lack of formal sales effort, adequate financial resources or appropriate staffing.  In the recent nation-wide cash liquidity environment, our access to funding to finance a formal Invisa, Inc. sales and marketing effort, finalize development of the contemplated additional products and launch their commercialization which we consider to be critical to our ability to recover the patent costs in the foreseeable future is uncertain.  This uncertainty has caused us to continue to review the likelihood of the short term recoverability of our deferred patent cost.  Because of our limited financing resources, our inability to obtain long-term financing, our belief that the capital markets may be further deteriorating for companies in positions similar to ours, and our continued uncertainty regarding access to additional long-term funding, coupled with our continuing low level of product sales, continuing operating losses, current reduced level of staffing and technical capability which cannot be increased without funding, we have concluded that recovery of the deferred patent cost over the foreseeable future is unlikely.  Additionally, the pledge of our patents as security for certain of our short-term notes creates additional uncertainty as we believe that such pledge might interfere with future efforts to sell a license, sell the patents or otherwise use the patents as a basis to obtain required financing.  As a result of our review, we have written off the remaining patent cost as of December 31, 2007 in the amount of $3,547,059.

Earnings per Common Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

Options and warrants to purchase 12,989,167 shares of Common Stock as of December 31, 2007 were not considered in the calculation of diluted loss per share because the effect would be anti-dilutive.  At December 31, 2008 the preferred stock was convertible into 20,757,500 shares of common stock, which has also not been considered in the calculation of diluted loss per share since the effect would be anti-dilutive.

 Equity-Based Compensation

The Company follows SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement were effective beginning January 1, 2006.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 will become effective as of the beginning of the 2009 fiscal year. The adoption of these new Statements is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (R) “Business Combinations”. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's financial statements.

In February 2008, FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, or all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are non-financial assets and non-financial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The partial adoption of SFAS 157 on February 1, 2008, with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis, is not expected to have a material effect on the Company’s consolidated financial statements. The Company is currently assessing the impact, if any, of SFAS No. 157 relating to its planned February 1, 2009, adoption of the remainder of the standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133”, which became effective on November 15, 2008. This standard changed the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedging items affect an entity’s financial position, financial performance, and cash flows. The adaptation of this standard had no material impact on the Company’s financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP if to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued SFAB No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which becomes effective upon approval by the SEC. The standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of the Company’s current accounting principles or practices and therefore, is not expected to have a material impact on its financial statements.

NOTE F - COMMON AND PREFERRED STOCK

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

In 2007,  20,000,000 and in 2008 an additional 33,333,333 shares of the Company’s authorized but unissued common stock were delivered by the Company to an escrow agent to hold as security for certain short term note obligations of the Company. The aggregate 53,333,333 shares are not being treated as outstanding and will only be considered as being issued and outstanding if and when the shares are released by the escrow agent and delivered to the lender as a result of a default under the promissory notes and related security agreement.

In 2008 the Company issued 9,714,955 shares of Common stock in exchange for the redemption of 12,989,167 outstanding warrants and options and settlement of certain debt totaling $341,071.

In 2008 the Company also issued 6,185 shares of its Series C Convertible Preferred stock in exchange for 4,785 and 1,000 shares, respectively of its Series A and Series B Convertible Preferred stock.  In addition, the Company issued 483 shares of its Preferred C stock for settlement of debt.

NOTE G- STOCK OPTION AND WARRANT ACTIVITY

The Company has five stock-based compensation plans which provides for the granting of options to purchase the Company’s Common Stock to employees, directors, consultants and advisors. The options granted are subject to a vesting schedule as set forth in each individual option agreement.

Maximum Shares
of Common Stock
Plan	which can be issued
2000 Plan	1,200,000
2002 Plan	1,500,000
2003 Plan	1,500,000
2003A Plan	3,500,000
2006 Plan	2,500,000
10,200,000

Activity with respect to the stock-based compensation plans is summarized as follows:

	Shares	Range of Exercise Prices	Weighted- average Option price per share
Outstanding at December 31, 2006	7,000,000		0.65
Options Granted	800,000	$0.04	0.04
Options canceled/expired	(1,960,000)	0.26-3.85	0.26
Options exercisable at December 31, 2007	5,840,000	0.11	0.11
Options canceled/expired	(5,840,000)	0.11	0.11
Outstanding at December 31, 2008	----		----

Aggregate intrinsic value of options outstanding at December 31, 2008 is $0.00.

The total intrinsic value of options exercised during 2007 and 2008 was $0.00 and $0.00, respectively.

Activity with respect to warrants for common stock is as follows:
	Shares	Range of Exercise Prices	Weighted-average Option price per share
Outstanding at December 31, 2006	7,536,042	$0.62	$0.62
Warrants canceled/expired	(386,875)	0.68	0.68
Outstanding at December 31, 2007	7,149,167	0.62	0.62
Warrants canceled/expired	(7,149,167)	0.62	0.62
Outstanding at December 31, 2008	----		----

The fair value of the options granted in 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the above years:

	2007	2008
Dividend yield	0.00%	N/A
Expected volatility	161%-228%	N/A
Risk free interest rates	4.04%-5.03%	N/A
Expected lives	3 - 10 years	N/A

The weighted-average grant date fair value for options granted during 2007 was approximately $0.04.

As of December 31, 2008, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements.

NOTE H - COMMITMENT

Operating Leases

For the previous two years, the Company has occupied space in a building in Sarasota, Florida under a lease with a five year term expiring December, 2009 and annual lease payments of approximately $50,000. In the second quarter of 2007, the Company assigned this lease to a new tenant and moved to space with less square footage (less than 550 square feet) and which is occupied on a month to month basis.  Rent expense for the years ended December 31, 2008 and 2007 was $8,535 and $33,294, respectively.

NOTE I - DUE TO STOCKHOLDERS AND OFFICERS

Due to stockholders and officers consists of the following at December 31, 2008:

Monarch Point Fund, Ltd	$85,074
Edmund C. King	20,260
Total	$105,334

These advances are due on demand and bear interest at 10% to Monarch Point Fund, Ltd. and no interest is due on the remaining note of $20,260.

During 2007 a stockholder forgave $55,448 related to compensation from 2004 that had previously been accrued.  This transaction has been recorded as a capital contribution.

NOTE J - LINES OF CREDIT

The Company has four lines of credit with a private investor.  The credit facilities allow for advances up to $500,000, bear interest at 10% and have a first security interest in all of the Company’s assets.  Additionally the credit facilities are secured by a security interest in 53,333,333 shares of the Company’s common stock which are held in escrow.  Because the credit facilities are not in default the shares are not treated as issued and outstanding.  At December 31, 2008, $494,030 is outstanding.  The Notes were due December 31, 2008, but under an oral understanding had been held in abeyance while discussions are in progress for anticipated additional financing.

NOTE K – GAIN ON THE SETTLEMENT OF DEBT

During 2008 the Company recorded a gain on the settlement of debt aggregating $377,454 as follows:

Cash:
Amount of debt settled	$190,955
Cash payments	(84,815)
Gain	$106,140

Common stock:
Amount of debt settled	$341,071
Fair value of common shares issued	(69,757)
Gain	$271,314

NOTE L - INCOME TAXES

Deferred taxes are recorded for all the tax effects of existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the years ended December 31, 2007 or 2008.

Reconciliation of the federal statutory income tax rate of 34.0% to the effective income tax rate is as follows at December 31:

	2007		2008
Federal statutory income tax rate	(34.0	) %	(34.0)%
State income taxes, net of federal tax benefit	( 3.5	) %	(3.5)%
Deferred tax asset valuation allowance	37.5%		37.5%
	-0-%		-0-%

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

The Company has a federal net operating loss carryforward of approximately $16.9 million as of December 31, 2008. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the net operating loss and other deductions which are available to the Company. The Company has not determined the impact of these limitations at this time.