Form 10-Q
period 2009-06-30
INVISA INC
filed 2009-08-14
CIK 1172706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission file numbers 000-50081

INVISA, INC.
(Name of registrant as specified in its charter)

Nevada	65-1005398
(State or Other Jurisdiction of Organization)	(IRS Employer Identification Number)

5425 N Washington Blvd, Suite B28, Sarasota, FL 34234
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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at June 30, 2009 was 34,781,081.

Invisa, Inc.
Form 10-Q
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

Table of Content

Part I.  Financial Information

Item 1. Financial Statements
Invisa, Inc.
(A Development Stage Enterprise)
Condensed Balance Sheets

	December 31, 2008		June 30, 2009
			(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$	----	$169
Accounts receivable, net of allowance		6,498	13,814
Inventories		35,115	15,308
Prepaids and other assets		5,366	4,129
Total current assets		46,979	33,420

Furniture, fixtures and equipment, net of accumulated depreciation		2,800	2,595
Total assets		$49,779	$36,015

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Bank overdraft		$191	$ ----
Accounts payable, trade		118,410	102,512
Accrued expenses		30,377	60,032
Due to stockholders and officers		105,334	105,334
Notes payable		494,030	537,000
Preferred dividends payable		261,375	285,345
Total current liabilities		1,009,717	1,090,223

Stockholders’ (Deficit):
Convertible Preferred Stock, 5,000,000 shares authorized ($0.001 par value):
Series A, 9,715 shares issued and outstanding		798,500	798,500
Series B, 9,000 shares issued and outstanding		900,000	900,000
Series C, 6,628 shares issued and outstanding		654,907	654,907
Common Stock, 95,000,000 shares authorized, $.001 par value, 34,781,081 shares issued and outstanding		34,781	34,781
Additional paid-in capital		31,975,470	31,995,398
Deficit accumulated during the development stage		(35,323,596)	(35,437,794)
Total stockholders’ (deficit)		(959,938)	(1,054,208)
Total liabilities and stockholders’ (deficit)		$49,779	$36,015

See notes to condensed financial statements.

Table of Content

Invisa, Inc.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					February 12,
					1997 (Date of
					Inception)
	Three months ended June 30,		Six months ended June 30,		Through June
	2008	2009	2008	2009	30, 2009
Net sales	$26,870	$47,245	$55,976	$65,468	$1,582,082
Other operating revenues	—	—		—	300,000
	26,870	47,245	55,976	65,468	1,882,082
Costs and other expenses:
Cost of goods	31,627	22,124	43,638	28,660	1,111,542
Research and development costs	—	—	—	—	3,471,292
Selling, general and administrative expenses	73,934	49,410	136,959	119,953	16,117,415
Patent amortization	—	—	—	—	4,646,599
Impairment of Patent	—	—	—	—	9,064,867

(Loss) from operations	(78,691)	(24,289)	(124,621)	(83,145)	(32,529,633)

Other income (expense):
Interest (expense) and other, net	(23,959)	(13,895)	(25,240)	(28,283)	(1,059,705)
Debt extinguishment gain	63,893	21,228	398,337	21,228	758,682

Income (Loss) before income tax	(38,757)	(16,956)	248,476	(90,200)	(32,830,656)
Income tax	—	—	—	—	—

Net Income (Loss)	(38,757)	(16,956)	248,476	(90,200)	(32,830,656)

Non-cash constructive dividend related to Convertible Preferred Stock accretions	—	—	—	—	(2,296,640)
Preferred stock dividends	(22,500)	(15,215)	(45,000)	(23,978)	(310,498)
Net Income (Loss) applicable to Common Stockholders	$(61,257)	$(32,171)	$203,476	$(114,178)	$(35,437,794)

Net Loss per share applicable to Common Stockholders:
Basic and diluted	$(0.00)	$(0.00)	$0.01	$(0.00)

Weighted average Common Stock shares Outstanding :
Basic and diluted	32,234,808	34,781,091	28,650,467	34,781,091

See notes to condensed financial statements.

Table of Content

Invisa, Inc.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,		February 12, 1997 (Date of Inception) Through June 30,
	2008	2009	2009
Cash flows from operating activities:
Net Income (loss)	$248,476	$(90,200)	$(32,830,536)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Patent impairment	----	----	9,064,867
Depreciation and amortization	205	205	5,204,162
Modification of warrant	----	----	60,000
Common Stock and options issued for services	----	----	3,028,164
Share-based compensation and pro forma officer compensation	26,448	18,000	427,473
Abandonment loss on furniture, equipment and leaseholds	----	----	23,817
Debt extinguishment gain	(398,337)	(21,228)	(758,682)
Changes in operating assets and liabilities:
Accounts and notes receivable	(4,118)	(7,316)	(160,527)
Inventories	5,883	19,807	(15,534)
Prepaid and other assets	(13,693)	4,320	(1,047)
Accounts payable, trade	(81,829)	7,230	245,039
Accrued expenses	18,685	26,572	185,573
Net cash (used in) operating activities	(198,280)	(42,610)	(15,527,231)
Cash flows from investing activities:
Patent acquisition	----	----	(550,000)
Transaction costs in connection with RMI business combinations	----	----	(121,475)
Purchases of furniture, fixtures and equipment	----	----	(238,949)
Net cash (used in) investing activities	----	----	(910,424)
Cash flows from financing activities:
Proceeds from notes payable	196,875	42,970	715,146
Proceeds from notes payable and redeemable Preferred Stock	----	----	908,000
Payment of notes payable	----	----	(520,800)
Collection of stock subscriptions	----	----	36,500
Stockholder advances	----	----	1,585,007
Proceeds from sale of Convertible Preferred Stock	----	----	2,815,000
Proceeds from sale of Common Stock			10,631,413
Proceeds from the exercise of stock	----	----	24,250
Cash received with combination transaction	----	----	243,308
Bank overdraft	----	(191)	----
Net cash provided by financing activities	196,875	42,779	16,437,824
Net increase (decrease) in cash	(1,405)	169	169
Cash at beginning of period	2,281	----	----
Cash at end of period	$876	$169	$169

See notes to condensed financial statements

Table of Content

Invisa, Inc.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements
June 30, 2009
(Unaudited)

Note A - Basis of Presentation

 The accompanying unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 8.03 of Regulation SX. The December 31, 2008 balance sheet data was derived from audited financial statements, but does not include all of the information and notes required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of Invisa, Inc. for the year ended December 31, 2008.  When used in these notes, the terms “Company”, “we,” “us” or “our” mean Invisa, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

 Invisa, Inc. is a development stage enterprise that incorporates safety system technology and products into automated closure devices, such as parking gates, sliding gates, overhead garage doors and commercial overhead doors. Invisa has also demonstrated production-ready prototypes of security products for museums and other markets. The Company has not fully implemented its sales and marketing plan and has, therefore, not emerged from the development stage. While most of the Company's operations have been curtailed due to cash flow difficulties the Company continues to sell powered closure safety devices for certain gates.  The Company acquired a license to use the core technology used in the powered closure safety devices in 1997.

Note B - Operating Matters and Liquidity

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.    For the six months ended June 30, 2009 and since the date of inception, the Company has had net (losses) applicable to Common Shareholders of $(114,178) and $(35.4) million, respectively. As of June 30, 2009, the Company has not emerged from the development stage and has negative working capital of $(1,056,803). Since inception, the Company has financed its operations principally from the sale of equity securities and debt, as the Company has not generated significant revenues from the sales of its products. Continuation of the Company as a going concern is dependent upon additional external funding and, ultimately, a substantial increase in sales volume and achievement of profitable operations. The Company intends to finance any future development activities and its working capital needs largely from additional borrowing and potential unidentified financing and business development until such time that funds provided by operations are sufficient to fund working capital requirements. While management believes that such borrowing will be available to the Company, there can be no assurance in that regard. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s auditors issued a “going-concern” uncertainty opinion on the financial statements for the year ended December 31, 2008, citing significant losses at that date, which raised substantial doubt about the Company’s ability to continue as a going-concern. Continuation of the company as a going concern is dependent upon additional external funding and, ultimately, a substantial increase in sales volume and achievement of profitable operations.

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

Table of Content

Note C – Equity

 During the six months ended June 30, 2008 and 2009, no stock options were outstanding, granted or exercised. In addition, no shares of common or preferred stock were issued other than shares of preferred stock issued pursuant to an agreement dated December 23, 2008, which were considered outstanding at December 31, 2008.

 During the six months ended June, 2009, an officer contributed services with a fair value of $18,000 to the capital of the Company.

Note D – Due to Stockholders and Officers

Due to Stockholders and Officers at June 30, 2009 is as follows:

Monarch Point Fund, Ltd	$85,074
Edmund C. King	20,260
Total	$105,334

Note E - Notes Payable

 The Company has four lines of credit with a private investor.  The credit facilities allow for advances up to $500,000 bear interest at 10% and have a first security interest in all of the Company’s assets.  Additionally the credit facilities are secured by a security interest in 53,333,333 shares of the Company’s common stock which are held in escrow.  Because the credit facilities are not in default the shares are not treated as issued and outstanding.  At June 30, 2009, $537,000 is outstanding.  The Notes were due December 31, 2008, but under an oral understanding had been held in abeyance while discussions are in progress for anticipated additional financing.  The $37,000 in excess of the Notes has also been borrowed under an oral understanding with the lender with terms similar to the Notes.

Note F- Earnings per Common Share

 Basic and diluted earnings per share are computed based on the weighted average number of common stock outstanding during the period.  Common stock equivalents are not considered in the calculation of diluted earnings per share for the periods presented because their effect would not be material or would be anti-dilutive.

Note G- Subsequent Events

 During July 2009 the Company authorized the issuance of 375,000 shares of Common stock to its Directors for compensation.

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

Table of Content

Background of our Company

 We are a development-stage company, and we expect to continue the commercialization of our InvisaShield technology. For the six months ended June, 2009, we had revenue from product sales of $65,468 principally representing sales of our product for powered parking gates. In addition to limited revenue, these sales have been a vehicle for receiving customer feedback on the reliability, ease of installation, and determining the market’s acceptance of our safety product.

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

Quarter Ended June 30, 2008 Compared to the Quarter Ended June 30, 2009

 Net Sales and Cost of Sales - During the quarter ended June 30, 2008 and 2009, product sales totaled $26,870 and $47,245 respectively.  The Company's sales to date have been limited and constrained by lack of capital.  While the sales increased by $20,375, the cost of goods sold (before patent amortization) as a percent of sales declined from 118% to 47 % as a result of lower product cost in 2009.

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

 Selling, General and Administrative Expenses - During the second quarter of 2008 and 2009 selling, general and administrative expenses totaled $73,934 and $49,418, respectively. The decrease of $24,516 in 2009 principally resulted from a reduction in overhead and insurance expenses.

 Interest (Expense) and other, Net - During second quarter of 2008 and 2009 interest (expense) and other totaled ($23,959) and ($13,895), respectively.   The interest expense during 2008 related to debt paid off during 2008 and to financing costs and interest due to certain stockholders under lines of credit to the Company.   During 2009 the interest expense related primarily to the latter.  The Company made the decision to settle a trade payable at an extinguishment gain of $21,228 in 2009.

 Net Income (Loss) - Net Loss decreased from $(38,757) in 2008 to a net loss of $(16,964)  in 2009.  This decrease resulted from the cost reductions and the other matters discussed above.

Six Months Ended June 30, 2008 and 2009

 Net Sales and Cost of Sales - During the six months ended June 30, 2008 and 2009, net sales totaled $55,976 and $65,468 respectively. The Company's sales to date have been limited and constrained by lack of capital.  Cost of sales totaled $43,638 and $28,660, respectively, or 78% and 44% of related sales.

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

Table of Content

 Selling, General and Administrative Expenses - During the six months ended June 30, 2008 and 2009, selling, general and administrative expenses totaled $136,959 and $119,953. The decrease of $17,006 in 2009 principally resulted from a reduction in staffing, compensation and related payroll. Marketing activities have been severely limited due to cash constraints.

 Interest Income (Expense) and other, Net - During the six months ended June 30, 2008 and 2009, net interest (expense) income totaled $(25,240) and $(28,283). The interest expense during 2008 related to debt paid off during 2008 and to financing costs and interest due to certain stockholders under lines of credit to the Company.   During 2009 the interest expense related primarily to the latter.

 Net Income (Loss) - The Company’s net income for these periods decreased from $248,476 in 2008 to a loss of ($90,200) in 2009.  The principal difference resulted from a decrease in the gain of debt extinguishment from $398,337 in 2008 to $21,228 in 2009.

Plan of Development and Operations

     We obtained funding of $262,730, in the form of short-term debt financing in 2008, and an additional $42,970 in the first six months of 2009, which together with our limited cash from sales supported our operations at a low level.   Due to the limited amount of financing available to us in 2007, we reduced our staff to one part-time person who is supported by consultants, hired on an as needed basis.  During 2008 we further reduced our leased space to less than 550 square feet of space.  Additional financing or increased cash from sales will be necessary to continue our operations at their current level. We do not plan to engage in additional technology or product development until we are able to secure sufficient financing to conduct our operations and fund such research and development.

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

Liquidity and Capital Resources

 From inception through June 30, 2009 we raised cash of approximately $16.4 million net of issuance costs, principally through private placements of common and preferred stock financings. At June 30, 2009, we had cash and cash equivalents totaling $169.

 The Company has obtained financing arrangements with its senior lender aggregating $500,000 at December 31, 2008 under which it had borrowed in full as of that date.  The financing arrangements comprise Notes entered into (i) July 2008 for $100,000, (ii) March 2008 for $150,000 and (iii) prior to 2008 for $250,000.  Each of these notes bears interest at 10 percent per annum and are secured by all of the assets of the Company.  Additionally, the Company has pledged an aggregate of 53,333,333 shares of its common stock which were issued for the sole purpose of being deposited into an escrow account.  These shares, held as collateral, will be delivered to the lender only in the event of a default under or non payment of the Notes.  Upon full repayment of the Notes, said shares will be returned to the Company.  The shares delivered to the escrow agent as security for the Notes are not being treated as outstanding and will only be considered as being issued and outstanding if and when the shares are released by the escrow agent and delivered to the lender as a result of a default or non payment under the Promissory Notes and related security agreement. The Notes were due on December 31, 2008, but under an oral understanding have been held in abeyance while discussions are in progress for anticipated additional financing.  The $37,000 in excess of the Notes has also been borrowed under an oral understanding with the lender with terms similar to the Notes.

Table of Content

 From inception (February 12, 1997) through June 30, 2009 we were largely focused on technology and product development. The estimated dollar amount spent during this period on company-sponsored research and development was $3,471,292. Because of the Company’s net losses (which aggregate $35.4 million from inception through June 30, 2009) and limited capital, the Company’s consolidated financial statements report that substantial doubt exists regarding the Company’s ability to continue as a going concern.

                 The Company had negative working capital at June 30, 2009, totaling $(1,056,803).  At June 30, 2009 the Company had $169 in cash and cash equivalents to fund its operations. To finance planned operations through at least the next 12 months, we will continue to depend upon our ability to access additional financing.  To support operations, in March 2008 and July 2008, we entered into additional credit facility agreements pursuant to which we could borrow up to $150,000 and $100,000, respectively, subject to agreement of the lender, under secured promissory notes.  Through December 31, 2008, we have borrowed all of the $150,000 under that facility plus as well as all of the $100,000 facility.  Additional financing arrangements are currently in progress.  We have previously borrowed $250,000 from a series of notes from our senior lender.  Our plan is to seek to obtain the funding required to meet ongoing operating expenses through additional private equity and debt financing, license fees, grants, and through potential strategic or business relationships, transactions or business combinations.

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

                 Our management, including our Acting President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009 and concluded that our disclosure controls and procedures were effective as of June 30, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

                 During the quarter ended June 30, 2009, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None

Table of Content

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 On July 15, 2009 the Company issued at an aggregrate 375,000 shares of unregistered common stock to its three Directors.  The shares were issued as compensation at the Company’s common stock market price on the award date.  The shares are restricted as to transfer and were issued pursuant to an exemption from registration under Section 4(2) in Regulation D.

Item 3. Defaults by the Company on its Senior Securities

 The Series B Preferred Stock pays a mandatory quarterly dividend due in arrears on the last day of each quarter. On the date of this filing, accumulated dividends for the quarter ended June 30, 2009 totaling $285,345 have not been paid.

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
       none

Table of Content

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Invisa has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVISA, INC.

Date: August 12, 2009	By:	/s/ Edmund C. King
Edmund C. King
Title: Acting President and Acting Chief Operating Officer

Date: August 12, 2009	By:	/s/ Edmund C. King
Edmund C. King
Title: Chief Financial Officer