Form 10-Q
period 2009-09-30
INVISA INC
filed 2009-11-09
CIK 1172706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, at September 30, 2009 was 34,781,081.

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

Part I.  Financial Information

Item 1. Financial Statements
Invisa, Inc.
(A Development Stage Enterprise)
Condensed Balance Sheets

	December 31, 2008		September 30, 2009
			(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$	----	$463
Accounts receivable, net of allowance		6,498	20,303
Inventories		35,115	19,1599
Prepaids and other assets		5,366	6,410
Total current assets		46,979	46,335

Furniture, fixtures and equipment, net of accumulated depreciation		2,800	2,492
Total assets		$49,779	$48,827

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Bank overdraft		$191	$ ----
Accounts payable, trade		118,410	98,931
Accrued expenses		30,377	76,031
Due to stockholders and officers		105,334	105,334
Notes payable		494,030	563,400
Preferred dividends payable		261,375	300,533
Total current liabilities		1,009,717	1,144,229

Stockholders’ (Deficit):
Convertible Preferred Stock, 5,000,000 shares authorized ($0.001 par value):
Series A, 9,715 shares issued and outstanding		798,500	798,500
Series B, 9,000 shares issued and outstanding		900,000	900,000
Series C, 6,628 shares issued and outstanding		654,907	654,907
Common Stock, 95,000,000 shares authorized, $.001 par value, 34,781,081 shares issued and outstanding		34,781	34,781
Additional paid-in capital		31,975,470	32,007,398
Deficit accumulated during the development stage		(35,323,596)	(35,490,988)
Total stockholders’ (deficit)		(959,938)	(1,095,402)
Total liabilities and stockholders’ (deficit)		$49,779	$48,827

See notes to condensed financial statements.

Invisa, Inc.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					February 12,
					1997 (Date of
					Inception)
					Through
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30
	2008	2009	2008	2009	2009

Net sales	$22,565	$45,521	$78,541	$110,989	$1,627,603
Other operating revenues	—	—	—	—	300,000
	22,565	45,521	78,541	110,989	1,927,603
Costs and other expenses:
Cost of goods	9,793	21,309	53,431	49,969	1,132,851
Research and development costs	—	—	—	—	3,471,292
Selling, general and administrative expenses	65,827	49,733	202,786	169,686	16,167,132
Patent amortization	—	—	—	—	4,646,599
Impairment of Patent	—	—	—	—	9,064,867
	75,620	71,042	256,217	219,655	34,482,738

(Loss) from operations	(53,055)	(25,521)	(177,676)	(108,666)	(32,555,135)

Other income (expense):
Interest income (expense) , net	(14,827)	(17,574)	(40,067)	(45,857)	(1,101,799)
Gain on disposal of fixed asset	—	1,575	—	1,575	1,575
Recovery of Damages	24,500	—	24,500	—	24,500
Debt extinguishment gain	344	3,486	398,681	24,714	762,168

Income (loss) before income tax	(43,038)	(38,034)	205,438	(128,234)	(32,868,691)
Income tax	—	—	—	—	—

Net Income (loss)	(43,038)	(38,034)	205,438	(128,234)	(32,868,691)

Non-cash constructive dividend related To to Convertible Preferred stock accretions	—	—	—	----	(2,296,640)
Preferred stock dividends	(22,500)	(15,180)	(67,500)	(39,158)	(325,657)
Net income (loss) applicable to Common Stockholders	$(65,538)	(53,214)	$137,938	$(167,392)	$(35,490,988)

Net income (loss) per share applicable to Common Stockholders:
Basic and diluted	$(0.00)	(0.00)	$0.01	$(0.00)

Weighted average Common Stock shares Outstanding Basic and diluted	34,902,170	34,781,081	32,613,461	34,781,081

See notes to condensed financial statements.

Invisa, Inc.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,		February 12, 1997 (Date of Inception) Through September 30,
	2008	2009	2009
Cash flows from operating activities:
Net cash (used in) operating activities	$(248,445)	$(68,716)	$(15,554.533)
Cash flows from investing activities:
Patent acquisition	----	----	(550,000)
Transaction costs in connection with RMI business combinations	----	----	(121,475)
Purchases of furniture, fixtures and equipment	(103)	----	(238,949)
Net cash (used in) investing activities	(103)	----	(910,424)
Cash flows from financing activities:
Proceeds from notes payable	247,075	69,370	741,816
Proceeds from notes payable and redeemable Preferred Stock	----	----	908,000
Payment of notes payable	----	----	(520,800)
Collection of stock subscriptions	----	----	36,500
Stockholder advances	----	----	1,585,007
Proceeds from sale of Convertible Preferred Stock	----	----	2,815,000
Proceeds from sale of Common Stock	----	----	10,631,413
Proceeds from the exercise of stock	----	----	24,250
Cash received with combination transaction	----	----	243,308
Bank overdraft	----	(191)	----
Net cash provided by financing activities	247,075	69,179	16,464,494
Net increase (decrease) in cash	(1,473)	463	463
Cash at beginning of period	2,281	----	----
Cash at end of period	$808	$463	$463

See notes to condensed financial statements

 Invisa, Inc.
(A Development Stage Enterprise)
Notes to Condensed Financial Statements
September 30, 2008
(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 8.03 of Regulation SX. The December 31, 2008 balance sheet data was derived from audited financial statements, but does not include all of the information and notes required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of Invisa, Inc. for the year ended December 31, 2008. When used in these notes, the terms “Company”, “we,” “us” or “our” mean Invisa, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

In preparing the accompanying financial statements, we have evaluated subsequent events through November 6, 2009, the issuance date of this Quarterly Report on Form 10-Q. We have determined that no events or transactions have occurred subsequent to September 30, 2009, which require recognition or disclosure in the financial statements.

Note B - Operating Matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.    For the nine months and the quarter ended September 30, 2009 and since the date of inception, the Company has had net  (losses) applicable to Common Shareholders of $(167,392), $(53,214) and $(35.5 million), respectively. As of September 30, 2009, the Company has not emerged from the development stage and has negative working capital of $1,097,894.  Since inception, the Company has financed its operations principally from the sale of equity securities and debt, as the Company has not generated significant revenues from the sales of its products. Continuation of the Company as a going concern is dependent upon additional external funding and, ultimately, a substantial increase in sales volume and achievement of profitable operations. The Company intends to finance any future development activities and its working capital needs largely from additional borrowing and potential unidentified financing and business development until such time that funds provided by operations are sufficient to fund working capital requirements. While management believes that such borrowing will be available to the Company, there can be no assurance in that regard. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s auditors issued a “going-concern” uncertainty opinion on the financial statements for the year ended December 31, 2008, citing significant losses at that date, which raised substantial doubt about the Company’s ability to continue as a going-concern. Continuation of the company as a going concern is dependent upon additional external funding and, ultimately, a substantial increase in sales volume and achievement of profitable operations.

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

Note C – Equity

 During the nine months ended September 30, 2008 and 2009, no stock options were outstanding, granted or exercised. In addition, no shares of common or preferred stock were issued other than shares of preferred stock issued pursuant to an agreement dated December 23, 2008, which were considered outstanding at December 31, 2008.

 During the nine months ended September 30, 2009, an officer contributed services with a fair value of $27,000 to the capital of the Company.

 During July 2009 the Company authorized the issuance of 375,000 shares of Common stock to its Directors for compensation.   These shares, which have not yet been issued, have been valued at their fair value of $3,000 which has been charged to operations during the period.

Note D – Due to Stockholders and Officers

Due to Stockholders and Officers at September 30, 2009 is as follows:

Monarch Point Fund, Ltd	$85,074
Edmund C. King	20,260
Total	$105,334

Note E - Notes Payable

 The Company has four lines of credit with a private investor.  The credit facilities allow for advances up to $500,000, bear interest at 10% and have a first security interest in all of the Company’s assets.  Additionally the credit facilities are secured by a security interest in 53,333,333 shares of the Company’s common stock which are held in escrow.  Because the credit facilities are not in default the shares are not treated as issued and outstanding.  At September 30, 2009, $563,400 is outstanding.  The Notes were due December 31, 2008, but under an oral understanding had been held in abeyance while discussions are in progress for anticipated additional financing.  The $63,400 in excess of the Notes has also been borrowed under an oral understanding with the lender with terms similar to the Notes.

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

Background of our Company

 We are a development-stage company, and we expect to continue the commercialization of our InvisaShield technology. For the nine months ended September 30, 2009, we had revenue from product sales of $110,989 principally representing sales of our product for powered parking gates. In addition to limited revenue, these sales have been a vehicle for receiving customer feedback on the reliability, ease of installation, and determining the market’s acceptance of our safety product.

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

Quarter Ended September 30, 2008 Compared to the Quarter Ended September 30, 2009

Net Sales and Cost of Sales - During the quarter ended September 30, 2008 and 2009, product sales totaled $22,565 and $45,521 respectively.  The Company's sales to date have been limited and constrained by lack of capital.  Sales increased by $22,956, representing an increase of 102 percent.  The cost of goods sold as a percent of sales increased from 43% to 47% as a result of higher product cost in 2009.

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

Selling, General and Administrative Expenses - During the third quarter of 2008 and 2009 selling, general and administrative expenses totaled $65,827 and $49,733, respectively.  The decrease of $16,094 in 2009 principally resulted from a reduction in insurance expense and net other overhead.

Interest Income (expense),  Net - During third quarter of 2008 and 2009 interest income (expense) totaled ($14,827) and ($17,574), respectively.  The interest expense during 2008 related to debt paid off during 2008 and to financing costs and interest due to certain stockholders under lines of credit to the Company.   During 2009 the interest expense related primarily to the latter.  The Company made the decision to settle a trade payable at an extinguishment gain of $3,486 in the third quarter of 2009.

Net (Loss) - Net (Loss) decreased from a net loss of $(43,038) in 2008 to net loss of $(38,034) in 2009.  This decrease resulted from the cost reductions and the other matters discussed above.

Nine Months Ended September 30, 2008 and 2009

Net Sales and Cost of Sales - During the nine months ended September 30, 2008 and 2009, net sales totaled $78,541and $110,989, respectively, representing an increase of $32,448 or 41.4 percent.  The Company's sales to date have been limited and constrained by lack of capital.  Cost of sales totaled $53,431and $49,969, respectively, or 68% and 45% of related sales.

Selling, General and Administrative Expenses - During the nine months ended September 30, 2008 and 2009, selling, general and administrative expenses totaled $202,786 and $169,686, respectively. The decrease of $33,100 in 2009 principally resulted from a reduction in staffing, compensation, related payroll and net other overhead. Marketing activities have been severely limited due to cash constraints.

Interest Income (Expense) , Net - During the nine months ended September 30, 2008 and 2009, net interest (expense) income totaled $(40,067) and $(45,857). The interest expense during 2008 related to debt paid off during 2008 and to financing costs and interest due to certain stockholders under lines of credit to the Company.   During 2009 the interest expense related primarily to the latter.

                Net Income (Loss) and Net Income (Loss) Per Share - The Company’s net income (loss) and net income (loss) per share for these periods decreased from a gain of $205,438 and $0.01 to a loss of $(128,234) and $0.00 as a result of the matters described above, including the gain on debt extinguishment of $398,681 in 2008.

Plan of Development and Operations

We obtained funding of $262,730, in the form of short-term debt financing in 2008, and an additional $69,370 in the first nine months of 2009, which together with our limited cash from sales supported our operations at a low level.   Due to the limited amount of financing available to us in 2007, we reduced our staff to one part-time person who is supported by consultants, hired on an as needed basis.  During 2008 we further reduced our leased space to less than 550 square feet of space.  Additional financing or increased cash from sales will be necessary to continue our operations at their current level. Over the periods described herein, sales have been increasing, resulting in improved operations and cash flow.

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

Liquidity and Capital Resources

 From inception through September 30, 2009 we raised cash of approximately $16.5 million net of issuance costs, principally through private placements of common and preferred stock financings. At September 30, 2009, we had cash and cash equivalents totaling $463.

 The Company has obtained financing arrangements with its senior lender aggregating $500,000 at December 31, 2008 under which it had borrowed in full as of that date.  The financing arrangements comprise Notes entered into (i) July 2008 for $100,000, (ii) March 2008 for $150,000 and (iii) prior to 2008 for $250,000.  Each of these notes bears interest at 10 percent per annum and are secured by all of the assets of the Company.  Additionally, the Company has pledged an aggregate of 53,333,333 shares of its common stock which were issued for the sole purpose of being deposited into an escrow account.  These shares, held as collateral, will be delivered to the lender only in the event of a default under or non payment of the Notes.  Upon full repayment of the Notes, said shares will be returned to the Company.  The shares delivered to the escrow agent as security for the Notes are not being treated as outstanding and will only be considered as being issued and outstanding if and when the shares are released by the escrow agent and delivered to the lender as a result of a default or non payment under the Promissory Notes and related security agreement. The Notes were due on December 31, 2008, but under an oral understanding have been held in abeyance while discussions are in progress for anticipated additional financing.  The $63,400 in excess of the Notes has also been borrowed under an oral understanding with the lender with terms similar to the Notes.

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

                 Our management, including our Acting President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009 and concluded that our disclosure controls and procedures were effective as of September 30, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

                 During the quarter ended September 30, 2009, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 On July 15, 2009 the Company authorized issuance of an aggregate 375,000 shares of unregistered common stock to its three Directors.  The shares will be issued as compensation at the Company’s common stock market price on the award date.  The shares are restricted as to transfer and are issued pursuant to an exemption from registration under Section 4(2) in Regulation D.

Item 3. Defaults by the Company on its Senior Securities

The Series B Preferred Stock pays a mandatory quarterly dividend due in arrears on the last day of each quarter. On the date of this filing, accumulated dividends for the quarter ended September 30, 2009 totaling $300,533 have not been paid.

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

INVISA, INC.

Date: November 9, 2009	By:	/s/ Edmund C. King
Edmund C. King
Title: Acting President and Acting Chief Operating Officer

Date: November 9, 2009	By:	/s/ Edmund C. King
Edmund C. King
Title: Chief Financial Officer