Form 10-K
period 2009-12-31
INVISA INC
filed 2010-03-31
CIK 1172706

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934:
For the fiscal year ended: December 31, 2009

☐	Transition report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934:
For the transition period from:
000-50081
(Commission File Number)

Invisa, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

65-1005398
(I.R.S. employer identification number)

1800 2nd Street Suite 965
Sarasota, Florida 34236
(Address of principal executive offices)

  (941) 870-3950
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

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
As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $20,546.00, based on the closing price of the registrant’s common stock of $0.001 per share on June 30, 2009.

On March 24, 2010, 35,156,081 shares of Invisa Common Stock, $0.001 par value, were outstanding

PART I

Note regarding forward-looking statements: Except for statements of historical fact, certain information contained herein constitutes forward-looking statements including, without limitation, statements containing the words believes, anticipates, intends, expects, and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of Invisa, Inc. to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: risks involved in  implementing our business strategy; our ability to obtain financing on acceptable terms; competition; our ability to manage growth; risks of technological change; our dependence on key personnel;  our ability to protect our intellectual property rights; risks of new technology and new products; and government regulation.

Item 1 - Description of Business

Invisa, Inc. is a Nevada corporation that manufactures and sells a line of SmartGate ® brand safety sensors used in or with parking gates to protect life and property.   Parking gates are motorized barriers used to control the flow of vehicular traffic in areas such as parking facilities, vehicle storage facilities, tollbooths, and metered entry points for highways. Our SmartGate sensors are based on presence sensing technology that we call InvisaShield. While we believe that our InvisaShield technology may have additional applications for safety products, to date all of our revenue has been derived from the sale of SmartGate sensors used in parking gates.

We acquired the InvisaShield™ presence-sensing technology in 2004.  Presence sensing is the repeatable detection of people and conductive objects within a certain perimeter of the sensor.   InvisaShield technology detects objects at a distance of typically less than one meter.  Invisa currently owns the patent and patent applications, as well as the sole rights to the InvisaShield technology in all markets worldwide.

Our offices are located at 1800 2nd Street, Suite 765, Sarasota, FL 34236, telephone (941) 870-3950.

Our SmartGate™ Product

Many products use presence-sensing technology; however, we believe that our InvisaShield technology is particularly suited to safety sensors for use in the parking gate market.   In 2008 and 2009, all of our revenues were derived from the sale of SmartGate safety sensors used with powered parking gates. These gates typically have a power-operated barrier arm made of metal, wood or PVC. This arm moves vertically between an open and a closed position. Our device places an invisible presence-sensing field around the potentially dangerous barrier arm to detect people and vehicles in its path. Our device signals the powered gate to trigger a predetermined response, such as stopping and reversing the barrier arm.  The retail price for our SmartGate™ sensors allow us to realize an acceptable gross profit margin, however, we continue to look for ways to decrease our cost of goods and increase our distribution to improve our profit margins.

Marketing and Sales

We sell our safety products to manufacturers, dealers and end-users.   As part of our current sales efforts, we have attended trade shows and have continued our relationships with our customer list which comprises manufacturers, dealers and end users.  We also receive unsolicited orders either by telephone, fax or internet.  In addition, during fiscal year 2009, we have sought relationships with architectural engineering firms and municipalities that are implementing projects requiring parking barrier gates, such as municipal parking lots and airport reconstruction.  Although we do not maintain a full-time sales force, we do engage outside sales consultants.

During fiscal year ended December 31, 2008, Magnetic Automation Corp. was our largest customer, comprising approximately 21% of our total sales revenue for that year.  However, in 2009, Magnetic discontinued our product line, which resulted in a reduction in direct sales to Magnetic.  Currently, Magnetic instructs their customers to contact us directly for the purchase of our products.  We believe that a significant portion of those sales would have otherwise been made to Magnetic.

In 2009, Automatic Systems America was our largest customer, responsible for 11% of our product revenues.  The sales to Automatic Systems in 2009 include a project that Automatic Systems is administering for a large governmental end user and no assurance can be given that we will continue to sell products to Automatic Systems at the same level once the project is complete.

Technology

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

We believe that the InvisaShield technology is a novel and proprietary way to provide presence sensing. At the core of the technology is the ability to project a field or zone capable of detecting most conductive objects that enter the field. The field is projected from a metallic substance, referred to as an antenna, which may consist of wire, self-adhesive metallic tape or other metallic items. The technology allows flexibility in designing and locating the antenna. This may offer unique opportunities to place presence-sensing fields where they can be used more efficiently or effectively. This adaptability may permit the InvisaShield technology to perform non-contact presence-sensing tasks not currently possible with competing technologies and/or it may perform presence-sensing tasks similar to those performed by competing technologies, but in a more efficient, effective, and reliable manner.

InvisaShield technology does not depend upon lenses, beams or reflectors, which may require replacement, cleaning and aligning. Its operating environment, including electronic noise, mechanical noise, temperature, dust, frost, snow, ice or other operating conditions, generally does not disrupt the non-intrusive, non-contact presence-sensing capability of our technology.

We have, in the past, sought to develop additional products based on our InvisaShield technology. We have developed pre-production prototypes of safety products for various power doors such as slide-gates, commercial overhead doors, powered industrial doors (which are used in commercial, manufacturing and industrial facilities) and residential garage doors and pre-production prototypes of security products  various applications in museums,  retail and industrial. We have indefinitely delayed such development projects

Competing Technologies - The presence-sensing business is highly competitive, consisting of numerous manufacturers of presence-sensing products based on various technologies, including infrared, ultrasonic, laser, microwave, and similar technologies. For the most part, these technologies have been in use for a number of years and, in many cases, may not be proprietary.  Our competitors provide a variety of presence-sensing and other safety and security alternatives such as motion detectors, CCTV-based movement detection systems, infrared and visible light beam detectors, light curtains, on/off switching mats and pads, tape switches, contact edges, as well as others.

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

Patents and Trademarks - We own five Patents issued by the U.S. Patent Office, three of which were issued in the year 2006 or the first quarter of 2007: Patent No. 5,337,039 issued on August 9, 1994, Patent No. 6,819,242 issued on November 16, 2004, Patent No. 7,023,222, B2 issued on April 4, 2006; Patent No. 7,167,093 B2 issued on January 23, 2007 and Patent No. 7,187,282 issued on March 6, 2007.  In addition, we have filed for two patents (as PCT, or Patent Cooperation Treaty filings), one provisional patent application and have one application pending, all of which cover improvements to the InvisaShield technology.

We have a trademark on the trade name “SmartGate” which we use in our safety products category. We have filed trademark applications for the following: “Invisa”, “InvisaShield” and the tagline “Safe. Secure. No Question.” We believe that our patent and trademark position will be useful in our efforts to protect our perceived competitive advantages.

Materials and Manufacturing

All components and parts are modified or manufactured by third parties to our specifications or are otherwise generally available as off-the-shelf materials. Our products have a number of components including proprietary electronic circuitry manufactured to our specifications by third party manufacturers and a standard power supply available in the marketplace. The antenna is standard wire, tape or other metallic materials, which can generally be purchased in bulk. Whenever possible, we use fixed price manufacturing for our electronic circuitry, placing the responsibility for component supply on the manufacturer. We believe that there are multiple manufacturers and suppliers for each component and that adequate components and materials will be available to support our business plan. We perform some final assembly and predetermined quality control procedures in our facility using contractors, including contract piece work in connection with the assembly when needed.  All shipping is done directly from our facility.

Government Regulation

The Federal Communications Commission regulates the use of radio frequency or “RF”, such as that used by our safety products. We currently have FCC Certification for our product. We will endeavor to continue satisfying all requirements of the FCC to maintain our FCC Certification.

On March 1, 2001, Underwriters Laboratory (UL) implemented a new safety standard for the powered gate, door and window industry. This rule, UL-325, while not a governmental regulation, is considered an indication of reasonable safety for powered gates, doors and windows, and is a requirement for UL certification for certain powered gate, door and window operators. Gate and operator manufacturers that rely upon UL certification or consider UL certification important for components most likely will require that our products be UL certified before incorporating our products as original equipment. We do not have a UL certification and the absence of UL certification for our products may represent a sales or marketing barrier in certain market categories and to certain customers.

Our products have also earned the Conformité Européenne marking (also known as CE mark) which is a mandatory conformity mark placed on many products used in the single market in the European Economic Area. The CE mark certifies that a  product has met EU consumer safety, health or environmental requirements.  This marking is mandatory for sales of products in approximately 27 European countries but is usually preferred by customers whether or not required in their respective countries.

In addition to gaining the CE mark, our products are now RoHS compliant and have been since late 2008.  The directive on the restriction of the use of certain hazardous substances in electrical and electronic equipment 2002/95/EC; commonly referred to as the Restriction of Hazardous Substances Directive or RoHS) was adopted in February 2003 by the European Union and took effect in July 2006.  This directive restricts the use of six hazardous materials (lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls and polybrominated diphenyl ether), in the manufacture of various types of electronic and electrical equipment. By complying with the RoHS directive, our customers are assured that our products are free of these hazardous substances.

Warranty

Our safety products are sold with a 90-day limited warranty against manufactures parts and defects. We have had no significant claims expensed under the warranty in 2008 or 2009.

Employees

We have no full time employees.  Our Chief Financial Officer, who is currently our Acting President, serves in both capacities on a part-time basis.  We support our operations by using consultants and third party contract piece workers as required.

Research and Development

We are not conducting any research and development with respect to our technology at this time.  Therefore, during the years ended December 31, 2008 and 2009 we incurred no research and development expenses.

Item 1A – Risk Factors

You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we may face.  . We have historically incurred losses and losses are expected to continue in the future, which means that we may not be able to continue operations unless we obtain additional funding.

We continue to incur losses.

In the twelve months ended December 31, 2009, we sustained a net loss from operations of $171,970,  including a gain of $24,714 to reflect the favorable settlement of certain debt.  Absent a dramatic increase in our market share or demand for our products, future losses are expected to continue. Accordingly, we will experience significant liquidity and cash flow problems if we are not successful in increasing our sales and lowering costs.  No assurances can be given that we will be successful in reaching or maintaining profitable operations. Our ability to generate revenue and achieve profitability depends upon our ability to manufacture and sell our products in sufficient volume to cover our fixed and variable costs of operations.

We will need to continue financing our operations through third party sources or we may be unable to fund our operations, promote our products or develop our technology.

In recent years, our operations have relied almost entirely on external financing to fund our operations; however, in 2009 sales revenues satisfied approximately 51% of our operational costs and expenses.   During 2008 and 2009, we funded our operations with funds borrowed under short term notes which, for the most part, were secured with the Company’s assets.  We anticipate, based on our current proposed plans and assumptions relating to our operations, that the line of credit established by our senior lender will provide adequate funding to continue to operate our business through December 31, 2010. Unless our sales increase significantly, we will need to raise additional capital to fund our operating expenses beyond December 31, 2010.  We cannot assure you that financing, whether from external sources or related parties, will be available if needed or on favorable terms beyond December 31, 2010. If additional financing is not available when required or is not available on acceptable terms, we may be unable to support our secured debt, fund our operations and planned growth, take advantage of business opportunities or respond to competitive market pressures, any of which could have a material adverse affect on our long term business plan.

Our financing requirements could result in dilution to existing stockholders.

The additional financings we will require may be obtained through one or more transactions, which effectively dilute the ownership interests of our stockholders. Further, we may not be able to secure such additional financing on terms acceptable to us, if at all. We have the authority to issue additional shares of common stock, as well as additional classes or series of ownership interests or debt obligations that may be convertible into any one or more classes or series of ownership interests. We are authorized to issue 95,000,000 shares of common stock and 5,000,000 shares of preferred stock. Such securities may be issued without the approval or other consent of our stockholders.

Our revenues.

We anticipate that we will encounter difficulties and risks relating to our sales revenues, which include, but are  not limited to, the introduction of new products, the ability to hire full time personnel, access to required capital, management issues, increasing our manufacturing capacity, and other similar aspects of operations which  are important to our business operations.

We will be required to compete with larger, more established, and better financed companies.

There are a number of well-established companies that are well known in the manufacture and/or distribution of products for the security and life-safety markets. Such companies include Honeywell, Tyco, General Electric, Bosch, Siemens and others. Accordingly, we are subject to the difficult challenge of introducing and commercializing our new technology and products in a strong competitive environment. Additionally, our technology and products based thereon will have to compete with other technologies such as passive infrared and various types of motion detection that are well known and well accepted.

We continue to experience uncertainty and risks related to market acceptance.

We continue our efforts to expand the market for our safety sensor product, to gain broader market acceptance and to demonstrate competitive advantages. Our success is dependent, to a large degree, upon our ability to successfully market our technology and its perceived competitive advantages. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the operation of a small business in a highly competitive industry, characterized by frequent new product introductions. We anticipate that we will continue to be disadvantaged by our limited revenues as they will inhibit our ability to expand our marketing and sales efforts in the domestic and international marketplace.

The limits of our of product liability insurance coverage may affect our Business.

We may be exposed to potential product liability claims by consumers. Although we maintain product liability insurance, there can be no assurance that such insurance will be sufficient to cover all possible liabilities to which we may be exposed. Any product liability claim, even one that was not in excess of our insurance coverage or one that is meritless and/or unsuccessful, could adversely affect our cash available for other purposes, such as research and development. In addition, the existence of a product liability claim could affect the market price of our common stock.  Also, certain vendors may require minimum product liability insurance coverage as a condition precedent to purchasing or accepting products for retail distribution. Product liability insurance coverage includes various deductibles, limitations and exclusions from coverage, and in any event might not fully cover any potential claims. Failure to satisfy such insurance requirements could impede our ability or our distributors or licensees ability to achieve broad retail distribution of our proposed products, which could have a material adverse effect on us.

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

We have issued patents and have filed patent applications with respect to various aspects of our technology. The pending patent applications may not be issued to us, and if issued, may not protect our intellectual property from competition, which could seek to design around or invalidate these patents. Our failure to adequately protect our proprietary rights in our products, services and technology could harm our business by making it easier for our competitors to duplicate our services. We may have to resort to litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or defend ourselves from claims of infringement, invalidity or unenforceability. Litigation may be expensive and divert resources even if we win. This could adversely affect our business, financial condition and operating results such that it could cause us to reduce or cease operations.

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

We may not be able to increase sales or if we succeed in increasing sales and revenue, we may not be able  to effectively manage the growth necessary to execute our business plan, which could adversely affect the quality of our operations and our costs.

In order to successfully execute our business plan, we must significantly increase our sales and revenue. Additionally, we will need to increase the number of strategic partners, manufacturers, dealers, distributors and customers that use our products. Lack of growth in sales and revenue will require that we continue to access financing which will subject us to the risks attendant thereto. On the other hand, if we succeed in increasing sales and revenue, the resulting growth will place significant strain on our systems and resources.  In the event of growth, we may not be able to maintain the quality of our operations, control our costs, continue complying with all applicable regulations and expand our internal management, technical information and accounting systems in order to support our desired growth. We cannot be sure that we will manage our growth effectively, and our failure to do so could cause us to reduce or cease operations.

We are thinly staffed.

We have no full time employees.  Our Chief Financial Officer is also serving as our acting President and is available to the Company on a part time basis.  We also engage consultants and contract piece workers as necessary.  Unless additional employees are hired, the limited size of our staff could restrict the level and/or nature of our business operations.

We have promissory notes payable that are secured by all of our assets and default under these notes could result in the loss of our assets.

In order to fund our operations, we have entered into promissory notes payable that are secured by all of our assets and in some instances by shares of our common stock that were issued to secure the promissory notes. We currently do not have the available cash or other financing resources to pay the interest or principal there under. Default under these promissory notes could result in the loss of all of our assets and business opportunity.  The senior lender has liens on all of our assets and approximately 49% of the common stock and potentially other shares which give it significant influence on our ability to issue stock, get financing, or consummate a business transaction.

Item 1B – Unresolved Staff Comments

None

Item 2 - Properties

In the February, 2010, we relocated our operations to approximately 1,277 square feet of office space located at 1800 2nd Street in Sarasota, Florida. Our monthly base rental is approximately $1,600.  We rent the facilities pursuant to a lease which expires on February 28, 2011.

Item 3 - Legal Proceedings

None.

Item 4 – Removed and Reserved

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock trades on the NASD OTC BB under the symbol INSA.OB. The following table sets forth the range of high and low bids to purchase our Common Stock during the last two fiscal years. Such prices represent quotations between dealers, without dealer markup, markdown, or commissions, and may not represent actual transactions.

As of December 31, 2009 there were 395 stockholders of record of Invisa Common Stock.
Quarter	High Bid	Low Bid
First Quarter 2008	0.01	0.01
Second Quarter 2008	0.02	0.01
Third Quarter 2008	0.02	0.01
Fourth Quarter 2008	0.02	0.00
First Quarter 2009	0.00	0.00
Second Quarter 2009	0.00	0.00
Third Quarter 2009	0.00	0.00
Fourth Quarter 2009	0.02	0.02

On March 15, 2010, the closing bid and closing ask prices for shares of our Common Stock in the over-the-counter market, as reported by NASD OTC BB was $0.022 per share.

We believe that there are presently approximately 6 market makers for our Common Stock. When stock is traded in the public market, characteristics of depth, liquidity and orderliness of the market may depend upon the existence of market makers as well as the presence of willing buyers and sellers. We do not know if these or other market makers will continue to make a market in our Common Stock. Further, the trading volume in our Common Stock has historically been both sporadic and light.

Dividend Policy

With the exception of our Series B Preferred Stock, the payment by the Company of dividends on its capital stock rests within the sole discretion of its Board of Directors. The payment of dividends will depend upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. With the exception of our Series B Preferred Stock, the Company has not been required to or declared any cash dividends since its inception, and has no present intention of paying any cash dividends on its capital stock in the foreseeable future.  Our policy with regard to the Series B Preferred Stock is to base any dividend paid on a rate that varies with the prime interest rate.  The dividend may be paid in either stock or cash at the option of the Company.

Transfer Agent

The Transfer Agent for the Common Stock of the Company is Continental Stock Transfer and Trust Company 17 Battery Place, New York, NY 10004.

Recent Sales of Unregistered Securities

We issued 53,333,333 shares of our common stock in through 2008 to collateralize several notes totaling $563,400 evidencing loans made to the Company by a third party lender. The shares were deposited in an escrow account and will only be delivered to such lender in the event of a default under or non-payment of the notes. Upon full repayment of the notes, said shares will be returned to the Company. The shares delivered to the escrow agent as security for the notes are not being treated as outstanding and will only be considered as being issued and outstanding if and when the shares are released by the escrow agent and delivered to the lender as a result of a default under the promissory notes and related security agreement.  (Additionally, see Note G to the accompanying financial statements.)

In 2008 the Company issued 2,667,361 shares of common stock for employee share-based compensation and 7,047,594 shares for settlement of debt.

In 2009 the Company granted 375,000 shares of its common stock as compensation to its Board members.

Item 6 – Selected Financial Data

Not applicable

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Background of our Company

We manufacture and sell sensors using the Company’s patented InvisaShield™ presence-sensing technology in the safety market.  We market our line of safety sensors under the name of SmartGate ® brand safety sensors used in or with parking barrier gates to protect life and property.  All of our sales revenues are derived from the sale of our SmartGate safety sensors.

We financed our operations in 2008 and 2009 through revenues derived from the sale of our SmartGate ® brand safety sensors and short-term debt financing. We are focusing our efforts on increasing our sales of our products and reducing operating costs, where possible.  In March 2010 the company’s senior lender agreed to extend the maturity date of the Senior Secured Promissory Notes and the related accrued interest until March 1, 2012, and put it place a line of credit which we believe is sufficient to finance our operations through December 31, 2010.  (See Note J)-
.
Year Ended December 31, 2008 Compared to the Year Ended December 31, 2009

Net Sales - During the years ended December 31, 2008 and 2009, product sales totaled $102,297and $147,589, respectively.  We had a gross profit of $41,739 for the year ended December 31, 2008 and gross profit of $83,476 for the year ended December 31, 2009. Gross margin was 40 percent during 2008 and 57 percent during 2009.  We attribute the increase in our sales and gross margin in 2009 to an increase in the retail price of our products as well as the success of our new marketing strategy of targeting project work and municipalities while maintaining our current customer relationships.

Selling, General and Administrative Expenses - During the years 2008 and 2009, selling, general and administrative expenses totaled $256,999 and $219,533, respectively.  We were successful in decreasing our expenses in 2009 by reducing our insurance costs through lower premiums, decreasing our leasehold costs and reducing professional services expenses.

Interest (expense) and other, Net - The interest expense during 2008 of $56,348 and during 2009 of $62,202 relates primarily to financing costs and interest due to certain stockholders under lines of credit to the Company.  During 2008 and 2009, the Company settled certain debts for cash and stock resulting in the extinguishment gain of $377,454 and $24,714, respectively.

Net Income (Loss) applicable to Common Stockholders and Net Income (Loss) Per Share applicable to Common Stockholders - The Company’s net income (loss) applicable to Common Stockholders and net income (loss) per share applicable to Common Stockholders for these periods decreased from net income of $18,096 and $0.00 in 2008 to a net loss of $226,315 and ($0.00) in 2009.

Plan of Development and Operations

We obtained funding of $262,730, in the form of short-term debt financing in 2008, and an additional $69,370 in 2009, which together with our cash from sales supported our operations.   We have extended the maturity of our short-term debt to March 1, 2012, and put in place a line of credit which we believe is sufficient to finance our operations through December 31, 2010.  (See Note J)-. In addition,  we will explore other business opportunities such as licensing and business combinations as they may arise.

Liquidity and Capital Resources

At December 31, 2009, we had a cash and cash equivalents totaling $157.

As of December 31, 2009, the Company has borrowed $628,320 which includes $64,920 in interest payments due and owing from its senior lender.  The financing arrangements are set forth in a series of Notes having similar terms but varying terms and maturity dates, specifically (i) $128,320 in 2009, (ii) $100,000 in July 2008, (iii) $150,000 in March 2008 and (iv) $250,000 prior to 2008.  Each note bears interest at 10 percent per annum and is secured by all of the assets of the Company.  Additionally, the Company has pledged an aggregate of 53,333,333 shares of its common stock, and has committed additional capital stock, when available, as additional security for the notes.  These shares have been issued and are being held in escrow as additional collateral against the notes.    Upon full repayment of the notes, said shares will be returned to the Company.  The shares delivered to the escrow agent as security for the notes are treated as issued on the stockholder lists of the Company but will not be deemed outstanding  unless the shares are released by the escrow agent and delivered to the lender as a result of a default or non payment under the promissory notes and related security agreement.

In March 2010, as part of a restructure of the senior debt of the Company, the senior lender agreed to extend the maturity date of its $628,320 principal amount of notes and accrued interest to March 1, 2012, through a series of note extension agreements.  With the exception of the extension of the maturity date to March 1, 2012, all of the terms and provisions of the original notes remain in full force and effect, including, without limitation all security thereon.  The senior lender also established a $150,000 line of credit to finance operations of the Company through December 31, 2010.  The revolving credit facility has similar terms and provisions to the previous notes between the Company and the senior lender and is due and payable on March 1, 2012.

                The Company had negative working capital at December 31, 2009, totaling $584,313 including $157 in cash and cash equivalents. To finance planned operations through at least the next 12 months, we will rely upon our sales revenues and the line of $150,000 line of credit established by our senior lender.   We believe that the line of credit facility and our sales revenue will be sufficient to finance our operations through December 31, 2010.  However, we will continue to explore other avenues of financing, such as licensing of our product and/or our technology and potential strategic or business relationships or combinations, and to a lesser degree private equity and debt financing.

                While we are confident that the current funding and sales revenue available to us will be sufficient to finance our operations through December 31, 2010, it is important to note that additional funding, if needed, may not be available when required or it may not be available on acceptable terms. Should we require additional funding, we may need to reduce or refocus our operations or obtain funds through arrangements that would be less attractive to us or which may require us to relinquish rights to certain or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations.

Item 8 - Financial Statements

The Financial Statements of the Company and the accompanying notes thereto, and the Report of Independent Registered Certified Public Accounting Firm are included as part of this Form 10-K beginning on Page F-1.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

Our management, including our Acting President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009 and concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Our management, including our Acting President and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Controls over Financial Reporting

                During the quarter ended December 31, 2009, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The directors, executive officers, and significant employees of the Company at December 31, 2009 are as follows:

		Positions and Offices Presently
Name	Age	Held with the Company
Edmund C. King	75	Director, Acting President, Chief Financial Officer, Treasurer
Gregory J. Newell	60	Director
John E. Scates	53	Director

EDMUND C. KING has served as our Chief Financial Officer and Director since February 9, 2000. In 2007, Mr. King began serving as our Acting President.  Until October 1, 1991, Mr. King was a partner in Ernst & Young, an international accounting and consulting firm. While at Ernst & Young, Mr. King was that firm’s Southern California senior healthcare partner and prior to that directed the Southern California healthcare practice for Arthur Young & Company, one of the predecessor firms of Ernst & Young. During his 30 years with Ernst & Young, Mr. King counseled clients in structuring acquisitions and divestitures; advised on the development of strategic plans; directed the preparation of feasibility studies; assisted with operational and financial restructuring; directed and supervised audits of client financial statements; and provided expert witness testimony and technical SEC consultation. Commencing in 1999, Mr. King became a financial consultant to SmartGate, L.C. that we acquired in February 2000. Mr. King has served as Chief Financial Officer and Director of SmartPlug, Inc. since November 2000 and Chief Financial Officer and Director of FlashPoint International, Inc. since October 2001. From January 1992, Mr. King has been a general partner of Trouver, an investment banking and financial consulting partnership. Mr. King is also a member of the Board of Directors of LTC Properties, Inc., an NYSE listed real estate investment trust. Mr. King is a graduate of Brigham Young University, having served on the National Advisory Council of that school’s Marriott School of Management, and has completed a Harvard University management course sponsored by Ernst & Young. Mr. King also has served as Chairman of the HFMA’s Long-Term Care Committee (Los Angeles Chapter) and is a past member of the National Association of Corporate Directors. He holds CPA certificate in the state of California.

Mr. King was nominated to serve our Board of Directors shortly after our Company was formed.  As part of his experience in public accounting and, then, later as a financial advisor, Mr. King was involved in the issues of a newly formed public company  and also in the raising of capital in various industries.  The Board of Directors believed this background and experience would be a beneficial fit with the Company’s needs and would provide the company with an experienced individual to  analyze the Company’s operations.

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

Mr. Newell was nominated to serve our Board of Directors at a time when the Company was attempting to expand its market presence.  His background includes an emphasis on marketing activities in government as well as private industry.  As a result, he provides not only knowledge of product and service marketing but also brings business insight into the governmental regulatory environment.

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

Mr. Scates was nominated to serve on our Board of Directors at such time when we were seeking to expand our product offerings.   He is knowledgeable of the powered gate industry and brings experience in research and manufacturing.

Significant Employees

At December 31, 2009 we had no full time employees.  Our Chief Financial Officer, who also serves as our Acting President, is employed on a part-time basis.  We support operations by using consultants and contract piece workers as required.

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

The Audit Committee discussed with our independent auditors the overall scope and plans for their audit. The Committee meets with the independent auditors, with and without management present, to discuss the results of their examination, and the overall quality of our financial reporting. The Audit Committee held 4 meetings during 2009.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to our Board of Directors, and the Board approved, that the audited financial statements be included in our Annual Report on Form 10-K for the 2009 fiscal year for filing with the Securities and Exchange Commission. The Audit Committee and the Board of Directors have also recommended the selection of our independent auditors.

THE AUDIT COMMITTEE

Gregory Newell, Chairman
John Scates

Board Meetings and Independence

During the year ended December 31, 2009, the Board of Directors of the Company held 4 telephonic meetings.   Each director attended at least 75% of the aggregate of (1) the total number of meetings of the Board (held during the period for which he has been a director) and (2) the total number of meetings held by all committees of the Board on which he served (during the periods that he served).

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers to send reports of their ownership of the equity securities of the Company and of changes in such ownership to the SEC. SEC regulations also require the Company to identify in this Annual Report on Form 10-K any person subject to this requirement who failed to file any such report on a timely basis, including the following:  Edmund C. King, John E. Scates and Gregory J Newell.

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

Director Compensation

We do not have a formal plan for compensating our directors but during the 2009 fiscal year each of our Directors were granted 125,000 shares, respectfully, of the Company’s common stock.

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

Compensation Discussion & Analysis

Overview.

This Compensation Discussion and Analysis is intended to describe the material factors underlying the compensation policies and decisions of the Company with regard to compensation paid to our executive officers in 2008 and 2009. The Compensation Committee oversees the Company’s executive compensation in accordance with its Charter and recommends to the Board of Directors compensation for the named executive officers. The Compensation Committee receives input and recommendations when requested from our executive officers.

Our only named executive officer at the end of fiscal 2009, Mr. Edmund King, does not have a written employment agreement and works on a part-time basis for the Company. Mr. King received no salary or other cash compensation during fiscal 2009 but did receive 125,000 shares of the Company’s common stock. However the Company charged $36,000 to operations for the value of his services.

Our compensation philosophy for our executive officers has been shaped by our lack of long-term financing and our severe shortage of operating capital. Accordingly, our compensation decisions and particularly our approach to allocating compensation between cash and non-cash elements of the compensation package reflect our goal to preserve cash whenever possible. In fiscal 2007 our compensation decisions for our executive officers emphasized option grants which we believe support our goals with regard to both retention and motivation of our executive officers. In making our compensation decisions, we strive to be aware of the level of compensation which is paid to executive officers of various companies that we consider to be comparable to us in size. Our goal is for the compensation paid to our named executive officers to be at or below the fiftieth percentile of the companies that we have identified as being comparable companies.

Base Salaries.

Mr. King did not receive any base salary in fiscal 2009; however, a proforma amount of $36,000 has been charged to operations and credited to additional paid in capital.

Option Grants.

 No Options were granted in fiscal year 2009.

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

Change in Control Severance Policy.

None.

REPORT OF COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and discussed it with the Company’s management. Based on the Compensation Committee’s review and discussions with management, the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for fiscal 2009.

John E Scates, Chairman Gregory J Newell

DIRECTOR COMPENSATION
FOR THE THREE YEARS ENDED DECEMBER 31, 2009
Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edmund C. King -	2007	----	----	20,000	----	----	----	----
	2008	----	----	----	----	----	----	----
	2009	----	1,000	----	----	----	----	----
Greg Newell -	2007	----	----	----	----	----	----	----
	2008	----	----	----	----	----	----	----
	2009	----	1,000	----	----	----	----	----
John Scates -	2007	----	----	----	----	----	----	----
	2008	----	----	----	----	----	----	----
	2009	----	1,000	----	----	----	----	----

Employment Agreements with Executives

We have no written employment agreements.

Equity Incentive Plans

We have five stock plans as listed below:

Plan	Shares Authorized for Issuance
2000 Plan	1,200,000
2002 Plan	1,500,000
2003 Plan	1,500,000
2003A Plan	3,500,000
2006 Plan	2,500,000
10,200,000

All of the Plans have been approved by the Board of Directors and all, except for the 2006 Plan, have been approved by the Shareholders.  All of the plans authorize awards of incentive stock options or non-qualified stock options to employees, directors, and consultants of our company and affiliates. The purposes of the Plans are as follows: to encourage and enable employees, directors, and consultants to acquire a proprietary interest in the growth and performance of our company; to generate an increased incentive for key employees and directors to contribute to our future success and prosperity, thus enhancing the value of our company for the benefit of our stockholders; and to enhance the ability of our company to attract and retain key employees and directors who are essential to progress, growth, and profitability.

The Plans are administered by the Compensation Committee of our Board (the “Administrator”). All members of our Compensation Committee are non-employee directors and outside directors, as defined in the Plans. Subject to the limitations set forth in the Plans, the administrator has the authority to grant options, to determine the purchase price of the shares of our common stock covered by each option, to establish the term of each option, to determine the number of shares of our common stock to be covered by each option, to establish vesting schedules, to designate options as incentive stock options or non-qualified stock options, and to determine the persons to whom grants are to be made.

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

Except as provided to the contrary in the option agreement, options granted under the Plans vest in one-third annual increments, beginning on the grant date of the option. In no event may an incentive stock option be granted more than 10 years from the effective date of the plan or be exercised after either the expiration of 10 years from the grant date, or five years from the grant date in the case of a 10% Stockholder.

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

We, from time to time, grant to our directors, executive officers and employees options to purchase our common stock under the Plans. As of December 31, 2009, Invisa had no options to purchase shares of common stock outstanding or exercisable.

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

The following table sets forth the beneficial ownership of shares of our common stock as of December 31, 2009 for:

•	each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each named executive officer; and

•	all of our directors and executive officers as a group.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of December 31, 2009 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.

Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner (1)	Reporting Status	Aggregate Number of Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned
Stephen A. Michael	5% Stockholder	3,939,261	10.08%
Michael R. Ries (Trustee)	5% Stockholder	1,864,584	5.04
Frank A Ficarra (Trustee)	5% Stockholder	1,864,584	5.04
Samuel S Duffey	5% Stockholder	5,082,740 (3)	12.63
Edmund C. King	Acting President, CFO, Director	1,201,772 (4)	3.31
Gregory J. Newell	Director	328,565	0.93
John E. Scates	Director	328,565	0.93
All officers and directors as a group		1,858,902	5.02%

(1)
Unless otherwise provided herein all addresses are C/O Invisa, Inc., 1800 2nd Street, Suite 965 Sarasota, FL 34236. The address for Mr. Ries is 4837 Swift Road, Suite 210, Sarasota, Florida 34231; for Mr. Ficarra is 4837 Swift Road, Suite 210, Sarasota, Florida 34231;

(2)
The percentage calculations are based on 35,156,081 shares that were outstanding as of December 31, 2009 plus the respective beneficial shares owned by each selling stockholder. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of December 31, 2009 are deemed outstanding for computing the number, and the percentages of outstanding shares beneficially owned by the person holding such options, but are not deemed outstanding for computing the percentage beneficially owned by any other person.

(3)	Includes 4,528,666 shares held in the name of Friday Harbour and 554,074 in Mr. Duffey’s name.

(4)	Includes 1,196,792 shares held in Mr. King’s name, and 5,000 shares held in the name of the King Family Trust.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the compensation discussed herein, we had no items to disclose hereunder for 2009 except Mr. King had loaned  $20,124 to the Company during 2007 and an additional $136 in 2008 aggregating $20,260. The loans were not secured and are interest free; they remain outstanding and unpaid at December 31, 2009 and on the date hereof

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2009 and 2008, annual fees approved for the year-end audit and interim reviews aggregated approximately $32,000 for each year.  In addition, during 2009 and 2008 tax-related fees approved for compliance aggregated, approximately, $4,000 and $4,000 respectively.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services, provided by Stark, Winter Schenkein & Co., LLP in and 2008 and 2009 and Kingery & Crouse, PA in 2010. Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or its designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the year at each such meeting.

Effective January 2010, Stark, Winter Schenkein & Co., LLP was replaced by Kingery & Crouse, PA as the Company’s independent auditors.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this amendment to annual report on Form 10-K/A:

INDEX TO EXHIBITS

ITEM NO.	DESCRIPTION
2.1 1
Agreement of Merger and Plan of Reorganization dated 2/25/02 by and among SmartGate Inc., SmartGate/RadioMetrix Acquisition Corp. and Radio Metrix Inc., Letter of Clarification, and Amendment dated as of April 24, 2003

10.1 1
Quarterly Revenue Based Payment Agreement by and among the Company and Stephen A. Michael, Spencer Charles Duffey Irrevocable Trust u/a/ d July 29, 1998, Elizabeth Rosemary Duffey Irrevocable Trust u/a/d July 29, 1998, Robert T. Roth, William W. Dolan dated as of February 25, 2002; and Amendment dated as of April 24, 2003

10.2 1
Promissory Note, Security Agreement, and Escrow Agreement - Re: Daimler Capital Partners, Ltd. - loan and stock options; Stock Option Agreement with Daimler Capital Partners, Ltd. - October 28, 2002; Stock Option Agreement with Daimler Capital Partners, Ltd. - February 28, 2003

10.3 1	Form of Plan 2003 Option Agreement with Joseph F. Movizzo - May 13, 2003 (including form of Letter of Investment Intent)

10.4 1	Consulting Agreement - March 2003 between Crescent Fund, Inc. and the Company

10.5 1	Agreement dated as of April 24, 2003 between Alan A. Feldman and the Company

10.6 1	Financing Agreement dated as of May 9, 2003 between BarBell Group, Inc. and the Company

10.7 1	Series 2003A 7% Convertible Note Due June 9, 2004, dated May 9, 2003 from the Company to BarBell Group, Inc.

10.8 1	Investment Agreement dated as of May 9, 2003 between BarBell Group, Inc. and the Company

10.9 1	Warrant to Purchase Shares of Common Stock dated as of May 9, 2003, issued by the Company to BarBell Group, Inc.

10.10 1	Registration Rights Agreement dated as of May 9, 2003 between the Company and BarBell Group, Inc.

10.11 1	Broker-Dealer Placement Agent Selling Agreement - May 2003 between Capstone Partners LC and the Company

10.12 2	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 between Capstone Partners LC and the Company

10.13 2	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 executed by Nautilus Technologies, Ltd. - subscribing for 125,000 Units

10.14 2	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 executed by GM Capital Partners, Ltd. - subscribing for 50,500 Units

10.15 2	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 executed by Kallur Enterprises, Ltd. - subscribing for 50,000 Units

10.16 2	Publicity Agreement - July 2003 between Capital Financial Media, Inc. and the Company

10.17 2	Consulting Agreement - July 2003 between National Financial Communications Corp. and the Company

10.18 2	Agreement - July 2003 between Brooks Houghton & Company, Inc. and the Company

10.19 2	Non-Exclusive Financial Advisor Agreement - July 2003 between Source Capital Group, Inc. and the Company

10.20 2	Consulting Agreement - July 2003 between Patrick W.H. Garrard d/b/a The Garrard Group of West Redding, CT and the Company

10.21 2	Investment Agreement Modification I dated as of July 21, 2003 by and among Invisa, Inc. and BarBell Group, Inc.

10.22 2	Joint Development Agreement - July 2003 between Dominator International Ltd. And SmartGate, L.C.

10.23 3	Engagement Agreement dated September 9, 2003 between G.M. Capital Partners, Ltd and Invisa, Inc.

10.24 4	Employment Agreement dated November 6, 2003 between Herb Lustig and Invisa, Inc.

10.25 4	Severance Agreement dated November 13, 2003 between Samuel S. Duffey and Invisa, Inc.

10.26 4	Agreement dated November 13, 2003 between Invisa, Inc. and the Duffey related shareholders

10.27 5	SDR Metro Inc. letter extension agreement

10.28 5	SDR Metro Inc. confirmation letter agreement

10.29 5	Severance Agreement dated January 26, 2004 between Stephen A. Michael and Invisa, Inc.

10.30 5	Consulting Agreement dated January 26, 2004 between Stephen A. Michael and Invisa, Inc.

10.31 5	Severance Agreement dated December 31, 2003 between William W. Dolan and Invisa, Inc.

10.32 5	Agreement dated February 11, 2004 between The Video Agency, Inc. and Invisa, Inc.

10.33 5	Employment Agreement dated March 2004 between Charles Yanak and Invisa, Inc.

10.34 5	2003-A Employee, Director, Consultant and Advisor Stock Compensation Plan.

10.35 5	First Amendment to Invisa, Inc., 2003 Incentive Plan Date As of November 6, 2003

10.36 5	Stock Option Agreement for Herb M. Lustig dated November 6, 2003

10.37 6	Subscription Agreement for issuance of 22,000 shares of Series A Convertible Preferred Stock and Common Stock Warrants

10.38 6	Registration Rights Agreement

10.39 6	Warrants to Purchase Common Stock (Mercator Momentum Fund, LP, Mercator Advisory Group, LLC, and Monarch Pointe Fund, Ltd.)

10.40 6	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock.

10.41 7	Marketing Agreement between Aurelius Consulting Group and Invisa, Inc.

10.42 7	Lease Agreement among HAR-WAL ASSOCIATES, INC. and WR-I ASSOCIATES, LTD. and Invisa, Inc. dated September dated September 23, 2004

10.43 11	Business consulting agreement

10.44 11	Opinion of counsel regarding legality of Common Stock

10.45	Consent of Aidman, Piser and Company, PA

10.46 11	Consent of Legal Counsel

10.47 11	Power of Attorney relating to subsequent amendments

10.48 9
Promissory note agreements dated October 10, 2006 by and between Invisa, Inc. and M.A.G. Capital, LLC; Mercator Momentum Fund III, LP and Monarch Pointe Fund, Ltd. Borrowing Certificates and Forms of Assignments

10.499	Warrant Agreement dated October 10, 2006 by and between Invisa, Inc. and Ocean Park Advisors, LLP

10.50 9	UCC Financing Statements

10.51 9	Schedule of Advances: Permitted Payments

10.52 10	Business Consulting Agreement dated August 14, 2006 between Invisa, Inc. and John Anderson

10.53 17	Carl A. Parks Employment agreement

10.54 16	Forbearance and Modification agreement dated July 27, 2007

10.55 16	Promissory Note dated July 25, 2007

10.56 15	Promissory Note dated March 6, 2007

10.57 16	Forbearance and Modification Agreement

10.58 18	Audit Committee Charter

10.59 18	Senior Secured Promissory Note date March 28, 2008

10.60 18	Forbearance and Modification Agreement dated March 28, 2008

10.61 18	Extension of Promissory Note dated April 11, 2008

10.62 19	Senior Secured Promissory Note dated July 1, 2008

10.63 19	Forbearance and Modification Agreement dated June 1, 2008

10.64 20	Note and Share Exchange Agreement dated July 31, 2008

10.6520	Certificate of Designations of Preferences and Rights dated December 22, 2008.

10.668	Senior Secured Promissory Note dated March 24, 2010.

10.678	Senior Secured Promissory Note (Line of Credit) dated March 24, 2010.

10.688	Note Extension Agreement dated March 24, 2010.

10.698	Note Extension Agreement dated March 24, 2010.

10.708	Note Extension Agreement dated March 24, 2010.

10.718	Note Extension Agreement dated March 24, 2010.

10.728	Note Extension Agreement dated March 24, 2010.

10.738	Terms of Exchange dated January 11, 2010.

10.748	Amended and Restated Certificate of Designations of Preferences and Rights of Series B of Convertible Preferred Stock of Invisa, Inc. dated January 11, 2010.

10.758	Letter Term Sheet and Consent Documents dated January 11, 2010.

10.768	Share Exchange Agreement dated January 11, 2010.

10.778	Property Lease dated February 8, 2010.

31.18	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 8	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 8	Certification Pursuant to 18 U.S.C. Section 1350.

32.2 8	Certification Pursuant to 18 U.S.C. Section 1350.

1	Previously filed on June 23, 2003 with Invisa’s Form 10-KSB for the year ended December 31, 2002 and are incorporated by reference.

2	Previously filed on August 1, 2003 with Invisa’s Form 10-QSB for the quarter period ended June 30, 2003 and are incorporated by reference.

3	Previously filed on September 17, 2003 with Invisa’s Form 8-KA (Amendment No. 1) dated September 9, 2003 and is incorporated by reference.

4	Previously filed on November 14, 2003 with Invisa’s Form 8-K dated November 6, 2003 and are incorporated by reference.

5	Previously filed on April 14, 2004 with Invisa Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

6	Previously filed on August 18, 2004 with Invisa Form 10-QSB and incorporated herein by reference.

7	Previously filed on February 7, 2005 with Invisa Form 10-KSB for the year ended December 31, 2004 and incorporated herein by reference.

8	Filed herewith.

9	Previously filed on October 10, 2006 with Invisa Form 8-K/A dated October 10, 2006 and are incorporated by reference.

10	Previously filed on August 17, 2006 with Invisa Form 8-K dated August 14, 2006 and are incorporated by reference.

11	Previously filed on August 14, 2006 with Invisa Form S-8 dated August 14, 2006 and are incorporated by reference

12	Previously filed on April 14, 2007 with Invisa For 10-KSB and incorporated herein by reference.

13	Previously filed on August 1, 2007 with Invisa’s Form 8-K and incorporated herein.

14	Previously filed on July 26, 2007 with Invisa’s Form 8-K and incorporated herein.

14 1	Code of Business Conduct and Ethics and Compliance Program

15	Previously filed on March 6, 2007 with Invisa’s Form 8-K and incorporated herein.

16	Previously filed on November 14, 2007 with Invisa Form 10-QSB and incorporated herein by reference.

17	Previously filed on April 18, 2007 with Invisa Form 10-KSB and incorporated herein by reference.

18	Previously filed on April 14, 2008 with Invisa Form 10-KSB and incorporated herein by reference.

19	Previously filed on July 30, 2008 with Invisa Form 8-K and incorporated herein by reference.

20	Previously filed on January 13, 2009 with Invisa Form 8-K and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVISA, INC.

Dated: March 31, 2010	By:	/s/ Edmund C. King
Edmund C. King
Acting President

Dated: March 31, 20010	By:	/s/ Edmund C King
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

Dated: March 31, 20010	/s/ Edmund C. King
Edmund C. King, Acting President

Dated: March 31, 20010	/s/ Edmund C. King
Edmund C. King, Chief Financial Officer, Director

Dated: March 31, 20010	/s/ Gregory J. Newell
Gregory J. Newell, Director

Dated: March 31, 20010	/s/ John E. Scates
John E. Scates, Director

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Stockholders
Invisa, Inc.

We have audited the accompanying balance sheets of Invisa, Inc. (the “Company”) as of December 31, 2008 and 2009, and the related statements of operations, stockholders’ (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Invisa, Inc. as of December 31, 2008 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kingery & Crouse, PA Kingery & Crouse, PA Certified Public Accountants
Tampa, Florida March 31, 2010

Invisa, Inc.
BALANCE SHEETS

	December 31,
	2008		2009
ASSETS
Current assets:
Cash and cash equivalents	$	----		$157
Accounts receivable		6,498		6,187
Inventories		35,115		15,724
Prepaids and other assets		5,366		5,158
Total current assets		46,979		27,226

Furniture, fixtures and equipment, net of $39,718 and $40,130, respectively of accumulated depreciation		2,800		2,389
Total assets		$49,779		$29,615

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Bank overdraft		$191	$	----
Accounts payable, trade		118,410		98,108
Accrued interest expense		30,377		92,376
Due to stockholders and officers		105,334		105,334
Notes Payable		494,030		----
Preferred dividends payable		261,375		315,720

Total current liabilities		1,009,717		611,538

Notes Payable		----		563,400

Stockholders’ Deficit
Convertible Preferred Stock, 5 million shares authorized ($0.001 par value):
Series A, 14,500 and 9,715, respectively, shares issued and outstanding		798,500		798,500
Series B, 10,000 and 9,000, respectively, shares issued and outstanding		900,000		900,000
Series C, 6,668 and 6,668, respectively, shares issued and outstanding		654,907		654,907
Common Stock; 95,000,000 shares authorized ($.001 par value), 34,781,081and 35,156,081, respectively, shares issued and outstanding		34,781		35,156
Additional paid-in capital		31,975,470		32,016,025
Accumulated deficit		(35,323,596)		(35,549,911)

Total stockholders’ deficit		(959,938)		(1,145,323)

Total liabilities and stockholders’ deficit		$49,779		$29,615

See notes to financial statements.

Invisa, Inc.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2009

Net sales	$102,297	$147,589
Other operating revenues	----	----
	102,297	147,589
Costs and expenses:
Cost of goods sold	60,558	64,113
Selling, general and administrative expenses	256,999	219,533

Loss from operations	(215,260)	(136,057)

Other income (expense):
Interest (expense)and other, net	(56,348)	(62,202)
Debt extinguishment gain	377,454	24,714
Other	----	1,575
	321,106	(35,913)
Income (Loss) before income tax	105,846	(171,970)
Income tax	----	----

Net Income (Loss)	105,846	(171,970)

Preferred Stock dividends	(87,750)	(54,345)
Net Income (Loss) applicable to Common Stockholders	$18,096	$(226,315)

Net Income (Loss) per share applicable to Common Stockholders:
Basic and diluted	$0.00	$(0.00)

Weighted average Common Stock shares outstanding: Basic and diluted	33,230,793	34,875,602

See notes to financial statements.

Invisa, Inc.
STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

	Convertible Preferred Stock		Common Stock		Additional paid – in capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2007	24,500	$2,277,000	25,066,126	$25,066	$31,797,807	$(35,341,692)	$(1,241,820)

Employee share-based compensation	----	----	2,667,361	2,667	24,006	----	26,674
Pro Forma officer compensation	----	----	----	----	35,500	----	35,500
Shares issued for settlement of debt	----	----	7,047,594	7,048	62,709	----	69,757
Contribution to capital	----	----	----	----	55,448	----	55,448
Preferred Stock Series B dividend	----	----	----	----	----	(87,750)	(87,750)
Preferred Series C Stock (6,185 shares) issued for settlement of debt, dividends and Preferred Series A and B Stock (4,785 shares and 1,000 shares, respectively)	400	35,541	----	----	----	----	35,541
Preferred Series C Stock issued for settlement of debt	483	40,866	----	----	----	----	40,866
Net Income	----	----	----	----	----	105,846	105,846
BALANCE AT DECEMBER 31, 2008	25,383	2,353,407	34,781,081	34,781	31,975,470	(35,323,596)	(959,938)
Pro Forma officer compensation	----	----	----	----	36,000	----	36,000
Shares issued for settlement of debt	----	----	----	----	1,930	----	1,930
Preferred Stock Series B dividend	----	----	----	----	----	(54,345)	(54,345)
Issuance of Common Stock to Board Members	----	----	375,000	375	2,625		3,000
Preferred Series C Stock issued for settlement of debt	----	----	----	----	----	----	----
Net Income	----	----	----	----	----	(171,970)	(171,970)
BALANCE AT DECEMBER 31, 2009	25,383	$2,353,407	35,156,081	$35,156	$32,016,025	$(35,549,911)	$(1,145,323)

See notes to financial statements.

Invisa, Inc.
STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2008		2009

Cash flows from operating activities:
Net income (loss)		$105,846	$(171,970)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization		515	411
Share Based Compensation and Proforma officer compensation		62,174	39,000
Debt extinguishment gain		(377,454)	(24,714)
Changes in operating assets and liabilities:
Accounts receivable		12,827	311
Inventories		(14,663)	19,391
Prepaids and other assets		(1,068)	209
Accounts payable, trade		(53,276)	6,341
Accrued expenses		----	61,999
Net cash used in operating activities		(265,099)	(69,022)

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment		(103)	----
Net cash used in investing activities		(103)	----

Cash flows from financing activities:
Proceeds from notes payable		262,730	69,370
Bank overdraft		191	(191)
Net cash provided by financing activities		262,921	69,179

Net (decrease) increase in cash		(2,281)	157
Cash at beginning of period		2,281	----
Cash (overdraft) at end of period	$	----	$157

See notes to financial statements.

Invisa, Inc.

STATEMENTS OF CASH FLOWS - CONTINUED

	Year Ended December 31,
	2008		2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest		$37,132		$203

Cash paid for Income Taxes	$	----	$	----

Non-cash financing and investing activities:

Exchange of liabilities for Common Stock		$69,757	$	-----

Preferred dividends accrued as liabilities		$87,750		$54,345

Exchange of liabilities for Preferred Stock and dividends paid in Preferred Stock		$76,407	$	----

 See notes to financial statements.

Invisa, Inc.
NOTES TO FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF ORGANIZATION AND BUSINESS

Invisa, Inc., (the “Company” or “Invisa”) is an enterprise that incorporates safety system technology and products into automated closure devices, such as parking gates, sliding gates, overhead garage doors and commercial overhead doors. Invisa has also demonstrated production-ready prototypes of security products for the museum and other markets.   The Company is currently manufacturing and selling powered closure safety devices.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable, Major Customer Information and Export Sales

Accounts receivable are due primarily from companies in the gate manufacturing industry located throughout the United States and the United Kingdom. Credit is extended based on an evaluation of the customers’ financial condition and, generally, collateral is not required. Account balances are evaluated for collectability based on the condition of the customers’ credit including repayment history and trends and relative economic and business conditions. Bad debts have not been significant.  During 2008, Magnetic Automation Corp. was our largest customer, comprising approximately 21% of our product revenues. During 2009, Automatic Systems America was our largest customer, comprising approximately 11% of our product revenues.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using an averaging method, which approximates the first-in, first-out method.  Inventory consists principally of finished goods and raw materials.

Furniture, Fixtures and Equipment

Furniture, fixtures, and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives, principally five years. Leasehold improvements are amortized over the term of the lease or the estimated useful lives, whichever is shorter.   Depreciation expense was $515 and $411 for 2008 and 2009 respectively.

Revenue

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Product sales under fixed price arrangements are recognized as revenue upon shipment of product (when title transfers to the purchaser) and collectability is assured. Other operating revenues relate to services and are recorded when services are complete.

Shipping costs

Shipping and handling costs are included in cost of sales in the accompanying statements of operations.

Research and Development Costs

Research and development costs consist of direct costs that are associated with the development of the Company’s technology. These costs are expensed as incurred.  During the years 2008 and 2009, the Company did not incur research and development expense.

Advertising Costs

The Company’s policy is to expense advertising costs as incurred.

Warranty Costs

The Company warrants its products for ninety days. Estimated warranty costs are recognized in the period product is shipped. However, there have been no significant warranty costs incurred through December 31, 2009, nor are any significant amounts expected to occur subsequently. Accordingly, no warranty liability has been recognized for any period presented.

Income Taxes

The Company follows ASC 740 Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Beginning January 1, 2007, we adopted ASC 740-10-05 Accounting for Uncertainty in Income Taxes. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, notes payable and due to stockholders. The carrying amounts of these financial instruments approximate their fair value, due to the short-term nature of these items and the use of market rates of interest.  The carrying value of the Company’s long-term debt approximates fair value based on the terms and conditions of similar debt instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets or asset groups, annually; or whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related asset may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. There were no impairments in 2008 or 2009.

Income (Loss) per Share

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

At December 31, 2009 the preferred stock was convertible into 20,757,500 shares of common stock, which has not been considered in the calculation of diluted loss per share since the effect would be anti-dilutive.

 Equity-Based Compensation

The Company accounts for stock based compensation in accordance with ASC 718 Stock Compensation. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

Accounting Standards Codification

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles  (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB ASC has become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Participating Securities Granted in Share-Based Transactions

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 260, Earnings Per Share (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities).  The new guidance clarifies that non-vested share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and included in basic earnings per share. The Company’s adoption of the new accounting standard did not have a material effect on previously issued or current earnings per share.

Business Combinations and Noncontrolling Interests

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 805, Business Combinations (formerly SFAS No. 141(R), Business Combinations).  The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The Company’s adoption of the new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 810, Consolidations (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements).  The new accounting standard establishes accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, this guidance has eliminated the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Fair Value Measurement and Disclosure

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly FASB FSP No 157-2, Effective Date of FASB Statement No. 157), which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820 (formerly FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320, Investments — Debt and Equity Securities . The provisions of the new standard were effective for interim periods ending after June 15, 2009. The adoption of the new standard on April 1, 2009 did not have a material on the Company’s consolidated financial statements.

In April 2009, the Company adopted a new accounting standard included in ASC 820, (formerly FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments).  The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end. The provisions of the new standard were effective for the interim periods ending after June 15, 2009. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Derivative Instruments and Hedging Activities

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 815, Derivatives and Hedging (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No.133). The new accounting standard requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. Since the new accounting standard only required additional disclosure, the adoption did not impact the Company’s consolidated financial statements.

Other-Than-Temporary Impairments

In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is part of ASC 320, Investments — Debt and Equity Securities (formerly FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), and other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value.  The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events  (formerly SFAS No. 165,  Subsequent Events)  is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was March 31, 2010.

Accounting Standards Not Yet Effective

Accounting for the Transfers of Financial Assets

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets,  an amendment to SFAS No.  140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have to the Company’s consolidated financial statements.

Accounting for Variable Interest Entities

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, Amending FASB Interpretation No. 46(R), was adopted into Codification in December 2009 through the issuance of ASU 2009-17. The revised guidance amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

NOTE C - COMMON AND PREFERRED STOCK

In September 2004, the Company issued 22,000 shares of Series A Convertible Preferred Stock in the face amount of $2,200,000 for $1,937,000 (net of $263,000 transaction expenses) which was paid in the respective amounts of $1,158,200 and $778,800 at closing. Additionally, the transaction included:

●
Issuance of Detachable Warrants to acquire up to 1,500,000 shares of the Company’s Common Stock at $1.00 per share. The Warrants expire on August 16, 2007.  The terms of these Warrants were revised in August 2007 to extend the expiration date to August 2010 however the warrants were cancelled in 2008.

●
In addition to the transaction costs referred to above, the Company granted 162,500 shares of Common Stock and Detachable Warrants to acquire up to 162,500 shares of the Company’s Common Stock at $1.00 per share to a broker. The term of the Warrants was three years.

●
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

The Company accounted for the host instrument as equity under the ASC guidance and accounted for both the beneficial conversion feature and the warrants as equity as well.

In August 2005, the Company issued 10,000 shares of Series B Convertible Preferred Stock in the face amount of $1,000,000 for $878,000 (net of $122,000 transaction expenses) which was paid in the respective amounts of $378,000 and $500,000 at closing. Additionally, the transaction included:

●
Detachable warrants to acquire up to 2,500,000 shares of the Company’s Common Stock at $0.30 per share. The warrants expire on August 31, 2010 and are subject to call by the Company upon the Common Stock trading at a price of $0.60, a minimum trading volume of 60,000 shares for 20 consecutive days and the registration statement being effective.

●
In addition to the transaction costs referred to above, the Company granted warrants to acquire up to 666,667 shares of the Company’s Common Stock at $0.16 per share to a broker. The term of the warrants was three years.

●
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

The Company accounted for the host instrument as equity under ASC guidance and accounted for both the beneficial conversion feature and the warrants as equity as well.

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

In 2008 the Company also issued 6,205 shares of its Series C Convertible Preferred stock in exchange for 4,785 and 1,000 shares, respectively of its Series A and Series B Convertible Preferred stock.  In addition, the Company issued 483 shares of its Preferred C stock for settlement of debt.  The C preferred stock is (i) non voting, (ii) entitled to receive dividends, when, and/if declared by the Board of Directors, (iii) senior to the common stock in liquidation and (iv) convertible into common stock at $0.12 per common share at the option of the holder and under certain conditions at the option of the Company.

In 2009 the Company’s Board authorized the grant of 375,000 shares of its common stock to its Directors as compensation.  Value of the shares was based on the market price at date of grant aggregated $3,000.

NOTE D- STOCK OPTION AND WARRANT ACTIVITY

The Company has five stock-based compensation plans which provides for the granting of options to purchase the Company’s Common Stock to employees, directors, consultants and advisors. The options granted are subject to a vesting schedule as set forth in each individual option agreement.

Maximum Shares
of Common Stock
Plan	which can be issued
2000 Plan	1,200,000
2002 Plan	1,500,000
2003 Plan	1,500,000
2003A Plan	3,500,000
2006 Plan	2,500,000
10,200,000

Activity with respect to the stock-based compensation plans is summarized as follows:

	Shares	Range of Exercise Prices	Weighted- average Option per price per share
Outstanding at December 31, 2007	5,840,000	$0.11	$0.11
Options Granted	----	----	----
Options Canceled/Expired	(5,840,000)	$0.11	$0.11
Options Outstanding at December 31, 2008 and 2009	----	----	----

Aggregate intrinsic value of options outstanding at December 31, 2009 is $0.00.

The total intrinsic value of options exercised during 2008 and 2009 was $0.00 and $0.00, respectively.

Activity with respect to warrants for common stock is as follows:

	Shares	Range of Exercise Prices	Weighted- average Option per price per share
Outstanding at December 31, 2007	7,149,167	0.62	0.62
Warrants canceled/expired	(7,149,167)	0.62	0.62
Outstanding at December 31, 2008	----		----

As of December 31, 2009, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements.

NOTE E - COMMITMENT AND CONCENTRATIONS

Operating Leases

In February 2010, the Company began occupying space in a building in Sarasota, Florida under a lease with a one year term expiring February 28, 2010, and annual lease payments of approximately $23,208. Rent expense for the years ended December 31, 2008 and 2009, was $8,535 and $5,530, respectively.

Concentrations

 During 2008, one customer comprised approximately 21% of total sales revenue.

 During 2009, one customer comprised approximately 11% of our total sales revenue.

NOTE F - DUE TO STOCKHOLDERS AND OFFICERS

Due to stockholders and officers consists of the following at December 31, 2008 and 2009:

Monarch Point Fund, Ltd	$85,074
Edmund C. King	20,260
Total	$105,334

These advances are due on demand and bear interest at 10% to Monarch Point Fund, Ltd. and no interest is due on the remaining note of $20,260.

NOTE G - LINES OF CREDIT

The Company has four lines of credit with a private investor.  The credit facilities allow for advances up to $500,000, bear interest at 10% and have a first security interest in all of the Company’s assets.  Additionally the credit facilities are secured by a security interest in 53,333,333 shares of the Company’s common stock which are held in escrow.  Because the credit facilities are not in default the shares are not treated as issued and outstanding.  At December 31, 2009, $563,400 is outstanding.  The Notes were due December 31, 2009, but under an oral understanding had been held in abeyance while discussions are in progress for anticipated additional financing under proposed terms consistent with the existent notes.  Accrued interest under these obligations totaled $64,920 at December 31, 2009; interest expense was $56,348 and $62,202 during 2008 and 2009, respectively.  (See Note J)

NOTE H – GAIN ON THE SETTLEMENT OF DEBT

During 2008 and 2009 the Company recorded a gain on the settlement of debt as follows:

Cash:	2008	2009
Amount of debt settled	$190,955	$24,714

Cash payments	(84,815)	----
Gain	106,140	24,714

Common stock:
Amount of debt settled	341,071	----
Fair value of common shares issued	(69,757)	----
Gain	271,314	----
	$377,454	$24,714

NOTE I - INCOME TAXES

Deferred taxes are recorded for all the tax effects of existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the years ended December 31, 2008 or 2009.

Reconciliation of the federal statutory income tax rate of 34.0% to the effective income tax rate is as follows at December 31:

	2008	2009
Federal statutory income tax rate	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	(3.5)%	(3.5)%
Deferred tax asset valuation allowance	37.5%	37.5%
	-0-%	-0-%

ASC guidance requires that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. As a result the Company recorded a valuation allowance with respect to all the Company’s deferred tax assets.

The Company has a federal net operating loss carryforward of approximately $16.9 million as of December 31, 2009 which expire through 2029. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the net operating loss and other deductions, which are available to the Company. The Company has not determined the impact of these limitations at this time.

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire, we are subject to income tax audits in the jurisdictions in which we operate. We are no longer subject to U.S. federal tax examinations for fiscal years prior to 2005, and we are not subject to audits prior to the 2005 fiscal year for the state jurisdiction.

 NOTE J: SUBSEQUENT EVENTS

In March 2010, the Company’s senior lender agreed to extend the maturity dates of the outstanding Senior Secured Promissory Notes aggregating $628,320 (including $64,920 accrued interest) at December 31, 2009 until March 1, 2012.  Terms and provisions of the notes otherwise remained unchanged.

The Senior Lender also established a $150,000 Revolving Line of Credit to finance operations of the Company through December 31, 2010.  The Revolving Line has similar terms and provisions to the previous notes between the Company and the Senior Lender and is due and payable March 1, 2012.

In January 2010, the Company commenced an exchange offer, which remains open, of Series B Preferred Stockholders to convert their shares into shares of Series C Preferred Stock.  In conjunction with the January 2010 offer, the Company has restated its Series B Stock Certificate of Designation to eliminate any further accrual of dividends and provide that the Company may satisfy its obligation with respect to accrued but unpaid dividends either (a) in cash, (b) by issuance of its additional Series B Stock or (c) by issuance of common stock of the Company.