Form 10-Q
period 2010-03-31
INVISA INC
filed 2010-05-14
CIK 1172706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file numbers 000-50081

INVISA, INC.
(Name of registrant as specified in its charter)

Nevada	65-1005398
(State or Other Jurisdiction of Organization)	(IRS Employer Identification Number)

1800 2nd Street, Suite 965, Sarasota, Florida 34236
(Address of principal executive offices)

(941) 870-3950
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date, May 14, 2010: 35,156,081

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Invisa, Inc.
Form 10-Q

Part I.   Financial Information

Item 1.  Financial Statements
Invisa, Inc.
Condensed Balance Sheets

	December 31, 2009	March 31, 2010
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$157	$440
Accounts receivable	6,187	6,281
Inventories	15,724	12,351
Prepaids and other assets	5,158	10,475
Total current assets	27,226	29,547

Furniture, fixtures and equipment, net of accumulated depreciation	2,389	2,285
Total assets	$29,615	$31,832

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable, trade	98,108	115,203
Accrued interest expense	92,376	43,855
Due to stockholders and officers	105,334	105,334
Preferred dividends payable	315,720	315,720

Total current liabilities	611,538	580,112

Long-Term Debt	563,400	655,470

Total liabilities	1,174,938	1,235,582

Stockholders’ Deficit:
Convertible Preferred Stock, 5,000,000 shares authorized ($0.001 par value):
Series A, 9,715 shares issued and outstanding	798,500	798,500
Series B, 9,000 shares issued and outstanding	900,000	900,000
Series C, 6,628 shares issued and outstanding	654,907	654,907
Common Stock, 95,000,000 shares authorized, $.001 par value, 35,156,081 shares issued and outstanding	35,156	35,156
Additional paid-in capital	32,016,025	32,025,025
Accumulated Deficit	(35,549,911)	(35,617,338)
Total stockholders’ deficit	(1,145,323)	(1,203,750)
Total liabilities and stockholders’ deficit	$29,615	$31,832

See notes to condensed financial statements.

Invisa, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2010

Net sales	$18,223	$33,657
Other operating revenues	—	—
	18,223	33,657
Costs and other expenses:
Cost of goods	6,544	13,892
Selling, general and administrative expenses	70,535	70,794

(Loss) from operations	(58,856)	(51,029)

Other income (expense):
Interest (expense) and other, net	(14,388)	(16,398)

Income (Loss) before income tax	(73,244)	(67,427)
Income tax	—	—

Net Income (Loss)	(73,244)	(67,427)

Non-cash constructive dividend related to Convertible Preferred Stock accretions	—	—
Preferred stock dividends	(8,783)	—
Net Income (Loss) applicable to Common Stockholders	$(82,027)	$(67,427)

Net Loss per share applicable to Common Stockholders:
Basic and diluted	$(0.00)	$(0.00)

Weighted average Common Stock shares Outstanding :
Basic and diluted	34,781,081	35,156,081

Invisa, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2010

Net cash (used in) operating activities	$(8,959)	$(26,867)
Net cash (used in) investing activities	----	----
Cash flows from financing activities:
Proceeds from Long-Term Debt	9,900	27,150
Bank overdraft	(191)	----
Net cash provided by financing activities	9,709	27,150
Net increase in cash	750	283
Cash at beginning of period	----	157
Cash at end of period	$750	$440

See notes to condensed financial statements.

Invisa, Inc.
Notes to Condensed Financial Statements
March 31, 2010
(Unaudited)

Note A - Basis of Presentation

 The accompanying unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 8.03 of Regulation SX. The December 31, 2009 balance sheet data was derived from audited financial statements, but does not include all of the information and notes required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of Invisa, Inc. for the year ended December 31, 2009.  When used in these notes, the terms “Company”, “we,” “us” or “our” mean Invisa, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Note B - Operating Matters and Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.    For the three months ending March 31, 2010, the Company has had net (losses) applicable to Common Shareholders of $(67,427).   See Note E – Long-Term Debt to the accompanying financial statements for substantial restructuring of the Company’s debt, including extension of the Company’s debt payment dates.

Note C – Equity

During the three months ended March 31, 2010, no stock options were outstanding, granted or exercised. In addition, no shares of common or preferred stock were issued.

During the three months ended March 31, 2010, an officer contributed services with a fair value of $9,000 to the capital of the Company.

Note D – Due to Stockholders and Officers

Due to Stockholders and Officers at December 31, 2009 and March 31, 2010 is as follows:

Monarch Point Fund, Ltd	$85,074
Edmund C. King	20,260
Total	$105,334

Note E - Long-Term Debt

The Company has four lines of credit with a private investor.  The credit facilities allow for advances up to $500,000, bear interest at 10% and have a first security interest in all of the Company’s assets.  Additionally the credit facilities are secured by a security interest in 53,333,333 shares of the Company’s common stock which are held in escrow.  Because the credit facilities are not in default the shares are not treated as issued and outstanding

In March 2010, the Company’s senior lender agreed to extend the maturity dates of the outstanding Senior Secured Promissory Notes aggregating $628,320 (including $64,920 accrued interest) at December 31, 2009 until March 1, 2012.  Terms and provisions of the notes otherwise remained unchanged.

The Senior Lender also established a $150,000 Revolving Line of Credit to finance operations of the Company through December 31, 2010.  The Revolving Line has similar terms and provisions to the previous notes between the Company and the Senior Lender and is due and payable March 1, 2012.  At March 31, 2010, the Company has used $27,150 of the Line of Credit.

In January 2010, the Company commenced an exchange offer, which remains open, of Series B Preferred Stockholders to convert these shares into shares of Series C Preferred Stock.  In conjunction with the January 2010 offer, the Company has restated its Series B Stock Certificate of Designation to eliminate any further accrual of dividends and provide that the Company may satisfy its obligation with respect to accrued but unpaid dividends either (a) in cash, (b) by issuance of its additional Series B Stock or (c) by issuance of common stock of the Company.

Note F – Inventory

Inventory is stated at the lower of cost or market.  Cost is determined using an averaging method, which approximates the first in – first out method.  Inventory consists principally of finished goods and raw materials.

Note G - Earnings (loss) per Common Share

Basic and diluted earnings (loss) per share are computed based on the weighted average number of common stock outstanding during the period.  Common stock equivalents are not considered in the calculation of diluted earnings (loss) per share for the periods presented because their effect would not be material or would be anti-dilutive.

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

We financed our operations in 2009 and 2010 through revenues derived from the sale of our SmartGate ® brand safety sensors and debt financing.  We are focusing our efforts on increasing our sales of our products and reducing operating costs, where possible.  In March 2010 the company’s senior lender agreed to extend the maturity date of the Senior Secured Promissory Notes and the related accrued interest until March 1, 2012, and put in place a line of credit which we believe is sufficient to finance our operations through December 31, 2010.

Quarter Ended March 31, 2009 Compared to the Quarter Ended March 31, 2010

Net Sales – During the quarter ended March 31, 2009 and 2010, product sales totaled $18,223 and $33,657 respectively.   We had a gross profit of $11,679 for the quarter ended March 31, 2009 and gross profit of $19,765 for the quarter ended March 31, 2010. Gross margin was 36 percent during 2009 and 41 percent during 2010.  We attribute the increase in our sales in 2010 to an increase in the retail price of our products as well as the success of our new marketing strategy of targeting project work and municipalities while maintaining our current customer relationships.

Selling, General and Administrative Expenses - During the first quarter of 2009 and 2010 selling, general and administrative expenses totaled $70,535 and $70,794, respectively.

Interest (Expense) and other, Net - During first quarter of 2009 and 2010 interest (expense) and other totaled ($14,388) and ($16,398), respectively.  The interest expense during both 2009 and 2010 relates primarily to financing costs and interest due our senior lender under lines of credit to the Company.

Net Income (Loss) - Net loss decreased from ($73,244) in 2009 to a net loss of $(67,427) in 2010.  This decrease resulted principally from increased sales.

Plan of Development and Operations

We obtained funding of $9,900, in the form of short-term debt financing in the first quarter of 2009, and an additional $27,150 in the same period in 2010, which together with our cash from sales supported our operations.   We have extended the maturity of our short-term debt to March 1, 2012, and put in place a line of credit which we believe is sufficient to finance our operations through December 31, 2010 (See Note E- Long-Term Debt to the accompanying financial statements) and will explore other business opportunities such as licensing and business combinations as they may arise.

Liquidity and Capital Resources

At March 31, 2010, we had a cash and cash equivalents totaling $440.

As of March 31, 2010, the Company has borrowed $655,470 which includes $64,920 in interest payments due and owing from its senior lender.  The financing arrangements are set forth in a series of Notes having similar terms but varying terms and maturity dates, specifically (i) $128,320 in 2009, (ii) $100,000 in July 2008, (iii) $150,000 in March 2008 and (iv) $250,000 prior to 2008.  Each note bears interest at 10 percent per annum and is secured by all of the assets of the Company.  Additionally, the Company has pledged an aggregate of 53,333,333 shares of its common stock, and has committed additional capital stock, when available, as additional security for the notes.  These shares have been issued and are being held in escrow as additional collateral against the notes.    Upon full repayment of the notes, said shares will be returned to the Company.  The shares delivered to the escrow agent as security for the notes are treated as issued on the stockholder lists of the Company but will not be deemed outstanding  unless the shares are released by the escrow agent and delivered to the lender as a result of a default or non payment under the promissory notes and related security agreement.

In March 2010, as part of a restructure of the senior debt of the Company, the senior lender agreed to extend the maturity date of its $628,320 principal amount of notes and accrued interest to March 1, 2012, through a series of note extension agreements.  With the exception of the extension of the maturity date to March 1, 2012, all of the terms and provisions of the original notes remain in full force and effect, including, without limitation all security thereon.  The senior lender also established a $150,000 line of credit to finance operations of the Company through December 31, 2010.  The revolving credit facility has similar terms and provisions to the previous notes between the Company and the senior lender and is due and payable on March 1, 2012.  As of March 31, 2010, the Company has borrowed $27,150 against this Line of Credit.

            The Company had negative working capital at March 31, 2010, totaling $550,569 including $440 in cash and cash equivalents. To finance planned operations through at least the next 12 months, we will rely upon our sales revenues and the line of $150,000 line of credit established by our senior lender.   We believe that the line of credit facility and our sales revenue will be sufficient to finance our operations through December 31, 2010.  However, we will continue to explore other avenues of financing, such as licensing of our product and/or our technology and potential strategic or business relationships or combinations, and to a lesser degree private equity and debt financing.

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

Item 3. Qualitative and Qualitative Disclosure about Market Risk
NA

Item 4. Controls and Procedures

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

                Our management, including our Acting President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010 and concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Controls over Financial Reporting

               During the quarter ended March 31, 2010, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See Item 5. Other Information

Item 3. Defaults by the Company on its Senior Securities

Upon the filing of the amended and restated Certificate of Designation for the Series B Preferred Stock (the “Amended Designation”) approved by a majority of the holders on May 12,  2010, the Series B Preferred Stock will no longer accrue a mandatory quarterly dividend due in arrears on the last day of each quarter, effective December 31, 2009.  Additionally, as provided in the Amended Designation, the Company shall have the option to satisfy any outstanding dividends in cash or in securities of the Company. Notwithstanding, on the date of this filing, there are remaining accumulated dividends through the quarter ended March 31, 2010 totaling $315,720 have not been paid. (See also, Item 5.  Other Information).

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

In January, 2010, the Company offered to exchange on a share for share basis (the “Exchange”), all of the outstanding Series B Preferred Stock, par value $0.001 per share ("Series B Preferred Stock") of the Company for shares of the Company’s Series C Preferred Stock, par value $0.001 per share ("Series C Preferred Stock" and together with Series B Preferred Stock, collectively hereinafter referred to as the "Preferred Stock").   At the time of the solicitation, there were 9,000 shares of Series B Preferred Stock outstanding.  Concurrently with the Exchange, the Company also solicited consents from holders of the Series B Preferred Stock to amend its Certificate of Incorporation to modify the preferential terms of the Series B Preferred Stock, which included provisions that (i) eliminated the accrual of future quarterly dividends effective December 31, 2009 and modified the conversion rights with respect to the Series B Preferred Stock and accrued but unpaid dividends thereon, as more specifically described in the Amended Designation. For each share of Series B Preferred Stock surrendered in the Exchange, holders would receive on share of Series C Preferred Stock.  Additionally, any accumulated and unpaid dividends of the Series B Preferred Stock presented for exchange by a holder would be paid in shares of Series C Preferred Stock at a conversion rate of one share of Series C Preferred Stock for each $100.00 of accrued but unpaid dividends through December 31, 2009 (the “Dividend Conversion Rate”).

 On May 12, 2010, the Company obtained and consent of 7,000 holders of the Series B Preferred Stock, voting as a single class, approving the Amended Designation and consenting to the exchange of their respective share of Series B Preferred Stock for such equal number of Series C Preferred Stock and the conversion of all accrued and unpaid dividends thereon at the Dividend Conversion Rate set forth herein.

Item 6. Exhibits

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

INVISA, INC.

Date: May 14, 2010	By:	/s/ Edmund C. King
Edmund C. King
Title: Acting President and Acting Chief Operating Officer

Date: May 14, 2010	By:	/s/ Edmund C. King
Edmund C. King
Title: Chief Financial Officer