Form 10-Q
period 2010-06-30
INVISA INC
filed 2010-08-12
CIK 1172706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date, June 30, 2010: 35,156,081

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Invisa, Inc.
Form 10-Q

Part I.   Financial Information

Item 1.  Financial Statements
Invisa, Inc.
Condensed Balance Sheets

	December 31, 2009	June 30, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$157	$539
Accounts receivable	6,187	5,450
Inventories	15,724	9,803
Prepaids and other current assets	5,158	9,906
Total current assets	27,226	25,698

Furniture, fixtures and equipment, net of accumulated depreciation	2,389	2,183
Total assets	$29,615	$27,881

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable, trade	$98,108	$105,461
Accrued interest expense	92,376	62,896
Due to stockholders and officers	105,334	105,334
Preferred dividends payable	315,720	----

Total current liabilities	611,538	273,691

Long-Term Debt	563,400	696,798

Total liabilities	1,174,938	970,489

Stockholders’ Deficit:
Convertible Preferred Stock, 5,000,000 shares authorized ($0.001 par value):
Series A, 9,715 shares issued and outstanding	798,500	798,500
Series B, 9,000 and 2,702 shares issued and outstanding	900,000	270,160
Series C, 5,594 and 15,050 shares issued and outstanding	654,907	1,600,467
Common Stock, 95,000,000 shares authorized, $.001 par value, 35,156,081 shares issued and outstanding	35,156	35,156
Additional paid-in capital	32,016,025	32,034,023
Accumulated Deficit	(35,549,911)	(35,680,914)
Total stockholders’ deficit	(1,145,323)	(942,608)
Total liabilities and stockholders’ deficit	$29,615	$27,881

See notes to condensed financial statements.

Invisa, Inc.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Net sales	$47,245	$16,922	$65,468	$50,579
	47,245	16,922	65,468	50,579
Costs and other expenses:
Cost of goods	22,124	10,453	28,660	23,222
Selling, general and administrative expenses	49,410	52,106	119,953	122,854

(Loss) from operations	(24,289)	(45,637)	(83,145)	(95,497)

Other income (expense):
Debt Extinguishment Gain	21,228	----	21,228	----
Interest (expense) and other, net	(13,895)	(19,042)	(28,283)	(35,440)

(Loss) before income tax	(16,956)	(64,679)	(90,200)	(130,937)
Income tax	----	----	----	----

Net (Loss)	(16,956)	(64,679)	(90,200)	(130,937)

Preferred stock dividends	(15,215)	----	(23,978)	----
Net Income (Loss) applicable to Common Stockholders	$(32,171)	$(64,679)	$(114,178)	$(130,937)

Net Loss per share applicable to Common Stockholders:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average Common Stock shares Outstanding :
Basic and diluted	34,781,091	34,781,091	34,781,091	34,781,091

See notes to condensed financial statements.

Invisa, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2010

Net cash (used in) operating activities	$(42,610)	$(68, 096)
Net cash (used in) investing activities	----	----
Cash flows from financing activities:
Proceeds from Long-Term Debt	-----	68,478
Proceeds from Notes Payable	42,970	----
Bank Overdraft	(191)
Net cash provided by financing activities	42,779	68,478
Net increase in cash	169	382
Cash at beginning of period	----	157
Cash at end of period	$169	$539

See notes to condensed financial statements.

Invisa, Inc.
Notes to Condensed Financial Statements
June 30, 2010
(Unaudited)

Note A - Basis of Presentation

 The accompanying unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 8.03 of Regulation SX. The December 31, 2009 balance sheet data was derived from audited financial statements, but does not include all of the information and notes required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of Invisa, Inc. for the year ended December 31, 2009.  When used in these notes, the terms “Company”, “we,” “us” or “our” mean Invisa, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Note B - Operating Matters and Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.    For the six months ending June 30, 2010, the Company has had net (losses) applicable to Common Shareholders of $(130,937).   See Note E – Long-Term Debt for the restructuring of the Company’s debt, including extension of the Company’s debt payment dates.

Note C – Equity

During the period ending June 30, 2010 the Company converted $70,160 of accrued dividends into 702 shares of Series B preferred stock and $245,560 of accrued dividends into 2,456 shares of Series C preferred Stock.  In addition the Company converted 7,000 shares of Series B preferred stock with a value of $700,000 into 7,000 shares of Series C preferred stock.

During the six months ended June 30, 2010, an officer contributed services with a fair value of $18,000 to the capital of the Company.

Note D – Due to Stockholders and Officers

Due to Stockholders and Officers at December 31, 2009 and June 30, 2010 is as follows:

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

The Senior Lender also established a $150,000 Revolving Line of Credit to finance operations of the Company through December 31, 2010.  The Revolving Line has similar terms and provisions to the previous notes between the Company and the Senior Lender and is due and payable March 1, 2012.  At June 30, 2010, the Company has used $68,478 of the Line of Credit.

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

Quarter Ended June 30, 2009 Compared to the Quarter Ended June 30, 2010

Net Sales – During the quarter ended June 30, 2009 and 2010, product sales totaled $47,245 and $16,922 respectively.   We had a gross profit of $25,121 for the quarter ended June 30, 2009 and gross profit of $6,469 for the quarter ended June 30, 2010. Gross margin was 53 percent during the 2nd quarter of 2009 and 38 percent during the same period in 2010.

Selling, General and Administrative Expenses - During the second quarter of 2009 and 2010 selling, general and administrative expenses totaled $49,410 and $52,106, respectively.

Interest (Expense) and other, Net - During second quarter of 2009 and 2010 interest (expense) and other totaled ($13, 895) and ($19,042), respectively.  The interest expense during both 2009 and 2010 relates primarily to financing costs and interest due our senior lender under lines of credit to the Company.

Net Income (Loss) - Net loss increased from ($16,956) in 2009 to a net loss of $(64,680) in 2010.  This increase resulted principally from decreased sales.

Six Months Ended June 30, 2009 and 2010

 Net Sales and Cost of Sales - During the six months ended June 30, 2009 and 2010, net sales totaled $65,468 and $50,579 respectively. The Company's sales to date have been limited and constrained by lack of capital.  Cost of sales totaled $28,660 and $23,222, respectively, or 44% and 46% of related sales.

 Selling, General and Administrative Expenses - During the six months ended June 30, 2009 and 2010, selling, general and administrative expenses totaled $119,953 and $122,854. The increase of $2,901 in 2010 principally resulted from expenses related facility relocation.

 Interest Income (Expense) and other, Net - During the six months ended June 30, 2009 and 2010, net interest (expense) income totaled $(28,283) and $(35,440).  The interest expense during both 2009 and 2010 relates primarily to financing costs and interest due our senior lender under lines of credit to the Company.

 Net Income (Loss) - The Company’s net loss for these periods increased from ($90,200) in 2009 to a loss of ($130,937) in 2010. This increase resulted principally from reduction in sales and reduction of debt extinguishment gain.

Plan of Development and Operations

We obtained funding of $42,970, in the form of short-term debt financing in the first half 2009, and an additional $68,478 in the same period in 2010, which together with our cash from sales supported our operations.   We have extended the maturity of our short-term debt to March 1, 2012, and put in place a line of credit which we believe is sufficient to finance our operations through December 31, 2010 (See Note E- Long-Term Debt to the accompanying financial statements) and will explore other business opportunities such as licensing and business combinations as they may arise.

Liquidity and Capital Resources

At June 30, 2010, we had a cash and cash equivalents totaling $539.

As of June 30, 2010, the Company has borrowed $696,798 which includes $64,920 in interest payments due and owing from its senior lender.  The financing arrangements are set forth in a series of Notes having similar terms and maturity dates, specifically (i) $128,320 in 2009, (ii) $100,000 in July 2008, (iii) $150,000 in March 2008 and (iv) $250,000 prior to 2008.  Each note bears interest at 10 percent per annum and is secured by all of the assets of the Company.  Additionally, the Company has pledged an aggregate of 53,333,333 shares of its common stock, and has committed additional capital stock, when available, as additional security for the notes.  These shares have been issued and are being held in escrow as additional collateral against the notes.    Upon full repayment of the notes, said shares will be returned to the Company.  The shares delivered to the escrow agent as security for the notes are treated as issued on the stockholder lists of the Company but will not be deemed outstanding  unless the shares are released by the escrow agent and delivered to the lender as a result of a default or non payment under the promissory notes and related security agreement.

In March 2010, as part of a restructure of the senior debt of the Company, the senior lender agreed to extend the maturity date of its $628,320 principal amount of notes and accrued interest to March 1, 2012, through a series of note extension agreements.  With the exception of the extension of the maturity date to March 1, 2012, all of the terms and provisions of the original notes remain in full force and effect, including, without limitation all security thereon.  The senior lender also established a $150,000 line of credit to finance operations of the Company through December 31, 2010.  The revolving credit facility has similar terms and provisions to the previous notes between the Company and the senior lender and is due and payable on March 1, 2012.  As of June 30, 2010, the Company has borrowed $68,478 against this Line of Credit.

The Company had negative working capital at June 30, 2010, totaling $247,993 including $539 in cash and cash equivalents. To finance planned operations through at least the next 12 months, we will rely upon our sales revenues and the $150,000 line of credit established by our senior lender.   We believe that the line of credit facility and our sales revenue will be sufficient to finance our operations through December 31, 2010.  However, we will continue to explore other avenues of financing, such as licensing of our product and/or our technology and potential strategic or business relationships or combinations, and to a lesser degree private equity and debt financing.

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

                Our management, including our Acting President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010 and concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Controls over Financial Reporting

               During the quarter ended June 30, 2010, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2010, 7000 shares of Preferred B stock were converted into 7000 shares of Preferred C stock; accrued dividends totaling $315,720 were converted into 702 shares of Preferred B stock and 1,422 shares of Preferred C stock.  The shares are restricted as to transfer and are issued pursuant to an exemption from registration under Section 4 (2) in Regulation D.  See item 5 Other Information.

Item 3. Defaults by the Company on its Senior Securities

Upon the filing of the amended and restated Certificate of Designation for the Series B Preferred Stock (the “Amended Designation”) approved by a majority of the holders on May 12,  2010, the Series B Preferred Stock will no longer accrue a mandatory quarterly dividend due in arrears on the last day of each quarter, effective December 31, 2009.  Additionally, as provided in the Amended Designation, the Company shall have the option to satisfy any outstanding dividends in cash or in securities of the Company.  On the date of this filing, there are no remaining accumulated dividends.  (See also, Item 5.  Other Information).

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

In January, 2010, the Company offered to exchange on a share for share basis (the “Exchange”), all of the outstanding Series B Preferred Stock, par value $0.001 per share ("Series B Preferred Stock") of the Company for shares of the Company’s Series C Preferred Stock, par value $0.001 per share ("Series C Preferred Stock" and together with Series B Preferred Stock, collectively hereinafter referred to as the "Preferred Stock").   At the time of the solicitation, there were 9,000 shares of Series B Preferred Stock outstanding.  Concurrently with the Exchange, the Company also solicited consents from holders of the Series B Preferred Stock to amend its Certificate of Incorporation to modify the preferential terms of the Series B Preferred Stock, which included provisions that (i) eliminated the accrual of future quarterly dividends effective December 31, 2009 and modified the conversion rights with respect to the Series B Preferred Stock and accrued but unpaid dividends thereon, as more specifically described in the Amended Designation. For each share of Series B Preferred Stock surrendered in the Exchange, holders would receive one share of Series C Preferred Stock.  Additionally, any accumulated and unpaid dividends of the Series B Preferred Stock presented for exchange by a holder would be paid in shares of Series C Preferred Stock at a conversion rate of one share of Series C Preferred Stock for each $100.00 of accrued but unpaid dividends through December 31, 2009 (the “Dividend Conversion Rate”).

 On May 12, 2010, the Company obtained the consent of 7,000 holders of the Series B Preferred Stock, voting as a single class, approving the Amended Designation and consenting to the exchange of their respective share of Series B Preferred Stock for such equal number of Series C Preferred Stock and the conversion of all accrued and unpaid dividends thereon at the Dividend Conversion Rate set forth herein.

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
(b) None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Invisa has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVISA, INC.

Date: August 12, 2010	By:	/s/ Edmund C. King
Edmund C. King
Title: Acting President and Acting Chief Operating Officer

Date: August 12, 2010	By:	/s/ Edmund C. King
Edmund C. King
Title: Chief Financial Officer