Form 10-Q
period 2010-09-30
INVISA INC
filed 2010-11-05
CIK 1172706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date, September 30, 2010: 35,156,081

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Invisa, Inc.
Form 10-Q

Part I.   Financial Information

Item 1.  Financial Statements
Invisa, Inc.
Condensed Balance Sheets

	December 31, 2009	September 30, 2010
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$157	$1,582
Accounts receivable	6,187	2,309
Inventories	15,724	12,882
Prepaids and other current assets	5,158	9,338
Total current assets	27,226	26,111

Furniture, fixtures and equipment, net of accumulated depreciation	2,389	2,080
Total assets	$29,615	$28,191

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable, trade	$98,108	$108,681
Accrued interest expense	92,376	83,123
Due to stockholders and officers	105,334	105,334
Preferred dividends payable	315,720	----

Total current liabilities	611,538	297,138

Long-Term Debt	563,400	732,021

Total liabilities	1,174,938	1,029,159

Stockholders’ Deficit:
Convertible Preferred Stock, 5,000,000 shares authorized ($0.001 par value):
Series A, 9,715 shares issued and outstanding	798,500	798,500
Series B, 9,000 and 2,702 shares issued and outstanding	900,000	270,160
Series C, 5,594 and 15,050 shares issued and outstanding	654,907	1,600,467
Common Stock, 95,000,000 shares authorized, $.001 par value, 35,156,081 shares issued and outstanding	35,156	35,156
Additional paid-in capital	32,016,025	32,043,023
Accumulated Deficit	(35,549,911)	(35,748,274)
Total stockholders’ deficit	(1,145,323)	(1,000,968)
Total liabilities and stockholders’ deficit	$29,615	$28,191

See notes to condensed financial statements.

Invisa, Inc.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine Months ended September 30,
	2009	2010	2009	2010
Net sales	$45,521	$12,269	$110,989	$62,848

Costs and other expenses:
Cost of goods	21,309	2,659	49,969	25,881
Selling, general and administrative expenses	49,733	56,731	169,686	179,585

(Loss) from operations	(25,521)	(47,121)	(108,666)	(142,618)

Other income (expense):
Debt Extinguishment Gain	3,486	—	24,714	—
Gain on disposal of fixed asset	1,575	—	1,575	—
Interest (expense) and other, net	(17,574)	(20,305)	(45,857)	(55,745)

(Loss) before income tax	(38,034)	(67,426)	(128,234)	(198,363)
Income tax	----	----	----	----

Net (Loss)	(38,034)	(67,426)	(128,234)	(198,363)

Preferred stock dividends	(15,180)	----	(39,158)	----
Net Income (Loss) applicable to Common Stockholders	$(53,214)	$(67,426)	$(167,392)	$(198,363)

Net Loss per share applicable to Common Stockholders:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average Common Stock shares Outstanding :
Basic and diluted	34,781,081	35,156,081	34,781,081	35,156,081

See notes to condensed financial statements.

Invisa, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2010

Net cash (used in) operating activities	$(68,716)	$(102,276)
Net cash (used in) investing activities	----	----
Cash flows from financing activities:
Proceeds from Long-Term Debt	----	103,701
Proceeds from Notes Payable	69,370	----
Bank Overdraft	(191)	----
Net cash provided by financing activities	69,179	103,701
Net increase in cash	463	1,425
Cash at beginning of period	----	157
Cash at end of period	$463	$1,582

See notes to condensed financial statements.

Invisa, Inc.
Notes to Condensed Financial Statements
September 30, 2010
(Unaudited)

Note A - Basis of Presentation

 The accompanying unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 8.03 of Regulation SX. The December 31, 2009 balance sheet data was derived from audited financial statements, but does not include all of the information and notes required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of Invisa, Inc. for the year ended December 31, 2009.  When used in these notes, the terms “Company”, “we,” “us” or “our” mean Invisa, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Note B - Operating Matters and Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.    For the nine months ending September 30, 2010, the Company has had net (losses) applicable to Common Shareholders of $(198,363) See Note E – Long-Term Debt for the restructuring of the Company’s debt, including extension of the Company’s debt payment dates.

Note C – Equity

During the period ending June 30, 2010 the Company converted $70,160 of accrued dividends into 702 shares of Series B preferred stock and $245,560 of accrued dividends into 2,456 shares of Series C preferred Stock.  In addition the Company converted 7,000 shares of Series B preferred stock with a value of $700,000 into 7,000 shares of Series C preferred stock.

During the nine months ended September 30, 2010, an officer contributed services with a fair value of $27,000 to the capital of the Company.

Note D – Due to Stockholders and Officers

Due to Stockholders and Officers at December 31, 2009 and September 30, 2010 is as follows:

Monarch Point Fund, Ltd	$85,074
Edmund C. King	20,260
Total	$105,334

Note E - Long-Term Debt

The Company has four lines of credit with a private investor.  The credit facilities allow for advances up to $500,000, bear interest at 10% and have a first security interest in all of the Company’s assets.  Additionally the credit facilities are secured by a security interest in 53,333,333 shares of the Company’s common stock which are held in escrow.  Because the credit facilities are not in default the shares are not treated as issued and outstanding

Note E - Long-Term Debt (continued)

In March 2010, the Company’s senior lender agreed to extend the maturity dates of the outstanding Senior Secured Promissory Notes aggregating $628,320 (including $64,920 accrued interest) at December 31, 2009 until March 1, 2012.  Terms and provisions of the notes otherwise remained unchanged.

The Senior Lender also established a $150,000 Revolving Line of Credit to finance operations of the Company through December 31, 2010.  The Revolving Line has similar terms and provisions to the previous notes between the Company and the Senior Lender and is due and payable March 1, 2012.  At September 30, 2010, the Company has used $103,701 of the Line of Credit.

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

Note H – Subsequent Events

Effective on November 4, 2010 Invisa and Centurian Investors, Inc. (“Centurian”) entered into an agreement whereby Invisa repaid $300,000 (including all accrued and unpaid interest) owed to Centurian through the issuance of  34,090,909 shares of authorized but unissued Common Stock.  The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted as to transfer under Rule 144.  Giving effect to the debt repayment, Invisa owes Centurian an aggregate of $432,021 which has a maturity date of March 1, 2012 and is secured by all assets of Invisa.  On the date on which the terms were established, Invisa Common stock had a market price of approximately $0.0088 or approximately 110% of market price on that date.

Giving effect to this debt repayment, Invisa has 69,246,990 shares of Common stock issued and outstanding in addition to its 27,467 shares of Preferred stock issued and outstanding.

In November 2010 the Company’s senior lender agreed to increase the borrowing limit of the Company’s line of credit by $50,000.

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

Background of our Company and Plan of Operations

We manufacture and sell sensors using the Company’s patented InvisaShield™ presence-sensing technology in the safety market.  We market our line of safety sensors under the name of SmartGate ® brand safety sensors used in or with parking barrier gates to protect life and property.  All of our sales revenues are derived from the sale of our SmartGate safety sensors.

We financed our operations in 2009 and 2010 through revenues derived from the sale of our SmartGate ® brand safety sensors and debt financing.  We are focusing our efforts on increasing our sales of our products and reducing operating costs, where possible.  We have been and continue to be restricted by our available cash resources from investing in efforts to increase sales and revenue or in research and development which we believe negatively impact our ability to grow sales and revenue. Accordingly, we continue to believe that an acquisition or consolidation with a larger enterprise with established revenue and access to capital may potentially be in the shareholders best interest. In March 2010 the company’s senior lender agreed to extend the maturity date of the Senior Secured Promissory Notes and the related accrued interest until March 1, 2012, and put in place a line of credit which we believe is sufficient to finance our operations through December 31, 2010.

Quarters Ended September 30, 2009 Compared to the Quarter Ended September 30, 2010

Net Sales – During the quarter ended September 30, 2009 and 2010, product sales totaled $45,521 and $12,269 respectively.   We had a gross profit of $24, 212 for the quarter ended September 30, 2009 and gross profit of $9,610 for the quarter ended September 30, 2010. Gross margin was 53 percent during the 3rd quarter of 2009 and 78 percent during the same period in 2010.  This increase in gross margin is due primarily to decreased production costs corresponding with decrease of sales. The reduction in product sales and gross profit were approximately 73% and 60% respectively which we attribute to a slowdown in customer orders which we believe was part of the larger slow-down in the U.S. economy.

Selling, General and Administrative Expenses - During the third quarter of 2009 and 2010 selling, general and administrative expenses totaled $49,733 and $56,731, respectively.

Interest (Expense) and other, Net - During third quarter of 2009 and 2010 interest (expense) and other totaled ($17,574) and ($20,305), respectively.  The interest expense during both 2009 and 2010 relates primarily to financing costs and interest due our senior lender under lines of credit to the Company.

Net Income (Loss) - Net loss increased from ($38,034) in 2009 to a net loss of $(67,426) in 2010.  This increase resulted principally from decreased sales.

Nine Months Ended September 30, 2009 and 2010

 Net Sales and Cost of Sales - During the nine months ended September 30, 2009 and 2010, net sales totaled $110,989 and $62,848 respectively. The Company's sales to date have been limited and constrained by lack of capital.  Cost of sales totaled $49,969 and $25,881, respectively, or 45% and 41% of related sales and gross profit was $61,020 or 55% and $36,967 or 59% for the months ended September 30, 2009 and 2010.

Selling, General and Administrative Expenses - During the nine months ended September 30, 2009 and 2010, selling, general and administrative expenses totaled $169,686 and $179,585. The increase of $9,899 in 2010 principally resulted from expenses related to facility relocation.

 Interest Income (Expense) and other, Net - During the nine months ended September 30, 2009 and 2010, net interest (expense) income totaled $(45,857) and $(55,745).  The interest expense during both 2009 and 2010 relates primarily to financing costs and interest due our senior lender under lines of credit to the Company.

Net Income (Loss) - The Company’s net loss for these periods increased from ($167,392) in 2009 to ($198,363) in 2010. This increase resulted principally from reduction in sales and reduction of debt extinguishment gain.

Plan of Development and Operations

We obtained funding of $69,370, in the form of short-term debt financing in the first nine months 2009, and an additional $103,701 in the same period in 2010, which together with our cash from sales supported our operations.   We have extended the maturity of our short-term debt to March 1, 2012, and put in place a line of credit which we believe is sufficient to finance our operations through December 31, 2010 (See Note E- Long-Term Debt to the accompanying financial statements) and will explore other business opportunities such as licensing and business combinations as they may arise.

Liquidity and Capital Resources

At September 30, 2010, we had a cash and cash equivalents totaling $1,582.

As of September 30, 2010, the Company has borrowed $732,021 which includes $64,920 in interest due and owing to its senior lender.  The financing arrangements are set forth in a series of Notes having similar terms and maturity dates, specifically (i) $128,320 in 2009, (ii) $100,000 in July 2008, (iii) $150,000 in March 2008, (iv) $250,000 prior to 2008 and (v) lines of credit of $150,000 and $50,000in 2010 of which $103,701 has been borrowed against as of September 30, 2010.  Each note bears interest at 10 percent per annum and is secured by all of the assets of the Company.  Additionally, the Company has pledged an aggregate of 53,333,333 shares of its common stock, and has committed additional capital stock, when available, as additional security for the notes.  These shares have been issued and are being held in escrow as additional collateral against the notes.    Upon full repayment of the notes, said shares will be returned to the Company.  The shares delivered to the escrow agent as security for the notes are treated as issued on the stockholder lists of the Company but will not be deemed outstanding  unless the shares are released by the escrow agent and delivered to the lender as a result of a default or non payment under the promissory notes and related security agreement.

In March 2010, as part of a restructure of the senior debt of the Company, the senior lender agreed to extend the maturity date of its $628,320 principal amount of notes and accrued interest to March 1, 2012, through a series of note extension agreements.  With the exception of the extension of the maturity date to March 1, 2012, all of the terms and provisions of the original notes remain in full force and effect at September 30, 2010, including, without limitation all security thereon.  The senior lender also established a $150,000 line of credit to finance operations of the Company through December 31, 2010.  The revolving credit facility has similar terms and provisions to the previous notes between the Company and the senior lender and is due and payable on March 1, 2012.  As of September 30, 2010, the Company has borrowed $103,701 against this Line of Credit.

The Company had negative working capital at September 30, 2010, totaling $271,027 including $1,582 in cash and cash equivalents. To finance planned operations through at least the next 12 months, we will rely upon our sales revenues and the $200,000 line of credit established by our senior lender. We believe that the line of credit facility and our sales revenue will be sufficient to finance our operations through December 31, 2010.  However, we will continue to explore other avenues of financing, such as licensing of our product and/or our technology and potential strategic or business relationships or combinations, and to a lesser degree private equity and debt financing.

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

 Recent Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance that requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. The new guidance requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs.  We adopted the guidance in the three month period ended March 31, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of the guidance did not have a material impact on our consolidated financial statements, and we do not currently expect the adoption of this guidance to have a material impact on our consolidated financial statements for future periods.

In February 2010, the FASB issued updated authoritative guidance regarding the reporting of subsequent events, removing the requirement for an issuer to disclose a date through which subsequent events have been evaluated.   The guidance was effective upon issuance in February 2010.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  We will assess the impact, if any, of the adoption of the guidance on our consolidated financial statements when this guidance becomes effective for us; however we do not currently believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

                Our management, including our Acting President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010 and concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2010, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2010, 7000 shares of Preferred B stock were converted into 7000 shares of Preferred C stock; accrued dividends totaling $315,720 were converted into 702 shares of Preferred B stock and 1,422 shares of Preferred C stock.  The shares are restricted as to transfer and are issued pursuant to an exemption from registration under Section 4 (2) in Regulation D.  See item 5 Other Information.

Effective on November 4, 2010.  Invisa and Centurian Investors, Inc. (“Centurian”) entered into an agreement whereby Invisa repaid $300,000 (including all accrued and unpaid interest) owed to Centurian through the issuance of 34,090,909 shares of authorized but unissued Common Stock.  The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted as to transfer under Rule 144.  Giving effect to the debt repayment, Invisa owes Centurian an aggregate of $432,021 which has a maturity date of March 1, 2012 and is secured by all assets of Invisa together with 19,242,424 shares of Invisa which are held in escrow as collateral.  On the date on which the terms were established, Invisa Common stock had a market price of approximately $0.0088 or approximately 110% of market price on that date.

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

            On May 12, 2010, the Company obtained the consent of the 7,000 holders of the Series B Preferred Stock, voting as a single class, approving the Amended Designation and consenting to the exchange of their respective share of Series B Preferred Stock for such equal number of Series C Preferred Stock and the conversion of all accrued and unpaid dividends thereon at the Dividend Conversion Rate set forth herein.

Effective on November 4, 2010 Invisa and Centurian Investors, Inc. (“Centurian”) entered into an agreement whereby Invisa repaid $300,000 (including all accrued and unpaid interest) owed to Centurian through the issuance of 34,090,909 shares of authorized but unissued Common Stock.  The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted as to transfer under Rule 144.  Giving effect to the debt repayment, Invisa owes Centurian an aggregate of $432,021 which has a maturity date of March 1, 2012 and is secured by all assets of Invisa together with 19,242,424 shares of Invisa which are held in escrow as collateral.  On the date on which the terms were established, Invisa Common stock had a market price of approximately $0.0088 or approximately 110% of market price on that date.

Item 6. Exhibits

(a) Exhibits filed herewith, Item Number - Description:
Item No.	Description
31.1	Chief Operating Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a).

31.2	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a).

32.1	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350. (b)

10.77	Debt Conversion Agreement dated November 4, 2010

10.78	Maturity Extension Agreement dated November 4, 2010

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Invisa has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVISA, INC.

Date: November 5, 2010	By:	/s/ Edmund C. King
Edmund C. King
Title: Acting President and Acting Chief Operating Officer

Date: November 5, 2010	By:	/s/ Edmund C. King
Edmund C. King
Title: Chief Financial Officer