Form 10-K
period 2010-12-31
INVISA INC
filed 2011-03-14
CIK 1172706

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934:
For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

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
As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $292,000.

On March 14, 2011, 13,849,398 shares of Invisa Common Stock, $0.001 par value, were outstanding.

During January 2011 the Company affected a one for five reverse stock split. All share and per share amounts have been retroactively restated to reflect this split.

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

Our offices are located at 1800 2nd Street, Suite 965, Sarasota, FL 34236, telephone (941) 870-3950.

Our SmartGate™ Product

Many products use presence-sensing technology; however, we believe that our InvisaShield technology is particularly suited to safety sensors for use in the parking gate market.   In 2009 and 2010, all of our revenues were derived from the sale of SmartGate safety sensors used with powered parking gates. These gates typically have a power-operated barrier arm made of metal, wood or PVC. This arm moves vertically between an open and a closed position. Our device places an invisible presence-sensing field around the potentially dangerous barrier arm to detect people and vehicles in its path. Our device signals the powered gate to trigger a predetermined response, such as stopping and reversing the barrier arm.  The retail price for our SmartGate™ sensors allow us to realize an acceptable gross profit margin, however, we continue to look for ways to decrease our cost of goods and increase our distribution to improve our profit margins.

Marketing and Sales

We sell our safety products to manufacturers, dealers and end-users.   As part of our current sales efforts, we have attended trade shows and have continued our relationships with our customer list which comprises manufacturers, dealers and end users.  We also receive unsolicited orders either by telephone, fax or internet.  In addition, during fiscal year 2010, we have sought relationships with architectural engineering firms and municipalities that are implementing projects requiring parking barrier gates, such as municipal parking lots and airport reconstruction.  Although we do not maintain a full-time sales force, we do engage outside sales consultants.

In 2010, Carolina Time Equipment Company was our largest customer comprising of 11% of our sales.  In 2009, Automatic Systems America was our largest customer, responsible for 11% of our product revenues.  The sales to Automatic Systems in 2009 include a project that Automatic Systems is administering for a large governmental end user and no assurance can be given that we will continue to sell products to Automatic Systems at the same level once the project is complete.

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

Materials and Manufacturing

All components and parts are modified or manufactured to our specifications by third parties or are otherwise generally available as off-the-shelf materials. Our products have a number of components including proprietary electronic circuitry manufactured to our specifications by third party manufacturers and a standard power supply available in the marketplace. The antenna is standard wire, tape or other metallic materials, which can generally be purchased in bulk. Whenever possible, we use fixed price manufacturing for our electronic circuitry, placing the responsibility for component supply on the manufacturer. We believe that there are multiple manufacturers and suppliers for each component and that adequate components and materials will be available to support our business plan. We perform some final assembly and predetermined quality control procedures in our facility using contractors, including contract piece work in connection with the assembly when needed.  All shipping is done directly from our facility.

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

Warranty

Our safety products are sold with a 90-day limited warranty against manufactures parts and defects. We have had no significant claims expensed under the warranty in 2009 or 2010.

Employees

We have no full time employees.  Our Chief Financial Officer, who is currently our Acting President, serves in both capacities on a part-time consulting basis.  We support our operations by using consultants and third party contract piece workers as required.

Research and Development

We are not conducting any research and development with respect to our technology at this time.  Therefore, during the years ended December 31, 2009 and 2010 we incurred no research and development expenses.

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

We continue to incur losses.

In the twelve months ended December 31, 2010, we sustained a net loss from operations of $123,312, net of a gain of $127,415 to reflect the favorable settlement of certain debt.  Absent a dramatic increase in our market share or demand for our products, future losses are expected to continue. Accordingly, we will experience significant liquidity and cash flow problems if we are not successful in increasing our sales and lowering costs.  No assurances can be given that we will be successful in reaching or maintaining profitable operations. Our ability to generate revenue and achieve profitability depends upon our ability to manufacture and sell our products in sufficient volume to cover our fixed and variable costs of operations.

We will need to continue financing our operations through third party sources or we may be unable to fund our operations, promote our products or develop our technology.

In recent years, our operations have relied almost entirely on external financing to fund our operations; however, in 2010 sales revenues satisfied approximately 35% of our operational costs and expenses.   During 2009 and 2010, we funded our operations with funds borrowed under short-term and long-term notes which, for the most part, were secured with the Company’s assets.  We anticipate, based on our current proposed plans and assumptions relating to our operations, that the line of credit established by our senior lender will provide adequate funding to continue to operate our business through December 31, 2011. Unless our sales increase significantly, we will need to raise additional capital to fund our operating expenses beyond December 31, 2011.  We cannot assure you that financing, whether from external sources or related parties, will be available if needed or on favorable terms beyond December 31, 2011. If additional financing is not available when required or is not available on acceptable terms, we may be unable to support our secured debt, fund our operations and planned growth, take advantage of business opportunities or respond to competitive market pressures, any of which could have a material adverse affect on our longterm business plan.

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

We are thinly staffed.

We have no full time employees.  Our Chief Financial Officer is also serving as our acting President and is available to the Company on a part time consulting basis.  We also engage consultants and contract piece workers as necessary.  Unless additional employees are hired, the limited size of our staff could restrict the level and/or nature of our business operations.

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

Item 1B – Unresolved Staff Comments

None

Item 2 - Properties

In the February, 2011, we entered into a new lease agreement for our operations to rent approximately 300 square feet  of office space located at 1800 2nd Street in Sarasota, Florida. Our monthly base rental is $500.  We rent the facilities pursuant to a lease which expires on February 28, 2012.

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

As of December 31, 2010 there were 395 stockholders of record of Invisa Common Stock.

Quarter	High Bid	Low Bid
First Quarter 2009	0.00	0.00
Second Quarter 2009	0.00	0.00
Third Quarter 2009	0.00	0.00
Fourth Quarter 2009	0.02	0.02
First Quarter 2010	0.10	0.05
Second Quarter 2010	0.08	0.04
Third Quarter 2010	0.06	0.04
Fourth Quarter 2010	0.05	0.05

On March 15, 2011, the closing bid and closing ask prices for shares of our Common Stock in the over-the-counter market, as reported by NASDOTC BB was $0.022 per share.

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

Dividend Policy

Currently, the payment by the Company of dividends on its capital stock rests within the sole discretion of its Board of Directors. The payment of dividends will depend upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. The Company has not been required to or declared any cash dividends since its inception, and has no present intention of paying any cash dividends on its capital stock in the foreseeable future.  Our policy with regard to the Series B Preferred Stock was to base any dividend paid on a rate that varies with the prime interest rate.  The dividend was payable in either stock or cash at the option of the Company. In January 2010, the Company restated its Series B Stock to eliminate any further accrual of dividends and provide that the Company may satisfy its obligation with respect to the accrued but unpaid dividends at that date either (a) in cash, (b) by issuance of additional shares of its Series B Stock or (c) by issuance of Common Stock of the Company.

Transfer Agent

The Transfer Agent for the Common Stock of the Company is Continental Stock Transfer and Trust Company 17 Battery Place, New York, NY 10004.

Recent Sales of Unregistered Securities

During November 2010 the Company issued 6,818,182 shares of Common Stock in exchange for $300,000 of outstanding debt owed to our Senior Lender.  The shares were issued to the Senior Lender which we believe to be a knowledgeable investor pursuant to an exemption from registration under the Securities Act.(See Note G to the accompanying Financial Statements)

On January 10, 2011, Invisa. Inc. (the “Company”) filed an amendment to its Articles of Incorporation which amendment will be effective as of January 31, 2011 (the “Effective Date”), to evidence a one for five reverse stock split (the “Reverse Stock Split”) of its common stock, par value $0.001 per share (the “Common Stock”).  As a result of the Reverse Stock Split, every five shares of outstanding common Stock will automatically be converted into one share of the Company’s Common Stock immediately prior to the opening of trading on February 1, 2011.  All fractional shares resulting from the Reverse Stock Split will be rounded up to a full share..  The aggregate number of shares of Common Stock that the Company is authorized to issue remains the same and was unaffected by the Reverse Stock Split.

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

We financed our operations in 2009 and 2010 through revenues derived from the sale of our SmartGate ® brand safety sensors and short-term and long-term debt financing. We are focusing our efforts on increasing our sales of our products and reducing operating costs, where possible.  In March 2010 the company’s senior lender agreed to extend the maturity date of the Senior Secured Promissory Notes and the related accrued interest until March 31, 2012, and put in place a line of credit which we believe is sufficient to finance our operations through December 31, 2011.  (See Note J - to the accompanying financial statements)

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2010

Net Sales - During the years ended December 31, 2009 and 2010, product sales totaled $147,589 and $79,149 respectively.  We had a gross profit of $83,476 for the year ended December 31, 2009 and gross profit of $48,449 for the year ended December 31, 2010. Gross margin was 57 percent during 2009 and 61 percent during 2010.  We attribute the decline in our sales to the slow economy in our sector and the sale to a significant customer in 2009.

Selling, General and Administrative Expenses - During the years 2009 and 2010, selling, general and administrative expenses totaled $219,533 and $227,545, respectively.  The increase in expenses is primarily due to the lease of the office space located at 1800 2nd Street in Sarasota, FL.

Interest (expense) and other, Net - The interest expense during 2009 of $62,202 and during 2010 of $71,631 relates primarily to financing costs and interest due to certain stockholders under lines of credit to the Company.  During 2009 and 2010, the Company wrote off certain debts resulting in the extinguishment gain of $24,714 and $127,415, respectively.  (See Note H to the accompanying Financial Statements.)

Net Income (Loss) applicable to Common Stockholders and Net Income (Loss) Per Share applicable to Common Stockholders - The Company’s net income (loss) applicable to Common Stockholders and net income (loss) per share applicable to Common Stockholders for these periods decreased from net loss of $226,315 and $(0.03) in 2009 to a net loss of $123,312 and ($0.02) in 2010.

Plan of Development and Operations

We obtained funding of $69,370, in the form of short-term and long-term debt financing in 2009, and an additional $159,582 in 2010, which together with our cash from sales supported our operations.   We have extended the maturity of our short-term debt to March 31, 2012, and have in place a line of credit which we believe is sufficient to finance our operations through December 31, 2011.  (See Note J – to accompanying financial statements)-. In addition, we will explore other business opportunities such as licensing and business combinations as they may arise.

Liquidity and Capital Resources

At December 31, 2010, we had a cash and cash equivalents totaling $3,605.

The Company has four Lines of Credit with its Senior Lender totaling $500,000 under which $477,293 have been borrowed at December 31, 2010.  The Senior Lender has also established a revolving Line of Credit to finance operations of the Company totaling $150,000 at December 31, 2010 which is available to the Company.  Terms of the Lines of Credit include due dates of March 31, 2012 with interest accruing at ten percent per annum ($63,443 outstanding at December 31, 2010) and all of the Company’s assets being pledged as security.

                The Company had negative working capital at December 31, 2010, totaling $76,179 including $3,605 in cash and cash equivalents. To finance planned operations through at least the next 12 months, we will rely upon our sales revenues and the line of $150,000 line of credit established by our senior lender.   We believe that the line of credit facility and our sales revenue will be sufficient to finance our operations through December 31, 2011.  However, we will continue to explore other avenues of financing, such as licensing of our product and/or our technology and potential strategic or business relationships or combinations, and to a lesser degree private equity and debt financing.

                While we are confident that the current funding and sales revenue available to us will be sufficient to finance our operations through December 31, 2011, it is important to note that additional funding, if needed, may not be available when required or it may not be available on acceptable terms. Should we require additional funding, we may need to reduce or refocus our operations or obtain funds through arrangements that would be less attractive to us or which may require us to relinquish rights to certain or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) ratified Accounting Statement Update (ASU) 2009-13 (ASU 2009-13), “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” which eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists and otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method. ASU 2009-13 shall be effective in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Companies may elect to adopt this guidance prospectively for all revenue arrangements entered into or materially modified after the date of adoption, or retrospectively for all periods presented. The Company will adopt this standard effective January 1, 2011.  The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

            In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), "Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition." The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

Critical Accounting Policies and Estimates

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

Our management, including our Acting President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010 and concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Our management, including our Acting President and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Controls over Financial Reporting

                During the quarter ended December 31, 2010, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The directors, executive officers, and significant employees of the Company at December 31, 2010 are as follows:

Name	Positions and Offices Presently Held with the Company
Edmund C. King	Director, Acting President, Chief Financial Officer, Treasurer
Gregory J. Newell	Director
John E. Scates	Director

EDMUND C. KING has served as our Chief Financial Officer and Director since February 9, 2000. In 2007, Mr. King began serving as our Acting President.  Until October 1, 1991, Mr. King was a partner in Ernst & Young, an international accounting and consulting firm. While at Ernst & Young, Mr. King was that firm’s Southern California senior healthcare partner and prior to that directed the Southern California healthcare practice for Arthur Young & Company, one of the predecessor firms of Ernst & Young. During his 30 years with Ernst & Young, Mr. King counseled clients in structuring acquisitions and divestitures; advised on the development of strategic plans; directed the preparation of feasibility studies; assisted with operational and financial restructuring; directed and supervised audits of client financial statements; and provided expert witness testimony and technical SEC consultation. Commencing in 1999, Mr. King became a financial consultant to SmartGate, L.C. that we acquired in February 2000. Mr. King has served as Chief Financial Officer and Director of SmartPlug, Inc. since November 2000 and Chief Financial Officer and Director of FlashPoint International, Inc. since October 2001. From January 1992, Mr. King has been a general partner of Trouver, an investment banking and financial consulting partnership. Mr. King is also a member of the Board of Directors of LTC Properties, Inc., an NYSE listed real estate investment trust. Mr. King is a graduate of Brigham Young University, having served on the National Advisory Council of that school’s Marriott School of Management, and has completed a Harvard University management course sponsored by Ernst & Young. Mr. King also has served as Chairman of the HFMA’s Long-Term Care Committee (Los Angeles Chapter) and is a past member of the National Association of Corporate Directors. He holds a CPA certificate in the state of California.

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

Significant Employees

At December 31, 2010 we had no full time employees.  Our Chief Financial Officer, who also serves as our Acting President, is employed on a part-time consulting basis.  We support operations by using consultants and contract piece workers as required.
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

The Audit Committee discussed with our independent auditors the overall scope and plans for their audit. The Committee meets with the independent auditors, with and without management present, to discuss the results of their examination, and the overall quality of our financial reporting. The Audit Committee held 4 telephonic meetings during 2010.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to our Board of Directors, and the Board approved, that the audited financial statements be included in our Annual Report on Form 10-K for the 2010 fiscal year for filing with the Securities and Exchange Commission. The Audit Committee and the Board of Directors have also recommended the selection of our independent auditors.

THE AUDIT COMMITTEE

Gregory Newell, Chairman
John Scates

Board Meetings and Independence

During the year ended December 31, 2010, the Board of Directors of the Company held 10 telephonic meetings.   Each director attended at least 75% of the aggregate of (1) the total number of meetings of the Board (held during the period for which he has been a director) and (2) the total number of meetings held by all committees of the Board on which he served (during the periods that he served).

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

Director Compensation

We do not have a formal plan for compensating our directors.  Although there was no compensation in 2010, during the 2009 fiscal year each of our Directors were granted 25,000 shares of the Company’s common stock.

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

Compensation Discussion & Analysis

Overview.

This Compensation Discussion and Analysis is intended to describe the material factors underlying the compensation policies and decisions of the Company with regard to compensation paid to our executive officers in 2009 and 2010. The Compensation Committee oversees the Company’s executive compensation in accordance with its Charter and recommends to the Board of Directors compensation for the named executive officers. The Compensation Committee receives input and recommendations when requested from our executive officers.

Our only named executive officer at the end of fiscal 2010, Mr. Edmund King, does not have a written employment agreement and works on a part-time basis for the Company. Mr. King received no salary or other cash compensation during fiscal 2010.  However the Company charged $36,000 to operations for the value of his services.

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

Base Salaries.

Mr. King did not receive any base salary in fiscal 2009 or 2010; however, a proforma amount of $36,000 has been charged to operations and credited to additional paid in capital in each of these years.

Option Grants.

 No Options were granted in fiscal years 2009 or 2010.

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

Change in Control Severance Policy.

None.

REPORT OF COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and discussed it with the Company’s management. Based on the Compensation Committee’s review and discussions with management, the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for fiscal 2010.

John E Scates, Chairman Gregory J Newell

DIRECTOR COMPENSATION
FOR THE THREE YEARS ENDED DECEMBER 31, 2010
Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edmund C. King –	2008	----	----	----	----	----	----	----
	2009	----	1,000	----	----	----	----	1,000
	2010	----	----	----	----	----	----	----
Greg Newell -	2008	----	----	----	----	----	----	----
	2009	----	1,000	----	----	----	----	1,000
	2010	----	----	----	----	----	----	----
John Scates -	2008	----	----	----	----	----	----	----
	2009	----	1,000	----	----	----	----	1,000
	2010	----	----	----	----	----	----	----

Employment Agreements with Executives

We have no written employment agreements.

Equity Incentive Plans

We have five stock plans as listed below:

Plan	Shares Authorized for Issuance
2000 Plan	240,000
2002 Plan	300,000
2003 Plan	300,000
2003A Plan	700,000
2006 Plan	500,000
2,040,000

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

We, from time to time, grant to our directors, executive officers and employees options to purchase our common stock under the Plans. As of December 31, 2010, Invisa had no options to purchase shares of common stock outstanding or exercisable.

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

The following table sets forth the beneficial ownership of shares of our common stock as of December 31, 2010 for:

•	each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each named executive officer; and

•	all of our directors and executive officers as a group.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of December 31, 2010 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.

Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner (1)	Reporting Status	Aggregate Number of Shares Beneficially Owned(2)	Percentage of Shares Beneficially Owned
Centurian Investors, Inc.	5% Stockholder	6,818,182	32.99%
Stephen A. Michael	5% Stockholder	787,853	5.39
Samuel S Duffey	5% Stockholder	1,015,949	6.83
Edmund C. King	Acting President, CFO, Director	240,359	1.71
Gregory J. Newell	Director	65,713	0.47
John E. Scates	Director	65,713	0.47
All officers and directors as a group		371,785	2.61

(1)	Unless otherwise provided herein all addresses are C/O Invisa, Inc., 1800 2nd Street, Suite 965 Sarasota, FL 34236.

(2)
The percentage calculations are based on 13,849,398 shares that were outstanding as of December 31, 2010 plus the respective beneficial shares owned by each stockholder. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of December 31, 2010 are deemed outstanding for computing the number, and the percentages of outstanding shares beneficially owned by the person holding such options, but are not deemed outstanding for computing the percentage beneficially owned by any other person.

(3)	Includes 905,734 shares held in the name of Friday Harbour and 110,215 in Mr. Duffey’s name.

(4)	Includes 239,359 shares held in Mr. King’s name, and 1,000 shares held in the name of the King Family Trust.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the compensation discussed herein, we had no items to disclose hereunder for 2009 except Mr. King had loaned  $20,124 to the Company during 2007 and an additional $136 in 2008 aggregating $20,260. The loans were not secured and are interest free; they remain outstanding and unpaid at December 31, 2010 and on the date hereof

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2010 and 2009, annual fees approved for the year-end audit and interim reviews aggregated approximately $32,000 for 2009 and $29,500 for 2010.  In addition, during 2010 and 2009 tax-related fees approved for compliance aggregated, approximately, $4,000 and $3,500 respectively.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services, provided by Stark, Winter Schenkein & Co., LLP in 2009 and Kingery & Crouse, PA in 2010. Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or its designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the year at each such meeting.

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

10.3 1	Form of Plan 2003 Option Agreement with Joseph F. Movizzo - May 13, 2003 (including form of Letter of Investment Intent)

10.4 1	Consulting Agreement - March 2003 between Crescent Fund, Inc. and the Company

10.5 1	Agreement dated as of April 24, 2003 between Alan A. Feldman and the Company

10.6 1	Financing Agreement dated as of May 9, 2003 between BarBell Group, Inc. and the Company

10.7 1	Series 2003A 7% Convertible Note Due June 9, 2004, dated May 9, 2003 from the Company to BarBell Group, Inc.

10.8 1	Investment Agreement dated as of May 9, 2003 between BarBell Group, Inc. and the Company

10.9 1	Warrant to Purchase Shares of Common Stock dated as of May 9, 2003, issued by the Company to BarBell Group, Inc.

10.10 1	Registration Rights Agreement dated as of May 9, 2003 between the Company and BarBell Group, Inc.

10.11 1	Broker-Dealer Placement Agent Selling Agreement - May 2003 between Capstone Partners LC and the Company

10.12 2	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 between Capstone Partners LC and the Company

10.13 2	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 executed by Nautilus Technologies, Ltd. - subscribing for 125,000 Units

10.14 2	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 executed by GM Capital Partners, Ltd. - subscribing for nit

10.15 2	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 executed by Kallur Enterprises, Ltd. - subscribing for 50,000 Units

10.16 2	Publicity Agreement - July 2003 between Capital Financial Media, Inc. and the Company

10.17 2	Consulting Agreement - July 2003 between National Financial Communications Corp. and the Company

10.18 2	Agreement - July 2003 between Brooks Houghton & Company, Inc. and the Company

10.19 2	Non-Exclusive Financial Advisor Agreement - July 2003 between Source Capital Group, Inc. and the Company

10.20 2	Consulting Agreement - July 2003 between Patrick W.H. Garrard d/b/a The Garrard Group of West Redding, CT and the Company

10.21 2	Investment Agreement Modification I dated as of July 21, 2003 by and among Invisa, Inc. and BarBell Group, Inc.

10.22 2	Joint Development Agreement - July 2003 between Dominator International Ltd. And SmartGate, L.C.

10.23 3	Engagement Agreement dated September 9, 2003 between G.M. Capital Partners, Ltd and Invisa, Inc.

10.24 4	Employment Agreement dated November 6, 2003 between Herb Lustig and Invisa, Inc.

10.25 4	Severance Agreement dated November 13, 2003 between Samuel S. Duffey and Invisa, Inc.

10.26 4	Agreement dated November 13, 2003 between Invisa, Inc. and the Duffey related shareholders

10.27 5	SDR Metro Inc. letter extension agreement

10.28 5	SDR Metro Inc. confirmation letter agreement

10.29 5	Severance Agreement dated January 26, 2004 between Stephen A. Michael and Invisa, Inc.

10.30 5	Consulting Agreement dated January 26, 2004 between Stephen A. Michael and Invisa, Inc.

10.31 5	Severance Agreement dated December 31, 2003 between William W. Dolan and Invisa, Inc.

10.32 5	Agreement dated February 11, 2004 between The Video Agency, Inc. and Invisa, Inc.

10.33 5	Employment Agreement dated March 2004 between Charles Yanak and Invisa, Inc.

10.34 5	2003-A Employee, Director, Consultant and Advisor Stock Compensation Plan.

10.35 5	First Amendment to Invisa, Inc., 2003 Incentive Plan Date As of November 6, 2003

10.36 5	Stock Option Agreement for Herb M. Lustig dated November 6, 2003

10.37 6	Subscription Agreement for issuance of 22,000 shares of Series A Convertible Preferred Stock and Common Stock Warrants

10.38 6	Registration Rights Agreement

10.39 6	Warrants to Purchase Common Stock (Mercator Momentum Fund, LP, Mercator Advisory Group, LLC, and Monarch Pointe Fund, Ltd.)

10.40 6	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock.

10.41 7	Marketing Agreement between Aurelius Consulting Group and Invisa, Inc.

10.42 7	Lease Agreement among HAR-WAL ASSOCIATES, INC. and WR-I ASSOCIATES, LTD. and Invisa, Inc. dated September dated September 23, 2004

10.43 11	Business consulting agreement

10.44 11	Opinion of counsel regarding legality of Common Stock

10.45	Consent of Aidman, Piser and Company, PA

10.46 11	Consent of Legal Counsel

10.47 11	Power of Attorney relating to subsequent amendments

10.48 9
Promissory note agreements dated October 10, 2006 by and between Invisa, Inc. and M.A.G. Capital, LLC; Mercator Momentum Fund III, LP and Monarch Pointe Fund, Ltd. Borrowing Certificates and Forms of Assignments

10.499	Warrant Agreement dated October 10, 2006 by and between Invisa, Inc. and Ocean Park Advisors, LLP

10.50 9	UCC Financing Statements

10.51 9	Schedule of Advances: Permitted Payments

10.52 10	Business Consulting Agreement dated August 14, 2006 between Invisa, Inc. and John Anderson

10.53 17	Carl A. Parks Employment agreement

10.54 16	Forbearance and Modification agreement dated July 27, 2007

10.55 16	Promissory Note dated July 25, 2007

10.56 15	Promissory Note dated March 6, 2007

10.57 16	Forbearance and Modification Agreement

10.58 18	Audit Committee Charter

10.59 18	Senior Secured Promissory Note date March 28, 2008

10.60 18	Forbearance and Modification Agreement dated March 28, 2008

10.61 18	Extension of Promissory Note dated April 11, 2008

10.62 19	Senior Secured Promissory Note dated July 1, 2008

10.63 19	Forbearance and Modification Agreement dated June 1, 2008

10.64 20	Note and Share Exchange Agreement dated July 31, 2008

10.6520	Certificate of Designations of Preferences and Rights dated December 22, 2008.

10.6621	Senior Secured Promissory Note dated March 24, 2010.

10.6622	Articles of amendment to the articles of incorporation of Invisa, Inc.

10.6721	Senior Secured Promissory Note (Line of Credit) dated March 24, 2010.

10.6821	Note Extension Agreement dated March 24, 2010.

10.6921	Note Extension Agreement dated March 24, 2010.

10.7021	Note Extension Agreement dated March 24, 2010.

10.7121	Note Extension Agreement dated March 24, 2010.

10.7221	Note Extension Agreement dated March 24, 2010.

10.7321	Terms of Exchange dated January 11, 2010.

10.7421	Amended and Restated Certificate of Designations of Preferences and Rights of Series B of Convertible Preferred Stock of Invisa, Inc. dated January 11, 2010.

10.7521	Letter Term Sheet and Consent Documents dated January 11, 2010.

10.7621	Share Exchange Agreement dated January 11, 2010.

10.7721	Property Lease dated February 8, 2010.

31.18	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 8	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 8	Certification Pursuant to 18 U.S.C. Section 1350.

32.2 8	Certification Pursuant to 18 U.S.C. Section 1350.

1	Previously filed on June 23, 2003 with Invisa’s Form 10-KSB for the year ended December 31, 2002 and are incorporated by reference.

2	Previously filed on August 1, 2003 with Invisa’s Form 10-QSB for the quarter period ended June 30, 2003 and are incorporated by reference.

3	Previously filed on September 17, 2003 with Invisa’s Form 8-KA (Amendment No. 1) dated September 9, 2003 and is incorporated by reference.

4	Previously filed on November 14, 2003 with Invisa’s Form 8-K dated November 6, 2003 and are incorporated by reference.

5	Previously filed on April 14, 2004 with Invisa Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

6	Previously filed on August 18, 2004 with Invisa Form 10-QSB and incorporated herein by reference.

7	Previously filed on February 7, 2005 with Invisa Form 10-KSB for the year ended December 31, 2004 and incorporated herein by reference.

8	Filed herewith.

9	Previously filed on October 10, 2006 with Invisa Form 8-K/A dated October 10, 2006 and are incorporated by reference.

10	Previously filed on August 17, 2006 with Invisa Form 8-K dated August 14, 2006 and are incorporated by reference.

11	Previously filed on August 14, 2006 with Invisa Form S-8 dated August 14, 2006 and are incorporated by reference

12	Previously filed on April 14, 2007 with Invisa For 10-KSB and incorporated herein by reference.

13	Previously filed on August 1, 2007 with Invisa’s Form 8-K and incorporated herein.

14	Previously filed on July 26, 2007 with Invisa’s Form 8-K and incorporated herein.

14 1	Code of Business Conduct and Ethics and Compliance Program

15	Previously filed on March 6, 2007 with Invisa’s Form 8-K and incorporated herein.

16	Previously filed on November 14, 2007 with Invisa Form 10-QSB and incorporated herein by reference.

17	Previously filed on April 18, 2007 with Invisa Form 10-KSB and incorporated herein by reference.

18	Previously filed on April 14, 2008 with Invisa Form 10-KSB and incorporated herein by reference.

19	Previously filed on July 30, 2008 with Invisa Form 8-K and incorporated herein by reference.

20	Previously filed on January 13, 2009 with Invisa Form 8-K and incorporated herein by reference.

21	Previously filed on March 31, 2010 with Invisa Form 10-K and incorporated herein by reference.

22	Previously filed on January 14, 2011 with Invisa Form 8-K and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVISA, INC.

Dated: March 14, 2011	By:	/s/ Edmund C. King
Edmund C. King
Acting President

Dated: March 14, 2011	By:	/s/ Edmund C King
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

Dated: March 14, 2011	/s/ Edmund C. King
Edmund C. King, Acting President

Dated: March 14, 2011	/s/ Edmund C. King
Edmund C. King, Chief Financial Officer, Director

Dated: March 14, 2011	/s/ Gregory J. Newell
Gregory J. Newell, Director/

Dated: March 14, 2011	/s/ John E. Scates
John E. Scates, Director

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Stockholders
Invisa, Inc.

We have audited the accompanying balance sheets of Invisa, Inc. (the “Company”) as of December 31, 2009 and 2010, and the related statements of operations, stockholders’ (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Invisa, Inc. as of December 31, 2009 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kingery & Crouse, PA Kingery & Crouse, PA Certified Public Accountants
Tampa, Florida February 28, 2011

Invisa, Inc.
BALANCE SHEETS

	December 31,
	2009	2010
ASSETS
Current assets:
Cash and cash equivalents	$157	$3,605
Accounts receivable	6,187	6,289
Inventories	15,724	17,867
Prepaids and other assets	5,158	5,795
Total current assets	27,226	33,556

Furniture, fixtures and equipment, net of $40,130 and $40,542, respectively of accumulated depreciation	2,389	----
Total assets	$29,615	$33,556

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Accounts payable, trade	$98,108	$89,475
Accrued interest expense	92,376	---
Due to stockholders and officers	105,334	20,260

Preferred dividends payable	315,720	----

Total current liabilities	611,538	109,735

Long-term debt	563,400	540,736

Stockholders’ Deficit
Convertible Preferred Stock, 5 million shares authorized ($100 par value):
Series A, 9,715 and 9,715, respectively, shares issued and outstanding	798,500	798,500
Series B, 9,000 and 2,702, respectively, shares issued and outstanding	900,000	270,160
Series C, 6,668 and 16,124, respectively, shares issued and outstanding	654,907	1,600,467
Common Stock; 95,000,000 shares authorized ($.001 par value), 7,031,216 and 13,849,398, respectively, shares issued and outstanding	7,031	13,849
Additional paid-in capital	32,044,150	32,373,332
Accumulated deficit	(35,549,911)	(35,673,223)

Total stockholders’ deficit	(1,145,323)	(616,915)

Total liabilities and stockholders’ deficit	$29,615	$33,556

See notes to financial statements.

Invisa, Inc.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2010

Net sales	$147,589	$79,149

Costs and expenses:
Cost of goods sold	64,113	30,700
Selling, general and administrative expenses	219,533	227,545

Loss from operations	(136,057)	(179,096)

Other income (expense):
Interest (expense) and other, net	(62,202)	(71,631)
Debt extinguishment gain	24,714	127,415
Gain on Disposal of Fixed Asset	1,575	----
	(35,913)	55,784
(Loss) before income tax	(171,970)	(123,312)
Income tax	----	----

Net (Loss)	(171,970)	(123,312)

Preferred Stock dividends	(54,345)	----
Net (Loss) applicable to Common Stockholders	(226,315)	(123,312)

Net (Loss) per share applicable to Common Stockholders:
Basic and diluted	$(0.03)	$(0.02)

Weighted average Common Stock shares outstanding: Basic and diluted	6,975,120	8,170,130

See notes to financial statements.

Invisa, Inc.
STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid – in capital	Accumulated Deficit	Total
BALANCE AT DECEMBER 31, 2008	25,383	$2,353,407	6,956,216	6,956	32,003,295	(35,323,596)	(959,938)
Pro Forma officer compensation	----	----	----	----	36,000	----	36,000
Shares issued for settlement of debt	----	----	----	----	1,930	----	1,930
Preferred Stock Series B dividend	----	----	----	----	----	(54,345)	(54,345)
Issuance of Common Stock to Board Members	----	----	75,000	75	2,925		3,000
Preferred Series C Stock issued for settlement of debt	----	----	----	----	----	----	----
Net Income	----	----	----	----	----	(171,970)	(171,970)
BALANCE AT DECEMBER 31, 2009	25,383	2,353,407	7,031,216	7,031	$32,044,150	$(35,549,911)	$(1,145,323)
Pro Forma officer compensation	----	----	----	----	36,000	----	36,000
Exchange of Debt for Common Stock	----	----	6,818,182	6,818	293,182	----	300,000
Preferred Series B and C Stock issued for settlement of accrued dividends (Series B Shares – 702; Series C Shares – 2,456)	3,158	315,720	----	----	----	----	315,720
Net Loss	----	----	----	----	----	(123,312)	(123,312)
BALANCE AT DECEMBER 31, 2010	28,541	$2,669,127	13,849,398	13,849	$32,373,332	$(35,673,223)	$(616,915)

See notes to financial statements.

Invisa, Inc.
STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2009	2010

Cash flows from operating activities:
Net income (loss)	$(171,970)	$(123,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	411	2,389
Interest added to Note Payable – Related Party	-----	64,920
Share Based Compensation and Proforma officer compensation	39,000	36,000
Debt extinguishment gain	(24,714)	(127,415)
Changes in operating assets and liabilities:
Accounts receivable	311	(102)
Inventories	19,391	(2,143)
Prepaids and other assets	209	(637)
Accounts payable, trade	6,341	(8,634)
Accrued expenses	61,999	2,800
Net cash used in operating activities	(69,022)	(156,134)

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	-----	-----
Net cash used in investing activities	-----	-----

Cash flows from financing activities:
Proceeds from notes payable	69,370	159,582
Bank overdraft	(191)	----
Net cash provided by financing activities	69,179	159,582

Net increase in cash	157	3,448
Cash at beginning of period	----	157
Cash at end of period	$157	$3,605

See notes to financial statements.

Invisa, Inc.

STATEMENTS OF CASH FLOWS - CONTINUED

	Year Ended December 31,
	2009		2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest		$203		$148

Cash paid for Income Taxes	$	----	$	----

Non-cash financing and investing activities:

Exchange of Related Party Note Payable	$	----		$300,000

Preferred dividends accrued as liabilities		$54,345	$	----

Exchange of liabilities for Preferred Stock and accrued dividends paid with Preferred Stock	$	----		$315,720

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

Accounts Receivable, Major Customer Information and Export Sales

Accounts receivable are due primarily from companies in the gate manufacturing industry located throughout the United States and the United Kingdom. Credit is extended based on an evaluation of the customers’ financial condition and, generally, collateral is not required. Account balances are evaluated for collectability based on the condition of the customers’ credit including repayment history and trends and relative economic and business conditions. Bad debts have not been significant.  During 2009 Automatic Systems America was our largest customer, comprising approximately 11% of our product revenues.  During 2010 Carolina Time Equipment Co., Inc. was our largest customer comprising of 11% of our sales.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using an averaging method, which approximates the first-in, first-out method.  Inventory consists principally of finished goods and raw materials.

Furniture, Fixtures and Equipment

Furniture, fixtures, and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives, principally five years. Leasehold improvements are amortized over the term of the lease or the estimated useful lives, whichever is shorter.   Depreciation expense was $411 and $2,389 for 2009 and 2010 respectively. As of December 31, 2010, all furniture, fixtures and equipment was fully depreciated.

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

Research and Development Costs

Research and development costs consist of direct costs that are associated with the development of the Company’s technology. These costs are expensed as incurred.  During the years 2009 and 2010, the Company did not incur research and development expense.

Advertising Costs

The Company’s policy is to expense advertising costs as incurred.

Warranty Costs

The Company warrants its products for ninety days. Estimated warranty costs are recognized in the period product is shipped. However, there have been no significant warranty costs incurred through December 31, 2010, nor are any significant amounts expected to occur subsequently. Accordingly, no warranty liability has been recognized for any period presented.

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

Financial Instruments

On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements.”  This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

·	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

·
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

·	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets or asset groups, annually; or whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related asset may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. There were no impairments in 2009 or 2010.

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

At December 31, 2010 the preferred stock was convertible into 4,448,545 shares of common stock, which has not been considered in the calculation of diluted loss per share since the effect would be anti-dilutive.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) ratified Accounting Statement Update (ASU) 2009-13 (ASU 2009-13), “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” which eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists and otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method. ASU 2009-13 shall be effective in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Companies may elect to adopt this guidance prospectively for all revenue arrangements entered into or materially modified after the date of adoption, or retrospectively for all periods presented. The Company will adopt this standard effective January 1, 2011.  The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

            In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), "Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition." The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE C - COMMON AND PREFERRED STOCK

In September 2004, the Company issued 22,000 shares of Series A Convertible Preferred Stock in the face amount of $2,200,000 for $1,937,000 (net of $263,000 transaction expenses) which was paid in the respective amounts of $1,158,200 and $778,800 at closing. Additionally, the transaction included:

●
Issuance of Detachable Warrants to acquire up to 300,000 shares of the Company’s Common Stock at $1.00 per share. The Warrants were to expire on August 16, 2007.  The terms of these Warrants were revised in August 2007 to extend the expiration date to August 2010 however the warrants were cancelled in 2008.

●
In addition to the transaction costs referred to above, the Company granted 32,500 shares of Common Stock and Detachable Warrants to acquire up to 32,500 shares of the Company’s Common Stock at $5.00 per share to a broker. The term of the Warrants was three years.

●
The Preferred Stock is non-voting, entitled to dividends only when, or if, declared by the Board of Directors and has preference over the Common Stock in the event of the Company’s liquidation. The Preferred Stock is convertible into Common Stock at the option of the holder. The conversion price was equal to 80% of the market price at the time of conversion, subject to a floor of $2.50 per share and a ceiling of $5.85 per share. During 2005, the  exercise price was modified to $0.60 per share as an inducement to execute the Series B Convertible Preferred Stock transaction discussed below.

The Company accounted for the host instrument as equity under the ASC guidance and accounted for both the beneficial conversion feature and the warrants as equity as well.

In August 2005, the Company issued 2,000 shares of Series B Convertible Preferred Stock in the face amount of $1,000,000 for $878,000 (net of $122,000 transaction expenses) which was paid in the respective amounts of $378,000 and $500,000 at closing. Additionally, the transaction included:

●
Detachable warrants to acquire up to 500,000 shares of the Company’s Common Stock at $15.00 per share. The warrants expired on August 31, 2010 and were subject to call by the Company upon the Common Stock trading at a price of $3.00, a minimum trading volume of 12,000 shares for 20 consecutive days and the registration statement being effective.

●
In addition to the transaction costs referred to above, the Company granted warrants to acquire up to 133,334 shares of the Company’s Common Stock at $0.80 per share to a broker. The term of the warrants was three years.

●
The Preferred Stock is non-voting and is entitled to receive dividends at an annual rate equal to the lower of the Prime Rate plus 3.5% or 9%. The dividend may either be paid in cash or registered shares of the Company’s Common Stock, subject to certain limitations. The Preferred Stock is convertible into Common Stock at the option of the holder. The conversion price is $0.60 per share par value.

The Series B Preferred Stock and Series A Preferred Stock as amended to permit the Company, in its discretion, to redeem part or all of the outstanding Preferred A and B Stock at 125 percent of par value per share until August 2007 and thereafter at 150 percent of par value, plus any accrued dividends.

The Company accounted for the host instrument as equity under ASC guidance and accounted for both the beneficial conversion feature and the warrants as equity as well.

In 2007,  4,000,000 and in 2008 an additional 6,666,667 shares of the Company’s authorized but unissued common stock were delivered by the Company to an escrow agent to hold as security for certain short-term note obligations of the Company. The aggregate 10,666,667 shares are not being treated as outstanding and will only be considered as being issued and outstanding if and when the shares are released by the escrow agent and delivered to the lender as a result of a default under the promissory notes and related security agreement.

In 2008 the Company also issued 6,205 shares of its Series C Convertible Preferred stock in exchange for 4,785 and 1,000 shares, respectively of its Series A and Series B Convertible Preferred stock.  In addition, the Company issued 483 shares of its Preferred C stock for settlement of debt.  The C preferred stock is (i) nonvoting, (ii) entitled to receive dividends, when, and/if declared by the Board of Directors, (iii) senior to the common stock in liquidation and (iv) convertible into common stock at $0.60 per common share at the option of the holder and under certain conditions at the option of the Company.

In 2009 the Company’s Board authorized the grant of 75,000 shares of its common stock to its Directors as compensation.  The value of the shares was based on the market price at date of grant aggregated $3,000.

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

During 2010 the Company converted $70,160 of accrued dividends into 702 shares of Series B preferred stock and $245,560 of accrued dividends into 2,456 shares of Series C preferred Stock.  In addition the Company converted 7,000 shares of Series B preferred stock with a value of $700,000 into 7,000 shares of Series C preferred stock.

During November 2010 the Company’s Senior Lender converted $300,000 of outstanding debt into 6,818,182 shares of common stock (see Note G).

NOTE D- STOCK OPTION AND WARRANT ACTIVITY

The Company has five stock-based compensation plans which provides for the granting of options to purchase the Company’s Common Stock to employees, directors, consultants and advisors. The options granted are subject to a vesting schedule as set forth in each individual option agreement.

Maximum Shares
of Common Stock
Plan	which can be issued
2000 Plan	240,000
2002 Plan	300,000
2003 Plan	300,000
2003A Plan	700,000
2006 Plan	500,000
2,040,000

There was no activity with respect to the stock-based compensation plans during 2009 or 2010 and no options outstanding at December 31, 2010.

NOTE E - COMMITMENT AND CONCENTRATIONS

Operating Leases

In February 2011, the Company’s lease expired and began occupying smaller space in a building in Sarasota, Florida under a lease with a one year term expiring February 28, 2012, and annual lease payments of approximately $6,000. Rent expense for the years ended December 31, 2009 and 2010, was $8,535 and $20,441, respectively.

Concentrations

 During 2009, one customer comprised approximately 11% of total sales revenue.

 During 2010, one customer comprised approximately 11% of our total sales revenue.

NOTE F - DUE TO STOCKHOLDERS AND OFFICERS

Due to stockholders and officers consists of the following at December 31, 2009 and 2010:

Edmund C. King	$20,260

These advances are due on demand and do not bear interest.

NOTE G - LINES OF CREDIT

The Company has four lines of credit with a private investor.  The credit facilities allow for advances up to $500,000, bear interest at 10% and have a first security interest in all of the Company’s assets.  Additionally, the credit facilities are secured by a security interest in 10,666,667 shares of the Company’s common stock which are held in escrow.  Because the credit facilities are not in default the shares are not treated as issued and outstanding.

At December 31, 2009 $563,400 was outstanding.  During 2010 $64,920 of interest was added to the debt and $159,582 in advances from the Revolving Line of Credit (see below) was added to the debt.  In addition, during November 2010 the Senior Lender converted $300,000 of the debt into 6,818,182 shares of common stock.  As a result, there was $477,293 outstanding at December 31, 2010.  The Notes are due on March 1, 2012.  Accrued interest under these obligations totaled $63,443 at December 31, 2010, and interest expense was $62,202 and $71,631 during 2009 and 2010, respectively. The accrued interest is due and payable on March 1, 2012.

In addition, during March 2010, the Senior Lender established a $150,000 Revolving Line of Credit to finance operations of the Company. The line bears interest at 10% per annum and is due on March 1, 2012. The Revolving Line has similar terms and provisions to the previous notes between the Company and the Senior Lender. During 2010 the Company received advances aggregating $159,582 of which $148,974 was added to the credit facility discussed above and $10,608 was offset against amounts due from the Senior Lender. As of December 31, 2010 the entire balance of the line is available to the Company.

NOTE H – GAIN ON THE SETTLEMENT OF DEBT

During 2009 and 2010 the Company recorded a gain on the settlement of debt as follows:

	2009	2010
Amount of debt settled/written off	$24,714	$127,415
Cash payments	----	----
Gain	$24,714	$127,415

 The debt was written off pursuant to the expiration of the statute of limitations of the State of Florida.

NOTE I - INCOME TAXES

Deferred taxes are recorded for all the tax effects of existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the years ended December 31, 2009 or 2010.

Reconciliation of the federal statutory income tax rate of 34.0% to the effective income tax rate is as follows at December 31:

	2009	2010
Federal statutory income tax rate	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	(3.5)%	(3.5)%
Deferred tax asset valuation allowance	37.5%	37.5%
	-0-%	-0-%

ASC guidance requires that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. As a result the Company recorded a valuation allowance with respect to all the Company’s deferred tax assets. The change in the valuation allowance was $30,000 during 2010.

The Company has a federal net operating loss carry forward of approximately $17 million as of December 31, 2010, which expires through 2030. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the net operating loss and other deductions, which are available to the Company. The Company has not determined the impact of these limitations at this time. The principal difference between the net operating loss and the accumulated deficit for financial statement purposes results principally from stock based compensation and other non-cash expenses.

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire, we are subject to income tax audits in the jurisdictions in which we operate. We are no longer subject to U.S. federal tax examinations for fiscal years prior to 2007, and we are not subject to audits prior to the 2006 fiscal year for the state jurisdiction.

 NOTE J: SUBSEQUENT EVENTS

Subsequent to December 31, 2010, the senior lender advanced $18,700 pursuant to the Revolving Line of Credit.

During January 2011 the Company affected a one for five reverse stock split. All share and per share amounts have been retroactively restated to reflect this split. In addition, the conversion price of the outstanding preferred stock adjusted to $0.60 per common share.