Form 10-Q
period 2011-03-31
INVISA INC
filed 2011-05-13
CIK 1172706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date, May 13, 2011: 13,849,398

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Invisa, Inc.
Form 10-Q

Part I.   Financial Information

Item 1.  Financial Statements
Invisa, Inc.
Condensed Balance Sheets

	December 31, 2010	March 31, 2011
		(Unaudited)
Assets
Current assets:
Cash	$3,605	$1,444
Accounts receivable	6,289	4,745
Inventories	17,867	16,931
Prepaids and other assets	5,795	10,923
Total current assets	33,556	34,043

Total assets	$33,556	$34,043

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable, trade	$89,475	$104,896
Due to stockholders and officers	20,260	20,260

Total current liabilities	109,735	125,156

Long-Term Debt	540,736	602,609

Total liabilities	650,471	727,765

Stockholders’ Deficit:
Convertible Preferred Stock, 5,000,000 shares authorized ($0.001 par value):
Series A, 9,715 shares issued and outstanding	798,500	798,500
Series B, 9,000 shares issued and outstanding	270,160	270,160
Series C, 6,628 shares issued and outstanding	1,600,467	1,600,467
Common Stock, 95,000,000 shares authorized, $.001 par value, 13,849,398 shares issued and outstanding	13,849	13,849
Additional paid-in capital	32,373,332	32,382,332
Accumulated Deficit	(35,673,223)	(35,759,030)
Total stockholders’ deficit	(616,915)	(693,722)
Total liabilities and stockholders’ deficit	$33,556	$34,043

See notes to condensed financial statements.

Invisa, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2011

Net sales	$33,657	$8,924
Other operating revenues	—	—
	33,657	8,924
Costs and other expenses:
Cost of goods	13,892	6,166
Selling, general and administrative expenses	70,794	71,043

(Loss) from operations	(51,029)	(68,285)

Other income (expense):
Interest (expense) and other, net	(16,398)	(17,522)

Income (Loss) before income tax	(67,427)	(85,807)
Income tax	—	—

Net Income (Loss)	$(67,427)	$(85,807)

Net Loss per share applicable to Common Stockholders:
Basic and diluted	$(0.01)	$(0.01)

Weighted average Common Stock shares Outstanding :
Basic and diluted	7,031,216	13,849,398`

See notes to condensed financial statements.

Invisa, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2011

Net cash (used in) operating activities	$(26,867)	$(46,511)
Net cash (used in) investing activities	----	----
Cash flows from financing activities:
Proceeds from Long-Term Debt	27,150	44,350
Net cash provided by financing activities	27,150	44,350
Net increase in cash	283	(2,161)
Cash at beginning of period	157	3,605
Cash at end of period	$440	$1,444

See notes to condensed financial statements.

Invisa, Inc.
Notes to Condensed Financial Statements
March 31, 2011
(Unaudited)

Note A - Basis of Presentation

 The accompanying unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 8.03 of Regulation SX. The December 31, 2010 balance sheet data was derived from audited financial statements, the accompanying financial statements do not include all of the information and notes required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of Invisa, Inc. for the year ended December 31, 2010.  When used in these notes, the terms “Company”, “we,” “us” or “our” mean Invisa, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Note B - Operating Matters and Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.    For the three months ending March 31, 2011, the Company has had a net loss of $(85,807).   See Note E – Long-Term Debt to the accompanying financial statements for substantial restructuring of the Company’s debt, including extension of the Company’s debt payment dates.

Note C – Equity

During the three months ended March 31, 2011, no stock options were outstanding, granted or exercised. In addition, no shares of common or preferred stock were issued.

During the three months ended March 31, 2011, an officer contributed services with a fair value of $9,000 to the capital of the Company.

Note D – Due to Stockholders and Officers

Due to Stockholders and Officers at December 31, 2010 and March 31, 2011 is as follows:

Edmund C. King	$20,260

Note E - Long-Term Debt (See Note J)

The Company has four lines of credit with a private investor.  The credit facilities allow for advances up to $500,000, bear interest at 10% and have a first security interest in all of the Company’s assets.  Additionally the credit facilities are secured by a security interest in 10,666,666 shares of the Company’s common stock which are held in escrow.  Because the credit facilities are not in default the shares are not treated as issued and outstanding

In March 2010, the Company’s senior lender agreed to extend the maturity dates of the outstanding Senior Secured Promissory Notes aggregating $477,293 (including $64,920 accrued interest) until March 1, 2012.  Terms and provisions of the notes otherwise remained unchanged.

The Senior Lender also established a $150,000 Revolving Line of Credit to finance operations of the Company through December 31, 2011.  The Revolving Line has similar terms and provisions to the previous notes between the Company and the Senior Lender and is due and payable March 1, 2012.  At March 31, 2011, the Company has used $61,872, including interest, of the Line of Credit.

Note F – Stockholders’ Deficit

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

Note G  -  Recent Accounting Pronouncements

The Company does not believe that any recently issued accounting pronouncements will have a material affect on its financial statements.

Note H – Inventory

Inventory is stated at the lower of cost or market.  Cost is determined using an averaging method, which approximates the first in – first out method.  Inventory consists principally of finished goods and raw materials.

Note I - Earnings (loss) per Common Share

Basic and diluted earnings (loss) per share are computed based on the weighted average number of common stock outstanding during the period.  Common stock equivalents are not considered in the calculation of diluted earnings (loss) per share for the periods presented because their effect would not be material or would be anti-dilutive.

Note J – Subsequent Events

Subsequent to March 31, 2011 the Company granted shares of common stock in the aggregate amount of 75,000 shares to its directors and an aggregate of 35,000 common shares to its officers.  The stock vested upon the date of grant.

In May of 2011, the Company’s senior lender agreed to restructure its notes to include the $17,522 of accrued interest at March 31, 2011 bringing the total of the notes to $602,609 and to extend the maturity date of its notes to March 1, 2013.    With the exception of the maturity date extended to March 1, 2013 all the terms and provisions of the original notes remain in full force and in effect, including, without limitation, all security thereon.

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

We financed our operations in 2010 and 2011 through revenues derived from the sale of our SmartGate ® brand safety sensors and debt financing.  We are focusing our efforts on increasing our sales of our products and reducing operating costs, where possible.  In March 2010 the company’s senior lender agreed to extend the maturity date of the Senior Secured Promissory Notes and the related accrued interest until March 1, 2012, and put in place a line of credit which we believe is sufficient to finance our operations through December 31, 2011.

Quarter Ended March 31, 2010 Compared to the Quarter Ended March 31, 2011

Net Sales – During the quarter ended March 31, 2010 and 2011, product sales totaled $33,657 and $8,924 respectively.   We had a gross profit of $19,765 for the quarter ended March 31, 2010 and gross profit of $2,758 for the quarter ended March 31, 2011. Gross margin was 59 percent during 2010 and 31 percent during 2011 In June of 2010 our sales and revenue began to decline.  We believe the decline is associated with general economic and industry conditions and does not reflect a change in acceptance of our product.  We also believe the trend is not long-term.

Selling, General and Administrative Expenses - During the first quarter of 2010 and 2011 selling, general and administrative expenses totaled $70,794 and $71,043 respectively.

Interest (Expense) and other, Net - During first quarter of 2010 and 2011 interest (expense) and other totaled ($16,398) and ($17,522), respectively.  The interest expense during both 2010 and 2011 relates primarily to financing costs and interest due our senior lender under lines of credit to the Company.

Net Income (Loss) - Net loss increased from ($67,427) in 2010 to a net loss of ($85,807) in 2011.  This increase resulted principally from decreased sales.

Plan of Development and Operations

We obtained funding of $27,150, in the form of short-term debt financing in the first quarter of 2010, and an additional $61,872, including interest, in the same period in 2011, which together with our cash from sales supported our operations.   We have extended the maturity of our debt to March 1, 2013, and put in place a line of credit which we believe is sufficient to finance our operations through December 31, 2011 (See Note E- Long-Term Debt to the accompanying financial statements) and will explore other business opportunities such as licensing and business combinations as they may arise.

Liquidity and Capital Resources

At March 31, 2011, we had a cash and cash equivalents totaling $1,444.

As of March 31, 2011, the Company has borrowed $602,609 due and owing its senior lender.  The financing arrangements are set forth in a series of Notes having similar terms but varying terms and maturity dates, specifically (i) $128,320 in 2009, (ii) $100,000 in July 2008, (iii) $150,000 in March 2008 and (iv) $250,000 prior to 2008.  Each note bears interest at 10 percent per annum and is secured by all of the assets of the Company.  Additionally, the Company has pledged an aggregate of 10,666,666 shares of its common stock, and has committed additional capital stock, when available, as additional security for the notes.  These shares have been issued and are being held in escrow as additional collateral against the notes.    Upon full repayment of the notes, said shares will be returned to the Company.  The shares delivered to the escrow agent as security for the notes are treated as issued on the stockholder lists of the Company but will not be deemed outstanding  unless the shares are released by the escrow agent and delivered to the lender as a result of a default or nonpayment under the promissory notes and related security agreement.

In March 2010, as part of a restructure of the senior debt of the Company, the senior lender agreed to extend the maturity date of its $477,293 principal amount of notes and accrued interest to March 1, 2012, through a series of note extension agreements.  With the exception of the extension of the maturity date to March 1, 2012, all of the terms and provisions of the original notes remain in full force and effect, including, without limitation all security thereon.  The senior lender also established a $150,000 line of credit to finance operations of the Company through December 31, 2011.  The revolving credit facility has similar terms and provisions to the previous notes between the Company and the senior lender and is due and payable on March 1, 2012.  As of March 31, 2011, the Company has borrowed $61,872, including interest, against this Line of Credit.

In May 2011, the senior lender agreed to extend the maturity date of all amounts due under the notes and line of credit, including accrued interest, aggregating $602,609, to March 1, 2013.
            The Company had negative working capital at March 31, 2011, totaling $91,113 including $1,444 in cash. To finance planned operations through at least the next 12 months, we will rely upon our sales revenues and the $150,000 line of credit established by our senior lender.   We believe that the line of credit facility and our sales revenue will be sufficient to finance our operations through December 31, 2011.  However, we will continue to explore other avenues of financing, such as licensing of our product and/or our technology and potential strategic or business relationships or combinations, and to a lesser degree private equity and debt financing.

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

                Our management, including our Acting President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011 and concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Controls over Financial Reporting

               During the quarter ended March 31, 2011, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

INVISA, INC.

Date: May 13, 2011	By:	/s/ Edmund C. King
Edmund C. King
Title: Chief Executive Officer

Date: May 13, 2011	By:	/s/ Edmund C. King
Edmund C. King
Title: Chief Financial Officer