Form 10-K/A
period 2010-12-31
INVISA INC
filed 2011-07-05
CIK 1172706

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

On July 5, 2011, 13,849,398 shares of Invisa Common Stock, $0.001 par value, were outstanding.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, and on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Base Salaries.

Mr. King did not receive any base salary in fiscal 2009 or 2010; however, an amount of $36,000 has been charged to operations and credited to additional paid in capital in each of these years.

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

INVISA, INC.

Dated: July 5, 2011	By:	/s/ Edmund C. King
Edmund C. King
Acting President

Dated: July 5, 2011	By:	/s/ Edmund C King
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

Dated: July 5, 2011	/s/ Edmund C. King
Edmund C. King, Acting President

Dated: July 5, 2011	/s/ Edmund C. King
Edmund C. King, Chief Financial Officer, Director

Dated: July 5, 2011	/s/ Gregory J. Newell
Gregory J. Newell, Director/

Dated: July 5, 2011	/s/ John E. Scates
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

/s/ Kingery & Crouse, PA Kingery & Crouse, PA Certified Public Accountants
Tampa, Florida February 28, 2011

Invisa, Inc.
BALANCE SHEETS

	December 31,
	2009	2010
ASSETS
Current assets:
Cash and cash equivalents	$157	$3,605
Accounts receivable	6,187	6,289
Inventories	15,724	17,867
Prepaids and other assets	5,158	5,795
Total current assets	27,226	33,556

Furniture, fixtures and equipment, net of $40,130 and $40,542, respectively of accumulated depreciation	2,389	----
Total assets	$29,615	$33,556

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Accounts payable, trade	$98,108	$89,475
Accrued interest expense	92,376	----
Due to stockholders and officers	20,260	20,260
Other	85,074	----
Preferred dividends payable	315,720	----

Total current liabilities	611,538	109,735

Long-term debt	563,400	540,736

Stockholders’ Deficit
Convertible Preferred Stock, 5 million shares authorized ($100 par value):
Series A, 9,715 and 9,715, respectively, shares issued and outstanding	798,500	798,500
Series B, 9,000 and 2,702, respectively, shares issued and outstanding	900,000	270,160
Series C, 6,668 and 16,124, respectively, shares issued and outstanding	654,907	1,600,467
Common Stock; 95,000,000 shares authorized ($.001 par value), 7,031,216 and 13,849,398, respectively, shares issued and outstanding	7,031	13,849
Additional paid-in capital	32,044,150	32,373,332
Accumulated deficit	(35,549,911)	(35,673,223)

Total stockholders’ deficit	(1,145,323)	(616,915)

Total liabilities and stockholders’ deficit	$29,615	$33,556

See notes to financial statements.

Invisa, Inc.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2010

Net Sales	$147,589	$79,149

Costs and expenses:
Cost of goods sold	64,113	30,700
Selling, general and administrative expenses	219,533	227,545

Loss from operations	(136,057)	(179,096)

Other income (expense):
Interest (expense) and other, net	(62,202)	(71,631)
Debt extinguishment gain	24,714	127,415
Gain on Disposal of Fixed Asset	1,575	----
	(35,913)	55,784
(Loss) before income tax	(171,970)	(123,312)
Income tax	----	----

Net (Loss)	(171,970)	(123,312)

Preferred Stock dividends	(54,345)	----
Net (Loss) applicable to Common Stockholders	(226,315)	(123,312)

Net (Loss) per share applicable to Common Stockholders:
Basic and diluted	$(0.03)	$(0.02)

Weighted average Common Stock shares outstanding: Basic and diluted	6,975,120	8,170,130

See notes to financial statements.

Invisa, Inc.
STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid – in capital	Accumulated Deficit	Total
BALANCE AT DECEMBER 31, 2008	25,383	$2,353,407	6,956,216	6,956	32,003,295	(35,323,596)	(959,938)
Contributed Officer compensation	----	----	----	----	36,000	----	36,000
Shares issued for settlement of debt	----	----	----	----	1,930	----	1,930
Preferred Stock Series B dividend	----	----	----	----	----	(54,345)	(54,345)
Issuance of Common Stock to Board Members	----	----	75,000	75	2,925		3,000
Preferred Series C Stock issued for settlement of debt	----	----	----	----	----	----	----
Net Income	----	----	----	----	----	(171,970)	(171,970)
BALANCE AT DECEMBER 31, 2009	25,383	2,353,407	7,031,216	7,031	$32,044,150	$(35,549,911)	$(1,145,323)
Contributed Officer compensation	----	----	----	----	36,000	----	36,000
Exchange of Debt for Common Stock	----	----	6,818,182	6,818	293,182	----	300,000
Preferred Series B and C Stock issued for settlement of accrued dividends (Series B Shares – 702; Series C Shares – 2,456)	3,158	315,720	----	----	----	----	315,720
Net Loss	----	----	----	----	----	(123,312)	(123,312)
BALANCE AT DECEMBER 31, 2010	28,541	$2,669,127	13,849,398	13,849	$32,373,332	$(35,673,223)	$(616,915)

See notes to financial statements.

Invisa, Inc.
STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2009	2010

Cash flows from operating activities:
Net income (loss)	$(171,970)	$(123,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	411	2,389
Interest added to Note Payable – Related Party	-----	64,920
Share Based Compensation and Contributed Officer compensation	39,000	36,000
Debt extinguishment gain	(24,714)	(127,415)
Changes in operating assets and liabilities:
Accounts receivable	311	(102)
Inventories	19,391	(2,143)
Prepaids and other assets	209	(637)
Accounts payable, trade	6,341	(8,634)
Accrued expenses	61,999	2,800
Net cash used in operating activities	(69,022)	(156,134)

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	-----	-----
Net cash used in investing activities	-----	-----

Cash flows from financing activities:
Proceeds from notes payable	69,370	159,582
Bank overdraft	(191)	----
Net cash provided by financing activities	69,179	159,582

Net increase in cash	157	3,448
Cash at beginning of period	----	157
Cash at end of period	$157	$3,605

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

Inventories

The Company’s inventory is stated at the lower of cost or market using an averaging method which approximates the first-in, first-out method. The inventory has been evaluated for obsolescence and whether quantities on hand exceed quantities which can reasonably be expected to be sold in the near term. Obsolete inventory is written off and excess quantities which are not expected to be sold in the near term are either written off or classified as a long-term asset.

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