Form 10-Q
period 2011-06-30
INVISA INC
filed 2011-08-09
CIK 1172706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date, August 09, 2011: 13,959,398

Transitional Small Business Disclosure Format (check one): YES  ☐  NO  ☒

Invisa, Inc.
Form 10-Q

Part I.   Financial Information

Item 1.  Financial Statements
Invisa, Inc.
Condensed Balance Sheets

	December 31, 2010	June 30, 2011
		(unaudited)
Assets
Current assets:
Cash	$3,605	$2,194
Accounts receivable	6,289	16,700
Inventories	17,867	26,122
Prepaids and other current assets	5,795	10,181
Total current assets	33,556	55,197

Total assets	$33,556	$55,197

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, trade	$89,475	$108,386
Due to stockholders and officers	20,260	20,260
Total current liabilities	109,735	128,646

Long-Term Debt	540,736	680,059

Total liabilities	650,471	808,705

Stockholders’ Deficit:
Convertible Preferred Stock, 5,000,000 shares authorized ($0.001 par value):
Series A, 9,715 shares issued and outstanding	798,500	798,500
Series B, 9,000 shares issued and outstanding	270,160	270,160
Series C, 6,628 shares issued and outstanding	1,600,467	1,600,467
Common Stock, 95,000,000 shares authorized ($.001 par value), 13,849,398 and 13,959,398, respectively, shares issued and outstanding	13,849	13,959
Additional paid-in capital	32,373,332	32,402,222
Accumulated Deficit	(35,673,223)	(35,838,816)
Total stockholders’ deficit	(616,915)	(753,508)
Total liabilities and stockholders’ deficit	$33,556	$55,197

See notes to condensed financial statements.

Invisa, Inc.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-months ended June 30,		Six-months ended June 30,
	2010	2011	2010	2011
Net Sales	$16,922	$22,418	$50,579	$31,342
	16,922	22,418	50,579	31,342
Costs and other expenses:
Cost of goods	10,453	10,160	23,222	16,326
Selling, general and administrative expenses	52,106	75,362	122,854	146,405

Loss from operations	(45,638)	(63,104)	(95,497)	(131,389)

Other income (expense):
Interest (expense) and other, net	(19,042)	(19,087)	(35,440)	(36,609)
Gain on Debt extinguishment	----	2,405	----	2,405

Loss before income taxes	(64,680)	(79,786)	(130,937)	(165,593)
Income taxes	----	----	----	----

Net Loss	$(64,680)	$(79,786)	$(130,937)	$(165,593)

Net Loss per share applicable to Common
Stockholders:
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average Common Stock shares Outstanding :
Basic and diluted	6,956,218	13,959,398	6,956,218	13,959,398

See notes to condensed financial statements.

Invisa, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2011
Net cash (used in) operating activities	$(68, 096)	$(104,111)
Net cash (used in) investing activities	----	----
Cash flows from financing activities:
Proceeds from Long-Term Debt	68,478	102,700
Net cash provided by financing activities	68,478	102,700
Net increase (decrease) in cash	382	(1,411)
Cash at beginning of period	157	3,605
Cash at end of period	$539	$2,194

See notes to condensed financial statements.

Invisa, Inc.
Notes to Condensed Financial Statements
June 30, 2011
(Unaudited)

Note A - Basis of Presentation

 The accompanying unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 8.03 of Regulation SX. The December 31, 2010 balance sheet data was derived from audited financial statements.   The accompanying financial statements do not include all of the information and notes required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of Invisa, Inc. for the year ended December 31, 2010.  When used in these notes, the terms “Company”, “we,” “us” or “our” mean Invisa, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Note B - Operating Matters and Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.    For the six months ending June 30, 2011, the Company has had net (losses) applicable to Common Shareholders of $(165,593).   See Note E – Long-Term Debt to the accompanying financial statements for substantial restructuring of the Company’s debt, including extension of the Company’s debt payment dates.

Note C – Equity

During the six months ended June 30, 2011, an officer contributed services with a fair value of $18,000 to the capital of the Company.  Also, during the six months then ended no stock options were outstanding, granted or exercised.  Additionally, no shares of Preferred Stock were issued, but 75,000 shares of common stock were approved for grant during the second quarter to its three directors and 35,000 shares to its non-director consultants.  The stock was valued at fair market value ($0.10 per share or $11,000 which was charged to operations) and vests upon granting.

Note D – Due to Stockholders and Officers

Due to Stockholders and Officers at December 31, 2010 and June 30, 2011 is as follows:

	December 31, 2010	June 30, 2011
Edmund C. King	$20,260	$20,260

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

In May 2011, the Company’s senior lender agreed to extend the maturity dates of the outstanding Senior Secured Promissory Notes and accrued interest aggregating $602,609 until March 1, 2013.  Terms and provisions of the notes otherwise remained unchanged.

The Senior Lender also established a $150,000 Revolving Line of Credit to finance operations of the Company through December 31, 2011.  The Revolving Line has similar terms and provisions to the previous notes between the Company and the Senior Lender.  In March 2011 the Senior Lender agreed to extend the maturity date of its notes to March 1, 2013.    With the exception of the maturity date extended to March 1, 2013 all the terms and provisions of the original notes remain in full force and in effect, including, without limitation, all security thereon.  At June 30, 2011, the Company has used $121,800, including interest, of the Line of Credit.  Should the Company use the entire line before December 31, 2011, it would request additional advances from the Senior Lender. While the Senior Lender has been agreeable to making continued advances in the past there can be no assurance that any such additional advances will be agreed to.

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

Note J – Subsequent Events

In July 2011 the 10,666,666 shares of the common stock held in escrow were reduced to 3,848,485.

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

We financed our operations in 2010 and 2011 through revenues derived from the sale of our SmartGate ® brand safety sensors and debt financing.  We are focusing our efforts on increasing our sales of our products and reducing operating costs, where possible.  In May 2011 the company’s senior lender agreed to extend the maturity date of the Senior Secured Promissory Notes and the related accrued interest until March 1, 2013, and put in place a line of credit which we believe is sufficient to finance our operations through December 31, 2011.

Quarter Ended June 30, 2010 Compared to the Quarter Ended June 30, 2011

Net Sales – During the quarter ended June 30, 2010 and 2011, product sales totaled $16,922 and $22,418 respectively.   We had a gross profit of $6,469 for the quarter ended June 30, 2010 and gross profit of $12,258 for the quarter ended June 30, 2011. Gross margin was 38 percent during the 2nd quarter of 2010 and 55 percent during the same period in 2011.

Selling, General and Administrative Expenses - During the second quarter of 2010 and 2011 selling, general and administrative expenses totaled $52,106 and $75,362, respectively.

Interest (Expense) and other, Net - During second quarter of 2010 and 2011 interest (expense) and other totaled $(19,042) and $(19,087), respectively.  The interest expense during both 2010 and 2011 relates primarily to financing costs and interest due our senior lender under lines of credit.

Net Income (Loss) - Net loss increased from $(64,680) in 2010 to a net loss of $(79,786) in 2011.  This increase in net loss resulted principally from increased selling general and administrative expenses.

Six Months Ended June 30, 2010 and 2011

 Net Sales and Cost of Sales - During the six months ended June 30, 2010 and 2011, net sales totaled $50,579 and $31,342 respectively.   In June of 2010 our sales and revenue began to decline.  We believe the decline is associated with general economic and industry conditions and does not reflect a change in acceptance of our product.  We also believe the trend is not long-term.  Cost of sales totaled $23,222 and $16,326, respectively, or 46% and 52% of related sales.

 Selling, General and Administrative Expenses - During the six months ended June 30, 2010 and 2011, selling, general and administrative expenses totaled $122,854 and $146,405. The increase of $23,551 in 2011 principally resulted from expenses related to the reverse split.

 Interest Income (Expense) and other, Net - During the six months ended June 30, 2010 and 2011, net interest (expense) income totaled $(35,440) and $(36,609).  The interest expense during both 2010 and 2011 relates primarily to financing costs and interest due our senior lender under lines of credit to the Company.

 Net Income (Loss) - The Company’s net loss for these periods increased from $(130,937) in 2010 to a loss of $(165,593) in 2011. This increase resulted principally from decreased sales and increased selling, general, and administrative expenses.

Plan of Development and Operations

We obtained funding of $68,478, in the form of short-term debt financing through the second quarter of 2010, and an additional $102,700 in the same period in 2011, which together with our cash from sales supported our operations.   We have extended the maturity of our debt to March 1, 2013, and put in place a line of credit which we believe is sufficient to finance our operations through December 31, 2011 (See Note E- Long-Term Debt to the accompanying financial statements) and will explore other business opportunities such as licensing and business combinations as they may arise.

Liquidity and Capital Resources

At June 30, 2011, we had a cash and cash equivalents totaling $2,194.

As of June 30, 2011, the Company has borrowed $680,059, included interest which has been added to the note, due and owing its senior lender.  The financing arrangements are set forth in a series of Notes having similar terms but varying maturity dates, specifically (i) $128,320 in 2009, (ii) $100,000 in July 2008, (iii) $150,000 in March 2008 and (iv) $250,000 prior to 2008.  Each note bears interest at 10 percent per annum and is secured by all of the assets of the Company.  Additionally, the Company has pledged an aggregate of 10,666,666 shares of its common stock, and has committed additional capital stock, when available, as additional security for the notes.  These shares have been issued and are being held in escrow as additional collateral against the notes.    Upon full repayment of the notes, said shares will be returned to the Company.  The shares delivered to the escrow agent as security for the notes are treated as issued on the stockholder lists of the Company but will not be deemed outstanding  unless the shares are released by the escrow agent and delivered to the lender as a result of a default or nonpayment under the promissory notes and related security agreement.  (See Note J to the accompanying financial statements)

In May 2011, the senior lender agreed to extend the maturity date of all amounts due under the notes and line of credit, including accrued interest, aggregating $602,609, to March 1, 2013.  With the exception of the extension of the maturity date to March 1, 2013, all of the terms and provisions of the original notes remain in full force and effect, including, without limitation all security thereon.  The senior lender also established a $150,000 line of credit to finance operations of the Company through December 31, 2011.  The revolving credit facility has similar terms and provisions to the previous notes between the Company and the senior lender and is due and payable on March 1, 2013.  As of June 30, 2011, the Company has borrowed $102,700, excluding interest, against this Line of Credit.

The Company had negative working capital at June 30, 2011, totaling $73,449 including $2,194 in cash. To finance planned operations through at least the next 12 months, we will rely upon our sales revenues and the $150,000 line of credit established by our senior lender.   We believe that the line of credit facility and our sales revenue will be sufficient to finance our operations through December 31, 2011.  However, we will continue to explore other avenues of financing, such as licensing of our product and/or our technology and potential strategic or business relationships or combinations, and to a lesser degree private equity and debt financing.

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

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied.

The Company’s significant accounting policies are described in note 1 of our financial statements of our Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

The Company does not believe that any recently issued accounting pronouncements will have a material affect on its financial statements.

Item 3. Qualitative and Qualitative Disclosure about Market Risk

NA

Item 4. Controls and Procedures

The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer,  Chief Financial Officer, and Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

                Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011 and concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Controls over Financial Reporting

               During the quarter ended June 30, 2011, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-months ended June 30, 2011, the Company approved the grant of an aggregate of 110,000 shares of its common stock to its three directors (25,000 each) and an aggregate of 35,000 shares to its two non-director consultants.  The shares are in the process of being issues at market value ($0.10) at the approval date.  The shares are restricted as to transfer and are being issued under an exemption provided by Section 4(2) of the Securities Act of 1933.

Item 3. Defaults by the Company on its Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits filed herewith, Item Number - Description:

Item No.	Description
31.1	Chief Operating Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a).

31.2	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a).

32.1	Chief Operating Officer Certification Pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(b) None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Invisa has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVISA, INC.

Date: August 09, 2011	By:	/s/ Edmund C. King
Edmund C. King
Title: Chief Executive Officer

Date: August 09, 2011	By:	/s/ Edmund C. King
Edmund C. King
Title: Chief Financial Officer