Form 10-Q
period 2011-09-30
INVISA INC
filed 2011-11-14
CIK 1172706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date, November 14, 2011: 13,959,398

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

Invisa, Inc.
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements
Invisa, Inc.
Condensed Balance Sheets

	December 31, 2010	September 30, 2011
		(unaudited)
Assets
Current assets:
Cash	$3,605	$7,764
Accounts receivable	6,289	18,300
Inventories	17,867	14,135
Prepaids and other current assets	5,795	9,645
Total current assets	33,556	49,844

Total assets	$33,556	$49,844

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable, trade	$89,475	$102,540
Due to stockholders and officers	20,260	20,260
Total current liabilities	109,735	122,800

Long-Term Debt	540,736	711,569

Total liabilities	650,471	834,369

Stockholders’ Deficit:
Convertible Preferred Stock, 5,000,000 shares authorized ($0.001 par value):
Series A, 9,715 shares issued and outstanding	798,500	798,500
Series B, 9,000 shares issued and outstanding	270,160	270,160
Series C, 6,628 shares issued and outstanding	1,600,467	1,600,467
Common Stock, 95,000,000 shares authorized ($.001 par value), 13,849,398 and 13,959,398, respectively, shares issued and outstanding	13,849	13,959
Additional paid-in capital	32,373,332	32,411,222
Accumulated Deficit	(35,673,223)	(35,878,833)
Total stockholders’ deficit	(616,915)	(784,525)
Total liabilities and stockholders’ deficit	$33,556	$49,844

See notes to condensed financial statements.

Invisa, Inc.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three-months ended September 30,		Nine-months ended September 30,
	2010	2011	2010	2011

Net Sales	$12,269	$46,879	$62,848	$78,221

Costs and other expenses:
Cost of goods	2,659	15,258	25,881	31,584
Selling, general and administrative expenses	56,731	53,528	179,585	199,933

Loss from operations	(47,121)	(21,907)	(142,618)	(153,296)

Other income (expense):
Interest (expense) and other, net	(20,305)	(18,110)	(55,745)	(54,719)
Gain on debt extinguishment	—	---	—	2,405

Loss before income taxes	(67,426)	(40,017)	(198,363)	(205,610)
Income taxes	—	----	—	----

Net Loss	$(67,426)	$(40,017)	$(198,363)	$(205,610)

Net Loss per share applicable to Common
Stockholders:
Basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.01)

Weighted average Common Stock shares Outstanding :
Basic and diluted	6,956,216	13,959,616	7,031,216	13,923,352

See notes to condensed financial statements.

Invisa, Inc.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2010	2011
Net cash (used in) operating activities	$(102,276)	$(111,941)
Net cash (used in) investing activities	----	----
Cash flows from financing activities:
Proceeds from Long-Term Debt	103,701	116,100
Net cash provided by financing activities	103,701	116,100
Net increase in cash	1,425	4,159
Cash at beginning of period	157	3,605
Cash at end of period	$1,582	$7,764

See notes to condensed financial statements.

Invisa, Inc.
Notes to Condensed Financial Statements
September 30, 2011
(Unaudited)
Note A - Basis of Presentation

The accompanying unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 8.03 of Regulation SX. The December 31, 2010 balance sheet data was derived from audited financial statements. The accompanying financial statements do not include all of the information and notes required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of Invisa, Inc. for the year ended December 31, 2010. When used in these notes, the terms “Company”, “we,” “us” or “our” mean Invisa, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Note B - Operating Matters and Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ending September 30, 2011, the Company has had net (losses) applicable to Common Shareholders of $(205,610). See Note E – Long-Term Debt to the accompanying financial statements for substantial restructuring of the Company’s debt, including extension of the Company’s debt payment dates.

Note C – Equity

During the nine months ended September 30, 2011, an officer contributed services with a fair value of $27,000 to the capital of the Company.  Also, during the nine months then ended no stock options were outstanding, granted or exercised. Additionally, no shares of Preferred Stock were issued, but 75,000 shares of common stock were approved for grant during the second quarter to its three directors and 35,000 shares to its non-director consultants.  The stock vests upon the date granted and was valued at fair market value ($0.10 per share or $11,000 which was charged to operations)

In July 2011 the 10,666,666 shares of the common stock held in escrow were reduced to 3,848,485.

Note D – Due to Stockholders and Officers

Due to Stockholders and Officers at December 31, 2010 and September 30, 2011 is as follows:

	December 31	September 30
	2010	2011
Edmund C. King	$20,260	$20,260

Note E - Long-Term Debt

The Company has four lines of credit with a private investor. The credit facilities allow for advances up to $500,000, bear interest at 10% and have a first security interest in all of the Company’s assets.   Additionally, the credit facilities are secured by a security interest in 3,848,485 shares of the Company’s common stock held in escrow. Because the credit facilities are not in default the shares are not treated as issued and outstanding.

In May 2011, the Company’s senior lender agreed to extend the maturity dates of the outstanding Senior Secured Promissory Notes and the Line of Credit as described below and accrued interest aggregating $711,569 at September 30, 2011 until March 1, 2013. Terms and provisions of the notes otherwise remained unchanged.

The Senior Lender also established a $150,000 Revolving Line of Credit to finance operations of the Company through December 31, 2011. The Revolving Line has similar terms and provisions to the previous notes between the Company and the Senior Lender. In March 2011 the Senior Lender agreed to extend the maturity date of its notes to March 1, 2013. With the exception of the maturity date extended to March 1, 2013 all the terms and provisions of the original notes remain in full force and in effect, including, without limitation, all security thereon. At September 30, 2011, the Company has used $116,100 of the Line of Credit. Should the Company use the entire line before December 31, 2011, it would request additional advances from the Senior Lender. While the Senior Lender has been agreeable to making continued advances in the past there can be no assurance that any such additional advances will be agreed to.

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

Quarter Ended September 30, 2010 Compared to the Quarter Ended September 30, 2011

Net Sales – During the quarter ended September 30, 2010 and 2011, product sales totaled $12,269 and $46,879 respectively. We had a gross profit of $9,610 for the quarter ended September 30, 2010 and gross profit of $31,621 for the quarter ended September 30, 2011. Gross margin was 78% during the 3rd quarter of 2010 and 67% during the same period in 2011.

Selling, General and Administrative Expenses - During the third quarter of 2010 and 2011 selling, general and administrative expenses totaled $56,731 and $53,528, respectively.

Interest (Expense) and other, Net - During third quarter of 2010 and 2011 interest (expense) and other totaled $(20,305) and $(18,110), respectively. The interest expense during both 2010 and 2011 relates primarily to financing costs and interest due our senior lender under lines of credit.

Net Income (Loss) - Net loss decreased from $(67,426) in 2010 to a net loss of $(40,017) in 2011. This decrease in net loss resulted principally from decreased selling general and administrative expenses and increased sales.

Nine Months Ended September 30, 2010 and 2011

Net Sales and Cost of Sales - During the nine months ended September 30, 2010 and 2011, net sales totaled $62,848 and $78,221 respectively. In June of 2010 our sales and revenue began to decline. We believe the decline is associated with general economic and industry conditions and does not reflect a change in acceptance of our product. We also believe the trend is not long-term. Cost of sales totaled $25,881 and $31,584, respectively, or 41% and 40% of related sales.

Selling, General and Administrative Expenses - During the nine months ended September 30, 2010 and 2011, selling, general and administrative expenses totaled $179,585 and $199,933. The increase of $20,348 in 2011 principally resulted from expenses related to the reverse split.

Interest Income (Expense) and other, Net - During the nine months ended September 30, 2010 and 2011, net interest (expense) income totaled $(55,745) and $(54,719). The interest expense during both 2010 and 2011 relates primarily to financing costs and interest due our senior lender under lines of credit to the Company.

Net Income (Loss) - The Company’s net loss for these periods increased from $(198,363) in 2010 to a loss of $(205,610) in 2011. This increase resulted principally from increased General and Administrative Expenses in 2011.

Plan of Development and Operations

We obtained funding of $103,701, in the form of short-term debt financing through the third quarter of 2010, and an additional $116,100 in the same period in 2011, which together with our cash from sales supported our operations. We have extended the maturity of our debt to March 1, 2013, and put in place a line of credit which we believe is sufficient to finance our operations through December 31, 2011 (See Note E- Long-Term Debt to the accompanying financial statements) and will explore other business opportunities such as licensing and business combinations as they may arise.

Liquidity and Capital Resources

At September 30, 2011, we had a cash and cash equivalents totaling $7,764.

As of September 30, 2011, the Company has borrowed $711,569, including accrued interest which has been added to the note, due and owing its senior lender. The financing arrangements are set forth in a series of Notes having similar terms but varying maturity dates, specifically (i) $128,320 in 2009, (ii) $100,000 in July 2008, (iii) $150,000 in March 2008 and (iv) $250,000 prior to 2008. Each note bears interest at 10 percent per annum and is secured by all of the assets of the Company. Additionally, the Company has pledged an aggregate of 3,848,845 shares (held in escrow) of its common stock, and has committed additional capital stock, when available, as additional security for the notes. These shares have been issued and are being held in the treasury or in escrow as additional collateral against the notes. Upon full repayment of the notes, said shares will be returned to the Company. The shares delivered to the escrow agent as security for the notes are treated as issued on the stockholder lists of the Company but will not be deemed outstanding unless the shares are released by the escrow agent and delivered to the lender as a result of a default or nonpayment under the promissory notes and related security agreement. (See Note J to the accompanying financial statements)

In May 2011, the senior lender agreed to extend the maturity date of all amounts due under the notes and line of credit, including accrued interest, aggregating $711,569, to March 1, 2013. With the exception of the extension of the maturity date to March 1, 2013, all of the terms and provisions of the original notes remain in full force and effect, including, without limitation all security thereon. The senior lender also established a $150,000 line of credit to finance operations of the Company through December 31, 2011. The revolving credit facility has similar terms and provisions to the previous notes between the Company and the senior lender and is due and payable on March 1, 2013. As of September 30, 2011, the Company has borrowed $116,100, excluding interest, against this Line of Credit.

The Company had negative working capital at September 30, 2011, totaling $72,956 including $7,764 in cash. To finance planned operations through at least the next 12 months, we will rely upon our sales revenues and the $150,000 line of credit established by our senior lender. We believe that the line of credit facility and our sales revenue will be sufficient to finance our operations through December 31, 2011. However, we will continue to explore other avenues of financing, such as licensing of our product and/or our technology and potential strategic or business relationships or combinations, and to a lesser degree private equity and debt financing.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011 and concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2011, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine-months ended September 30, 2011, the Company approved the grant of an aggregate of 110,000 shares of its common stock to its three directors (25,000 each) and an aggregate of 35,000 shares to its two non-director consultants. The shares are in the process of being issues at market value ($0.10) at the approval date. The shares are restricted as to transfer and are being issued under an exemption provided by Section 4(2) of the Securities Act of 1933.

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
INVISA, INC.

Date: November 14, 2011	By:	/s/ Edmund C. King
Edmund C. King
Title: Chief Executive Officer

Date: November 14, 2011	By:	/s/ Edmund C. King
Edmund C. King
Title: Chief Financial Officer