Form 10-K
period 2011-12-31
INVISA INC
filed 2012-03-30
CIK 1172706

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934:
For the fiscal year ended: December 31, 2011

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

As of December 31, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4,154,819

On March 30, 2012, 14,114,398 shares of Invisa Common Stock, $0.001 par value, were outstanding.

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

Item 1 - Description of Business

Invisa, Inc. is a Nevada corporation that manufactures and sells a line of SmartGate ® brand safety sensors used in or with parking gates to protect life and property. Parking gates are motorized barriers used to control the flow of vehicular traffic in areas such as parking facilities, vehicle storage facilities, tollbooths, and metered entry points for highways. Our SmartGate sensors are based on presence sensing technology that we call InvisaShield. While we believe that our InvisaShield technology may have additional applications for safety products, to date substantially all of our revenue has been derived from the sale of SmartGate sensors used in parking gates.

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

Our offices are located at 1800 2nd Street, Suite 965, Sarasota, FL 34236, telephone (941) 870-3950.

Our SmartGate™ Product

Many products use presence-sensing technology; however, we believe that our InvisaShield technology is particularly suited to safety sensors for use in the parking gate market. In 2010 and 2011, all of our revenues were derived from the sale of SmartGate safety sensors used with powered parking gates. These gates typically have a power-operated barrier arm made of metal, wood or PVC. This arm moves vertically between an open and a closed position. Our device places an invisible presence-sensing field around the potentially dangerous barrier arm to detect people and vehicles in its path. Our device signals the powered gate to trigger a predetermined response, such as stopping and reversing the barrier arm. The retail price for our SmartGate™ sensors allow us to realize an acceptable gross profit margin, however, we continue to look for ways to decrease our cost of goods and increase our distribution to improve our profit margins.

Marketing and Sales

We sell our safety products to manufacturers, dealers and end-users. As part of our current sales efforts, we have attended trade shows and have continued our relationships with our customer list which comprises manufacturers, dealers and end users. We also receive unsolicited orders either by telephone, fax or internet. In addition, during fiscal year 2011, we have sought relationships with architectural engineering firms and municipalities that are implementing projects requiring parking barrier gates, such as municipal parking lots and airport reconstruction. Although we do not maintain a full-time sales force, we do engage outside sales consultants.

In 2011, SkiData, Inc. was our largest customer comprising of 24% of our sales.  In 2010, Carolina Time Equipment Company was our largest customer, responsible for 11% of our product revenues.  The sales to SkiData, Inc. in 2011 include a project that SkiData is administering for a large governmental end user and no assurance can be given that we will continue to sell products to SkiData at the same level once the project is complete.

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

We have, in the past, sought to develop additional products based on our InvisaShield technology. We have developed pre-production prototypes of safety products for various power doors such as slide-gates, commercial overhead doors, powered industrial doors (which are used in commercial, manufacturing and industrial facilities) and residential garage doors and pre-production prototypes of security products various applications in museums, retail and industrial. We have indefinitely delayed such development projects; however, in 2011 we made certain modifications improving our line of antenna products.

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

Warranty

Our safety products are sold with a 90-day limited warranty against manufactures parts and defects.  We have had no significant claims expensed under the warranty in 2010 or 2011.

Employees

We have no full time employees. Our Chief Executive Officer, who is currently our Chief Financial Officer, serves in both capacities on a part-time consulting basis. We support our operations by using consultants and third party contract piece workers as required.

Research and Development

We are not conducting any research and development with respect to our technology at this time. Therefore, during the years ended December 31, 2010 and 2011 we incurred no research and development expenses.

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

We continue to incur losses.

In the twelve months ended December 31, 2011, we sustained a net loss from operations of $315,882. Absent a dramatic increase in our market share or demand for our products, future losses are expected to continue. Accordingly, we will experience significant liquidity and cash flow problems if we are not successful in increasing our sales and lowering costs. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Our ability to generate revenue and achieve profitability depends upon our ability to manufacture and sell our products in sufficient volume to cover our fixed and variable costs of operations.

We will need to continue financing our operations through third party sources or we may be unable to fund our operations, promote our products or develop our technology.

In recent years, our operations have relied almost entirely on external financing to fund our operations; however, in 2011 sales revenues satisfied approximately 39% of our cash operational costs and expenses. During 2010 and 2011, we funded our operations with funds borrowed under short-term and long-term notes which, for the most part, were secured with the Company’s assets. We anticipate, based on our current proposed plans and assumptions relating to our operations, that the line of credit established by our Senior Lender will provide adequate funding to continue to operate our business through December 31, 2012. Unless our sales increase significantly, we will need to raise additional capital to fund our operating expenses beyond December 31, 2012. We cannot assure you that financing, whether from external sources or related parties, will be available if needed or on favorable terms beyond December 31, 2012. If additional financing is not available when required or is not available on acceptable terms, we may be unable to support our secured debt, fund our operations and planned growth, take advantage of business opportunities or respond to competitive market pressures, any of which could have a material adverse affect on our long-term business plan.

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

We are thinly staffed.

We have no full time employees. Our Chief Financial Officer is also serving as our Chief Executive Officer and is available to the Company on a part time consulting basis. We also engage consultants and contract piece workers as necessary. Unless additional employees are hired, the limited size of our staff could restrict the level and/or nature of our business operations.

We have promissory notes payable that are secured by all of our assets and default under these notes could result in the loss of our assets.

In order to fund our operations, we have entered into promissory notes payable that are secured by all of our assets. We currently do not have the available cash or other financing resources to pay the interest or principal there under. Default under these promissory notes could result in the loss of all of our assets and business opportunity. The Senior Lender has liens on all of our assets.

Item 1B – Unresolved Staff Comments

None

Item 2 - Properties

In the February, 2012, we entered into a new lease agreement for our operations to rent approximately 2,000 square feet of office space located at 1800 2nd Street in Sarasota, Florida. Our monthly base rental is $642. We rent the facilities pursuant to a lease which expires on February 28, 2013.

Item 3 - Legal Proceedings

None.

Item 4 – Mine Safety Procedures

N/A

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

As of December 31, 2011 there were 391 stockholders of record of Invisa Common Stock.
Quarter	High Bid	Low Bid
First Quarter 2010	0.10	0.05
Second Quarter 2010	0.08	0.04
Third Quarter 2010	0.06	0.04
Fourth Quarter 2010	0.05	0.05
First Quarter 2011	0.19	0.19
Second Quarter 2011	0.12	0.12
Third Quarter 2011	0.22	0.22
Fourth Quarter 2011	0.30	0.27

On March 27, 2012, the closing bid and closing ask prices for shares of our Common Stock in the over-the-counter market, as reported by NASD.OTC.BB was $0.20 per share.

We believe that there are presently approximately 1(one) market maker for our Common Stock. When stock is traded in the public market, characteristics of depth, liquidity and orderliness of the market may depend upon the existence of market makers as well as the presence of willing buyers and sellers. We do not know if these or other market makers will continue to make a market in our Common Stock. Further, the trading volume in our Common Stock has historically been both sporadic and light.

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

Transfer Agent

The Transfer Agent for the Common Stock of the Company is Continental Stock Transfer and Trust Company 17 Battery Place, New York, NY 10004.

Recent Sales of Unregistered Securities

During November 2010 the Company issued 6,818,182 shares of Common Stock in exchange for $300,000 of outstanding debt owed to our Senior Lender. The shares were issued to the Senior Lender which we believe to be a knowledgeable investor pursuant to an exemption from registration under the Securities Act.(See Note G to the accompanying Financial Statements)

During April 2011, 110,000 shares of Common stock were granted to the three directors and certain consultants and valued at $0.10 per share (the market price at the date of grant). The Company charged the fair value of $11,000 to operations. In addition, in January 2012, 155,000 shares of Common stock were authorized for grant to the three directors and certain consultants and valued at $0.20 per share (the market price at the date of issue). The Company charged the fair value of $38,750 to operations during 2011.

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

We financed our operations in 2010 and 2011 through revenues derived from the sale of our SmartGate ® brand safety sensors and short-term and long-term debt financing. We are focusing our efforts on increasing our sales of our products and reducing operating costs, where possible. In December 2011 the company’s Senior Lender agreed to extend the maturity date of the Senior Secured Promissory Notes and the related accrued interest until March 31, 2014, and put in place a line of credit which we believe is sufficient to finance our operations through December 31, 2013. (See Note G - to the accompanying financial statements)

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2011

Net Sales - During the years ended December 31, 2010 and 2011, product sales totaled $79,149 and $98, 782 respectively. We had a gross profit of $48,449 for the year ended December 31, 2010 and gross profit of $52,365 for the year ended December 31, 2011. Gross margin was 61 percent during 2010 and 53 percent during 2011. We attribute the increase in our sales in 2011 to sales to a significant customer in 2011and the decrease in the gross profit percentage to the write off of obsolete inventory.

Selling, General and Administrative Expenses - During the years 2010 and 2011, selling, general and administrative expenses totaled $227,545 and $289,970, respectively.   The increase in expenses is primarily due to  non cash stock compensation of  $49,750.

Interest (expense) and other, Net - The interest expense during 2010 of $71,631 and during 2011 of $80,695 relates primarily to financing costs and interest due to certain stockholders under lines of credit to the Company. During 2010 and 2011, the Company wrote off certain debts resulting in the extinguishment gain of $127,415and $2,418, respectively. (See Note H to the accompanying Financial Statements.)

Net Income (Loss) applicable to Common Stockholders and Net Income (Loss) Per Share applicable to Common Stockholders - The Company’s net income (loss) applicable to Common Stockholders and net income (loss) per share applicable to Common Stockholders for these periods increased from a net loss of $123,312 and $(0.02) in 2010 to a net loss of $315,882 and ($0.02) in 2011.

Plan of Development and Operations

We obtained funding of $159,582, in the form of short-term and long-term debt financing in 2010, and an additional $128,800 in 2011, which together with our cash from sales supported our operations. We have extended the maturity of our short-term debt to March 31, 2014, and have in place a line of credit which we believe is sufficient to finance our operations through December 31, 2013. (See Note G – to accompanying financial statements).  In addition, we will explore other business opportunities such as licensing and business combinations as they may arise.

Liquidity and Capital Resources

At December 31, 2011, we had a cash and cash equivalents totaling $589.

The Company has five credit facilities with its Senior Lender totaling $753,319 under which $750,232 has been borrowed at December 31, 2011. The Senior Lender has also established a revolving line of credit to finance operations of the Company totaling $200,000 at December 31, 2011 which is available to the Company. Terms of the Lines of Credit include due date of March 31, 2014 with interest accruing at ten percent per annum and all of the Company’s assets being pledged as security. (See Note G – to accompanying financial statements).

The Company had negative working capital at December 31, 2011, totaling $96,815 including $589 in cash and cash equivalents. To finance planned operations through at least the next 12 months, we will rely upon our sales revenues and the $200,000 line of credit established by our Senior Lender. We believe that the line of credit facility and our sales revenue will be sufficient to finance our operations through December 31, 2012. However, we will continue to explore other avenues of financing, such as licensing of our product and/or our technology and potential strategic or business relationships or combinations, and to a lesser degree private equity and debt financing.

While we are confident that the current funding and sales revenue available to us will be sufficient to finance our operations through December 31, 2012, it is important to note that additional funding, if needed, may not be available when required or it may not be available on acceptable terms. Should we require additional funding, we may need to reduce or refocus our operations or obtain funds through arrangements that would be less attractive to us or which may require us to relinquish rights to certain or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income.  This Update amended the provisions of FASB ASC 220-10 by eliminating the option of reporting other comprehensive income in the statement of changes in stockholders’ equity.  Companies will have the option of presenting net income and other comprehensive income in a single, continuous statement of comprehensive income or presenting two separate but consecutive statements of net income and comprehensive income.  The new presentation requirements are effective for interim and annual periods beginning after December 15, 2011.  The adoption of this standard is not anticipated to have a material impact on our financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment.  This Update amended the provisions of FASB ASC 350-20-35 by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The adoption of this standard is not anticipated to have a material impact on our financial statements.

 The Company does not believe that other recently issued accounting pronouncements will have a material impact on its financial statements.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011 and concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, and on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2011, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The directors, executive officers, and significant employees of the Company at December 31, 2011 are as follows:

Name	Positions and Offices Presently Held with the Company
Edmund C. King	Director, Chief Executive Officer, Chief Financial Officer, Treasurer
Gregory J. Newell	Director
John E. Scates	Director

EDMUND C. KING has served as our Chief Financial Officer and Director since February 9, 2000. In 2007, Mr. King began serving as our Acting President. Until October 1, 1991, Mr. King was a partner in Ernst & Young, an international accounting and consulting firm. While at Ernst & Young, Mr. King was that firm’s Southern California senior healthcare partner and prior to that directed the Southern California healthcare practice for Arthur Young & Company, one of the predecessor firms of Ernst & Young. During his 30 years with Ernst & Young, Mr. King counseled clients in structuring acquisitions and divestitures; advised on the development of strategic plans; directed the preparation of feasibility studies; assisted with operational and financial restructuring; directed and supervised audits of client financial statements; and provided expert witness testimony and technical SEC consultation. Commencing in 1999, Mr. King became a financial consultant to SmartGate, L.C. that we acquired in February 2000. Mr. King has served as Chief Financial Officer and Director of SmartPlug, Inc. since November 2000 and Chief Financial Officer and Director of FlashPoint International, Inc. since October 2001. From January 1992, Mr. King has been a general partner of Trouver, an investment banking and financial consulting partnership. Mr. King is also a member of the Board of Directors of LTC Properties, Inc., an NYSE listed real estate investment trust. Mr. King is a graduate of Brigham Young University, having served on the National Advisory Council of that school’s Marriott School of Management, and has completed a Harvard University management course sponsored by Ernst & Young. Mr. King also has served as Chairman of the HFMA’s Long-Term Care Committee (Los Angeles Chapter) and is a past member of the National Association of Corporate Directors. He holds a CPA certificate (inactive) in the state of California.

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

Significant Employees

At December 31, 2011 we had no full time employees. Our Chief Financial Officer, who also serves as our Chief Executive Officer, is employed on a part-time consulting basis. We support operations by using consultants and contract piece workers as required.

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

The Audit Committee discussed with our independent auditors the overall scope and plans for their audit. The Committee meets with the independent auditors, with and without management present, to discuss the results of their examination, and the overall quality of our financial reporting. The Audit Committee held 4(four) telephonic meetings during 2011.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to our Board of Directors, and the Board approved, that the audited financial statements be included in our Annual Report on Form 10-K for the 2011 fiscal year for filing with the Securities and Exchange Commission. The Audit Committee and the Board of Directors have also recommended the selection of our independent auditors.
THE AUDIT COMMITTEE
Gregory Newell, Chairman
John Scates

Board Meetings and Independence

During the year ended December 31, 2011, the Board of Directors of the Company held 4 (four)  telephonic meetings. Each director attended at least 75% of the aggregate of (1) the total number of meetings of the Board (held during the period for which he has been a director) and (2) the total number of meetings held by all committees of the Board on which he served (during the periods that he served).

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

Director Compensation

We do not have a formal plan for compensating our directors. Although there was no compensation in 2010, during the 2011 fiscal year each of our Directors were granted 25,000 shares of the Company’s common stock for their  services.  Also in January of 2012, each Director was granted 30,000 shares of the Company’s common stock applicable to the year 2011.  Mr King does not have employment agreements and works on a part time basis for the Company.  Mr. King received no salary and no other cash compensation for fiscal years 2010 and  2011.

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

Item 11.                 EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

Overview.

This Compensation Discussion and Analysis is intended to describe the material factors underlying the compensation policies and decisions of the Company with regard to compensation paid to our executive officers in 2010 and 2011. The Compensation Committee oversees the Company’s executive compensation in accordance with its Charter and recommends to the Board of Directors compensation for the named executive officers. The Compensation Committee receives input and recommendations when requested from our executive officers.

During 2011 two additional executive officers (John Zappala, as President; Elizabeth Henson, as Vice President of Operations) were authorized.  Mr. Edmund King, our CEO and CFO, does not have a written employment agreement and works on a part-time basis for the Company.   Mr. King received no salary or other cash compensation during fiscal 2010 or 2011. However the Company charged $36,000 to operations for the value of his services in each of these years. Mr. Zappala and Ms. Henson received cash consulting fees of $6,500 and $48,000, respectively in 2011.  In addition, Mr. Zappala, according to his contract, was granted 100,000 shares to be received upon completion and approval of a market survey and Ms. Henson received Common stock grants totaling 25,000 and 30,000 shares, respectfully, for service in 2010 and 2011.

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

Base Salaries.

Mr. King did not receive any base salary in fiscal 2010 or 2011; however, an amount of $36,000 has been charged to operations and credited to additional paid in capital in each of these years.

Option Grants.

No Options were granted in fiscal years 2010 or 2011.

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

Change in Control Severance Policy.

None.

REPORT OF COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and discussed it with the Company’s management. Based on the Compensation Committee’s review and discussions with management, the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for fiscal 2011.

John E Scates, Chairman
Gregory J Newell
DIRECTOR COMPENSATION
FOR THE THREE YEARS ENDED DECEMBER 31, 2011
Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edmund C. King –	2009	----	1,000	----	----	----	----	1,000
	2010	----	----	----	----	----	----	----
	2011	----	9,975	----	----	----	----	9,975
Greg Newell -	2009	----	1,000	----	----	----	----	1,000
	2010	----	----	----	----	----	----	----
	2011	----	9,975	----	----	----	----	9,975
John Scates -	2009	----	1,000	----	----	----	----	1,000
	2010	----	----	----	----	----	----	----
	2011	----	9,975	----	----	----	----	9,975

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

We, from time to time, grant to our directors, executive officers and employees options to purchase our common stock under the Plans. As of December 31, 2011, Invisa had no options to purchase shares of common stock outstanding or exercisable.

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

Item 12.                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of shares of our common stock as of December 31, 2011 for:

•	each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;
•	each of our directors;
•	each named executive officer; and
•	all of our directors and executive officers as a group.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of December 31, 2011 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.

Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
Name and Address of Beneficial Owner (1)	Reporting Status	Aggregate Number of Shares Beneficially Owned(2)	Percentage of Shares Beneficially Owned
Centurian Investors, Inc.	5% Stockholder	6,818,182	32.82%
Stephen A. Michael	5% Stockholder	787,853	5.34
Samuel S Duffey	5% Stockholder	1,015,949	6.78
Edmund C. King	CEO, CFO, Director	265,359	1.87
Gregory J. Newell	Director	90,713	0.65
John E. Scates	Director	90,713	0.65
Elizabeth A Henson	VP of Operations	25,000	0.18
All officers and directors as a group		471,785	3.26

(1)	Unless otherwise provided herein all addresses are C/O Invisa, Inc., 1800 2nd Street, Suite 965 Sarasota, FL 34236.

(2)
The percentage calculations are based on 13,959,398 shares that were outstanding as of December 31, 2011 plus the respective beneficial shares owned by each stockholder. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of December 31, 2011 are deemed outstanding for computing the number, and the percentages of outstanding shares beneficially owned by the person holding such options, but are not deemed outstanding for computing the percentage beneficially owned by any other person.

(3)	Includes 905,734 shares held in the name of Friday Harbour and 110,215 in Mr. Duffey’s name.

(4)	Includes 239,359 shares held in Mr. King’s name, and 1,000 shares held in the name of the King Family Trust.

ITEM 13                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the compensation discussed herein, we had no items to disclose hereunder for 2011 except Mr. King had loaned $20,124 to the Company during 2007 and an additional $136 in 2008 aggregating $20,260. The loans were not secured and are interest free; they remain outstanding and unpaid at December 31, 2011 and on the date hereof.

ITEM 14                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2011 and 2010, annual fees approved for the year-end audit and interim reviews aggregated approximately $29,500 for 2010 and $25,000 for 2011. In addition, during 2010 and 2011 tax-related fees approved for compliance aggregated, approximately, $3,500 and $3,000 respectively.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services, provided by Kingery & Crouse, PA in 2010 and 2011. Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or its designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the year at each such meeting.

ITEM 15                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this amendment to annual report on Form 10-K:

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

10.3 1	Form of Plan 2003 Option Agreement with Joseph F. Movizzo - May 13, 2003 (including form of Letter of Investment Intent)
10.4 1	Consulting Agreement - March 2003 between Crescent Fund, Inc. and the Company
10.5 1	Agreement dated as of April 24, 2003 between Alan A. Feldman and the Company
10.6 1	Financing Agreement dated as of May 9, 2003 between BarBell Group, Inc. and the Company
10.7 1	Series 2003A 7% Convertible Note Due June 9, 2004, dated May 9, 2003 from the Company to BarBell Group, Inc.
10.8 1	Investment Agreement dated as of May 9, 2003 between BarBell Group, Inc. and the Company
10.9 1	Warrant to Purchase Shares of Common Stock dated as of May 9, 2003, issued by the Company to BarBell Group, Inc.
10.10 1	Registration Rights Agreement dated as of May 9, 2003 between the Company and BarBell Group, Inc.
10.11 1	Broker-Dealer Placement Agent Selling Agreement - May 2003 between Capstone Partners LC and the Company
10.12 2	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 between Capstone Partners LC and the Company
10.13 2	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 executed by Nautilus Technologies, Ltd. - subscribing for 125,000 Units
10.14 2	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 executed by GM Capital Partners, Ltd. - subscribing for nit
10.15 2	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 executed by Kallur Enterprises, Ltd. - subscribing for 50,000 Units
10.16 2	Publicity Agreement - July 2003 between Capital Financial Media, Inc. and the Company
10.17 2	Consulting Agreement - July 2003 between National Financial Communications Corp. and the Company
10.18 2	Agreement - July 2003 between Brooks Houghton & Company, Inc. and the Company
10.19 2	Non-Exclusive Financial Advisor Agreement - July 2003 between Source Capital Group, Inc. and the Company
10.20 2	Consulting Agreement - July 2003 between Patrick W.H. Garrard d/b/a The Garrard Group of West Redding, CT and the Company
10.21 2	Investment Agreement Modification I dated as of July 21, 2003 by and among Invisa, Inc. and BarBell Group, Inc.
10.22 2	Joint Development Agreement - July 2003 between Dominator International Ltd. And SmartGate, L.C.
10.23 3	Engagement Agreement dated September 9, 2003 between G.M. Capital Partners, Ltd and Invisa, Inc.
10.24 4	Employment Agreement dated November 6, 2003 between Herb Lustig and Invisa, Inc.
10.25 4	Severance Agreement dated November 13, 2003 between Samuel S. Duffey and Invisa, Inc.
10.26 4	Agreement dated November 13, 2003 between Invisa, Inc. and the Duffey related shareholders
10.27 5	SDR Metro Inc. letter extension agreement
10.28 5	SDR Metro Inc. confirmation letter agreement
10.29 5	Severance Agreement dated January 26, 2004 between Stephen A. Michael and Invisa, Inc.
10.30 5	Consulting Agreement dated January 26, 2004 between Stephen A. Michael and Invisa, Inc.
10.31 5	Severance Agreement dated December 31, 2003 between William W. Dolan and Invisa, Inc.
10.32 5	Agreement dated February 11, 2004 between The Video Agency, Inc. and Invisa, Inc.
10.33 5	Employment Agreement dated March 2004 between Charles Yanak and Invisa, Inc.
10.34 5	2003-A Employee, Director, Consultant and Advisor Stock Compensation Plan.
10.35 5	First Amendment to Invisa, Inc., 2003 Incentive Plan Date As of November 6, 2003
10.36 5	Stock Option Agreement for Herb M. Lustig dated November 6, 2003
10.37 6	Subscription Agreement for issuance of 22,000 shares of Series A Convertible Preferred Stock and Common Stock Warrants
10.38 6	Registration Rights Agreement
10.39 6	Warrants to Purchase Common Stock (Mercator Momentum Fund, LP, Mercator Advisory Group, LLC, and Monarch Pointe Fund, Ltd.)
10.40 6	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock.
10.41 7	Marketing Agreement between Aurelius Consulting Group and Invisa, Inc.
10.42 7	Lease Agreement among HAR-WAL ASSOCIATES, INC. and WR-I ASSOCIATES, LTD. and Invisa, Inc. dated September dated September 23, 2004
10.43 11	Business consulting agreement
10.44 11	Opinion of counsel regarding legality of Common Stock

10.4 5	Consent of Aidman, Piser and Company, PA
10.46 11	Consent of Legal Counsel
10.47 11	Power of Attorney relating to subsequent amendments
10.48 9
Promissory note agreements dated October 10, 2006 by and between Invisa, Inc. and M.A.G. Capital, LLC; Mercator Momentum Fund III, LP and Monarch Pointe Fund, Ltd. Borrowing Certificates and Forms of Assignments

10.49 9	Warrant Agreement dated October 10, 2006 by and between Invisa, Inc. and Ocean Park Advisors, LLP
10.50 9	UCC Financing Statements
10.51 9	Schedule of Advances: Permitted Payments
10.52 10	Business Consulting Agreement dated August 14, 2006 between Invisa, Inc. and John Anderson
10.53 17	Carl A. Parks Employment agreement
10.54 16	Forbearance and Modification agreement dated July 27, 2007
10.55 16	Promissory Note dated July 25, 2007
10.56 15	Promissory Note dated March 6, 2007
10.57 16	Forbearance and Modification Agreement
10.58 18	Audit Committee Charter
10.59 18	Senior Secured Promissory Note date March 28, 2008
10.60 18	Forbearance and Modification Agreement dated March 28, 2008
10.61 18	Extension of Promissory Note dated April 11, 2008
10.62 19	Senior Secured Promissory Note dated July 1, 2008
10.63 19	Forbearance and Modification Agreement dated June 1, 2008
10.64 20	Note and Share Exchange Agreement dated July 31, 2008
10.65 20	Certificate of Designations of Preferences and Rights dated December 22, 2008.
10.66 21	Senior Secured Promissory Note dated March 24, 2010.
10.66 22	Articles of amendment to the articles of incorporation of Invisa, Inc.
10.67 21	Senior Secured Promissory Note (Line of Credit) dated March 24, 2010.
10.68 21	Note Extension Agreement dated March 24, 2010.
10.69 21	Note Extension Agreement dated March 24, 2010.
10.70 21	Note Extension Agreement dated March 24, 2010.
10.71 21	Note Extension Agreement dated March 24, 2010.
10.72 21	Note Extension Agreement dated March 24, 2010.
10.73 21	Terms of Exchange dated January 11, 2010.
10.74 21	Amended and Restated Certificate of Designations of Preferences and Rights of Series B of Convertible Preferred Stock of Invisa, Inc. dated January 11, 2010.
10.75 21	Letter Term Sheet and Consent Documents dated January 11, 2010.
10.76 21	Share Exchange Agreement dated January 11, 2010.
10.77 21	Property Lease dated February 8, 2010.
10.78 22	John F Zappala Consulting Agreement dated April 18, 2011
10.79 23	John F Zappala Consulting Agreement dated April 18, 2011
10.80 24	Press Release announcing appointment of John F Zappala as of April 18, 2011
10.81 8	Note Extension Agreement (note 4) dated December 31, 2011
10.82 8	Note Extension Agreement (note 5) dated December 31, 2011
10.83 8	Note Extension Agreement (note 6) dated December 31, 2011
10.84 8	Note Extension Agreement (note 7) dated December 31, 2011
10.85 8	Senior Secured Promissory Note (note 8) dated December 31, 2011
10.86 8	Senior Secured Line of Credit Promissory Note (note 9) dated December 31, 2011
31.1 8	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 8	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 8	Certification Pursuant to 18 U.S.C. Section 1350.
32.2 8	Certification Pursuant to 18 U.S.C. Section 1350.
1	Previously filed on June 23, 2003 with Invisa’s Form 10-KSB for the year ended December 31, 2002 and are incorporated by reference.
2	Previously filed on August 1, 2003 with Invisa’s Form 10-QSB for the quarter period ended June 30, 2003 and are incorporated by reference.
3	Previously filed on September 17, 2003 with Invisa’s Form 8-KA (Amendment No. 1) dated September 9, 2003 and is incorporated by reference.
4	Previously filed on November 14, 2003 with Invisa’s Form 8-K dated November 6, 2003 and are incorporated by reference.
5	Previously filed on April 14, 2004 with Invisa Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

6	Previously filed on August 18, 2004 with Invisa Form 10-QSB and incorporated herein by reference.
7	Previously filed on February 7, 2005 with Invisa Form 10-KSB for the year ended December 31, 2004 and incorporated herein by reference.
8	Filed herewith.
9	Previously filed on October 10, 2006 with Invisa Form 8-K/A dated October 10, 2006 and are incorporated by reference.
10	Previously filed on August 17, 2006 with Invisa Form 8-K dated August 14, 2006 and are incorporated by reference.
11	Previously filed on August 14, 2006 with Invisa Form S-8 dated August 14, 2006 and are incorporated by reference
12	Previously filed on April 14, 2007 with Invisa For 10-KSB and incorporated herein by reference.
13	Previously filed on August 1, 2007 with Invisa’s Form 8-K and incorporated herein.
14	Previously filed on July 26, 2007 with Invisa’s Form 8-K and incorporated herein.
14 1	Code of Business Conduct and Ethics and Compliance Program
15	Previously filed on March 6, 2007 with Invisa’s Form 8-K and incorporated herein.
16	Previously filed on November 14, 2007 with Invisa Form 10-QSB and incorporated herein by reference.
17	Previously filed on April 18, 2007 with Invisa Form 10-KSB and incorporated herein by reference.
18	Previously filed on April 14, 2008 with Invisa Form 10-KSB and incorporated herein by reference.
19	Previously filed on July 30, 2008 with Invisa Form 8-K and incorporated herein by reference.
20	Previously filed on January 13, 2009 with Invisa Form 8-K and incorporated herein by reference.
21	Previously filed on March 31, 2010 with Invisa Form 10-K and incorporated herein by reference.
22	Previously filed on January 14, 2011 with Invisa Form 8-K and incorporated herein by reference.
23	Previously filed on April 22, 2011 with Invisa Form 8-K and incorporated herein by reference.
24	Previously filed on May 2, 2011 with Invisa Form 8-K and incorporated herein by reference.

INVISA, INC.

Dated: March 30, 2012	By:	/s/ Edmund C. King
Edmund C. King
Chief Executive Officer

Dated: March 30, 2012	By:	/s/ Edmund C King
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

Dated: March 30, 2012	/s/ Edmund C. King
Edmund C. King, Chief Executive Officer,

Dated: March 30, 2012	/s/ Edmund C. King
Edmund C. King, Chief Financial Officer, Director

Dated: March 30, 2012	/s/ Gregory J. Newell
Gregory J. Newell, Director

Dated: March 30, 2012	/s/ John E. Scates
John E. Scates, Director

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Stockholders
Invisa, Inc.

We have audited the accompanying balance sheets of Invisa, Inc. (the “Company”) as of December 31, 2010 and 2011, and the related statements of operations, stockholders’ (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Invisa, Inc. as of December 31, 2010 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kingery & Crouse, PA

Kingery & Crouse, PA
Certified Public Accountants
Tampa, Florida
March 30, 2012

Invisa, Inc.
BALANCE SHEETS

	December 31,
	2010	2011
ASSETS
Current assets:
Cash and cash equivalents	$3,605	$589
Accounts receivable	6,289	5,038
Inventories	17,867	13,569
Prepaid expenses and other current assets	5,795	3,707
Total current assets	33,556	22,903
Total assets	$33,556	$22,903
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, trade	$89,475	$99,458
Due to stockholders and officers	20,260	20,260
Total current liabilities	109,735	119,718
Long-term debt	540,736	750,232
Stockholders’ Deficit
Convertible Preferred Stock, 5,000,000 shares authorized ($100 par value):
Series A, 9,715 shares issued and outstanding	798,500	798,500
Series B, 2,702 shares issued and outstanding	270,160	270,160
Series C, 16,124 shares issued and outstanding	1,600,467	1,600,467
Common Stock; 95,000,000 shares authorized ($.001 par value) 13,849,398 and 13,959,398, shares issued and outstanding	13,849	13,959
Additional paid-in capital	32,373,332	32,458,972
Accumulated deficit	(35,673,223)	(35,989,105)

Total stockholders’ deficit	(616,915)	(847,047)

Total liabilities and stockholders’ deficit	$33,556	$22,903
See notes to financial statements.

Invisa, Inc.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2011
Net Sales	$79,149	$98,782
Costs and expenses:
Cost of goods sold	30,700	46,417
Selling, general and administrative expenses	227,545	289,970
Loss from operations	(179,096)	(237,605)
Other income (expense):
Interest (expense) and other, net	(71,631)	(80,695)
Debt extinguishment gain	127,415	2,418
	55,784	(78,277)
(Loss) before income tax	(123,312)	(315,882)
Income tax	----	----
Net (Loss)	$(123,312)	$(315,882)

Net (Loss) per share applicable to Common Stockholders:
Basic and diluted	$(0.02)	$(0.02)

Weighted average Common Stock shares outstanding: Basic and diluted	8,170,130	13,932,275

See notes to financial statements.

Invisa, Inc.
STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid – in capital	Accumulated Deficit	Total

BALANCE AT DECEMBER 31, 2009	25,383	$2,353,407	7,031,216	$7,031	$32,044,150	$(35,549,911)	$(1,145,323)
Contributed Officer compensation	----	----	----	----	36,000	----	36,000
Exchange of Debt for Common Stock	----	----	6,818,182	6,818	293,182	----	300,000
Preferred Series B and C Stock issued for settlement of accrued dividends (Series B Shares – 702; Series C Shares – 2,456)	3,158	315,720	----	----	----	----	315,720
Net Loss	----	----	----	----	----	(123,312)	(123,312)
BALANCE AT DECEMBER 31, 2010	28,541	2,669,127	13,849,398	13,849	32,373,332	(35,673,223)	(616,915)
Contributed Officer compensation	----	----	----	----	36,000	----	36,000
Issuance of and subscriptions for Common Stock for Directors/Officers & Consultants	----	----	110,000	110	49,640	----	49,750
Net Loss	----	----	----	----	----	(315,882)	(315,882)
BALANCE AT DECEMBER 31, 2011	28,541	$2,669,127	13,959,398	$13,959	$32,458,972	$(35,989,105)	$(847,047)

See notes to financial statements.

Invisa, Inc.
STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2010	2011

Cash flows from operating activities:
Net (loss)	$(123,312)	$(315,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,389	-----
Interest added to Note Payable – Related Party	64,920	80,695
Contributed Officer Compensation	36,000	36,000
Directors/Officers & Consultants stock compensation	---	49,750
Debt extinguishment gain	(127,415)	(2,418)
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable	(102)	1,251
Increase (decrease) in inventories	(2,143)	4,298
Prepaid expenses and other current assets	(637)	2,088
Increase (decrease) in accounts payable, trade	(8,634)	12,402
Accrued expenses	2,800	----
Net cash used in operating activities	(156,134)	(131,816)
Cash flows from investing activities:	---	---
Cash flows from financing activities:
Proceeds from notes payable	159,582	128,800
Bank overdraft	----	----
Net cash provided by financing activities	159,582	128,800
Net increase (decrease) in cash	3,448	(3,016)
Cash at beginning of year	157	3,605
Cash at end of year	$3,605	$589

See notes to financial statements.

Invisa, Inc.

STATEMENTS OF CASH FLOWS - CONTINUED
	Year Ended December 31,
	2010		2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest		$148	$	----
Cash paid for Income Taxes	$	----	$	----
Non-cash financing and investing activities:
Exchange of Related Party Note Payable for common stock		$300,000	$	----
Exchange of liabilities for Preferred Stock and accrued dividends paid with Preferred Stock		$315,720	$	----

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalents at a major commercial bank.

Accounts Receivable, Major Customer Information and Export Sales

Accounts receivable are due primarily from companies in the gate manufacturing industry located throughout the United States and the United Kingdom. Credit is extended based on an evaluation of the customers’ financial condition and, generally, collateral is not required. Account balances are evaluated for collectability based on the condition of the customers’ credit including repayment history and trends and relative economic and business conditions. Bad debts have not been significant. During 2010 one  customer comprised 11% of our sales. During 2011  two customers comprised 37% of our sales.

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

Furniture, Fixtures and Equipment

Furniture, fixtures, and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives, principally five years. Leasehold improvements are amortized over the term of the lease or the estimated useful lives, whichever is shorter. Depreciation expense was $2,389 and $0 for 2010 and 2011 respectively. At December 31, 2011, all furniture, fixtures and equipment was fully depreciated.

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

Research and Development Costs

Research and development costs consist of direct costs that are associated with the development of the Company’s technology. These costs are expensed as incurred. During the years 2010 and 2011, the Company did not incur research and development expense.

Advertising Costs

The Company’s policy is to expense advertising costs as incurred.

Warranty Costs

The Company warrants its products for ninety days. Estimated warranty costs are recognized in the period product is shipped. However, there have been no significant warranty costs incurred through December 31, 2011. Accordingly, no warranty liability has been recognized for any period presented.

Income Taxes

The Company follows ASC 740 Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax asset to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

The Company follows ASC 740-10-05 Accounting for Uncertainty in Income Taxes. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Financial Instruments

The Company has adopted FASB ASC 820-10-50, “Fair Value Measurements.” This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets or asset groups, annually; or whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related asset may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. There were no impairments in 2010 or 2011.

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

At December 31, 2010 and 2011 the Preferred stock was convertible into 4,448,545 shares of common stock, which has not been considered in the calculation of diluted loss per share since the effect would be anti-dilutive.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income.  This Update amended the provisions of FASB ASC 220-10 by eliminating the option of reporting other comprehensive income in the statement of changes in stockholders’ equity.  Companies will have the option of presenting net income and other comprehensive income in a single, continuous statement of comprehensive income or presenting two separate but consecutive statements of net income and comprehensive income.  The new presentation requirements are effective for interim and annual periods beginning after December 15, 2011.  The adoption of this standard is not anticipated to have a material impact on our financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment.  This Update amended the provisions of FASB ASC 350-20-35 by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The adoption of this standard is not anticipated to have a material impact on our financial statements.

The Company does not believe that other recently issued accounting pronouncements will have a material impact on its financial statements.

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

An additional 25,413,334 shares of the Company’s authorized but unissued common stock were delivered by the Company to an escrow agent to hold as security for certain short-term note obligations of the Company. The  shares are not being treated as outstanding and will only be considered as being issued and outstanding if and when the shares are released by the escrow agent and delivered to the lender as a result of a default under the promissory notes and related security agreement (see Note G).

In 2008 the Company also issued 6,205 shares of its Series C Convertible Preferred stock in exchange for 4,785 and 1,000 shares, respectively of its Series A and Series B Convertible Preferred stock. In addition, the Company issued 483 shares of its Preferred C stock for settlement of debt. The Series C preferred stock is (i) nonvoting, (ii) entitled to receive dividends, when, and/if declared by the Board of Directors, (iii) senior to the common stock in liquidation and (iv) convertible into common stock at $0.60 per common share at the option of the holder and under certain conditions at the option of the Company.

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

In April 2011, 110,000 shares of Common stock were granted to the three directors and certain consultants and valued at $0.10 per share (the market price at the date of grant). The Company charged the fair value of $11,000 to operations. In addition, in January 2012, 155,000 shares of Common stock were granted to the three directors and certain consultants and valued at $0.20 per share (the market price at the date of grant) for services rendered in 2011. The Company charged the fair value of $38,750 to operations. As of December 31, 2011, the 155,000 shares had not yet been issued.

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
2,040,000

There was no activity with respect to the stock-based compensation plans during 2010 or 2011 and no options outstanding at December 31, 2011.

NOTE E - COMMITMENT AND CONCENTRATIONS

Operating Leases

In February 2012, the Company’s lease expired and we began occupying a larger space in a building in Sarasota, Florida under a lease with a one-year  term expiring February 28, 2013, and annual lease payments of approximately $7,700.   Rent expense for the years ended December 31, 2010 and 2011, was $14,340 and $9,271, respectively.

Concentrations

During 2010, one customer comprised approximately 11% of total sales revenue.

During 2011, two customers comprised approximately 37% of our total sales revenue.

NOTE F - DUE TO STOCKHOLDERS AND OFFICERS

Due to stockholders and officers consists of the following at December 31, 2010 and 2011:

Edmund C. King	$20,260

These advances are due on demand and do not bear interest.

NOTE G – LINES OF CREDIT

The Companies credit facilities with its senior lender was revised on December 31, 2011,  The credit facilities allow for advances up to $753,319 that bear interest at 10% and have a first security interest in all of the Company’s assets.  Additionally, the credit facilities are secured by a security interest in 20,080,001 shares of the Company’s common stock which are held in reserve by the Company. Because the credit facilities are not in default the shares are not treated as issued and outstanding.

At December 31, 2010, $540,737 (after conversion of $300,000 of debt – see below) was outstanding under these credit facilities.  During 2011, $80,695 of interest was added to the debt and $128,800 in advances from the Revolving Line of Credit (see below) was added to the debt.  In addition, during November 2010, the senior lender converted $300,000 of debt into 6,818,182 shares of common stock.  The Notes are due on March 31, 2014. Interest expense related to these loans was $71,631 and $80,695 during 2010 and 2011, respectively. The accrued interest is due and payable on March 31, 2014.

In addition, on December 31, 2011, the Company established a new Revolving Line of Credit totaling $200,000 with its Senior Lender to finance operations of the Company. This new line, bears interest at 10% per annum and is due on March 31, 2014. The line has terms and provisions similar to the notes described above.  The line is also secured by a security interest in 5,333,333 shares in the Company’s common stock.   During 2010 the Company received advances aggregating $159,582 of which $148,974 was added to the credit facility discussed above and $10,608 was offset against amounts due from the Senior Lender. During 2011 the Company received advances aggregating $128,800 which was added to the credit facility discussed above.  As of December 31, 2011 the entire $200,000 balance of the line is available to the Company.

NOTE H – GAIN ON THE SETTLEMENT OF DEBT

During 2010 and 2011 the Company recorded a gain on the settlement of debt as follows:

	2010*	2011
Amount of debt settled/written off	$127,415	$2,418
Cash payments	----	----
Gain	$127,415	$2,418

*The debt was written off pursuant to the expiration of the statute of limitations of the State of Florida.

NOTE I - INCOME TAXES

Deferred taxes are recorded for all the tax effects of existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the years ended December 31, 2010 or 2011.

Reconciliation of the federal statutory income tax rate of 34.0% to the effective income tax rate is as follows at December 31:
	2010	2011
Federal statutory income tax rate	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	(3.5)%	(3.5)%
Deferred tax asset valuation allowance	37.5%	37.5%
	-0-%	-0-%

ASC guidance requires that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. As a result the Company recorded a valuation allowance with respect to all the Company’s deferred tax assets. The change in the valuation allowance was approximately $30,000 during 2011.

The Company has a federal net operating loss carry forward of approximately $17 million as of December 31, 2011, which expires through 2031. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the net operating loss and other deductions, which are available to the Company. The Company has not determined the impact of these limitations at this time. The principal difference between the net operating loss and the accumulated deficit for financial statement purposes results principally from stock based compensation and other non-cash expenses.

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire, we are subject to income tax audits in the jurisdictions in which we operate. We are subject to U.S. federal tax examinations for fiscal years commencing in 1998 as a result of its NOL carryforward.