Form 10-Q
period 2012-03-31
INVISA INC
filed 2012-05-07
CIK 1172706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date, May 7, 2012: 14,214,398

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

Invisa, Inc.
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements
Invisa, Inc.
Condensed Balance Sheets

	December 31, 2011	March 31, 2012
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$589	$4,656
Accounts receivable	5,038	1,216
Inventories	13,569	12,728
Prepaids and other assets	3,707	7,690
Total current assets	22,903	26,290

Total assets	$22,903	$26,290

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, trade	$99,458	$106,836
Accrued Interest	----	27,384
Due to stockholders and officers	20,260	20,260

Total current liabilities	119,718	154,480

Long-Term Debt	750,232	798,414

Total liabilities	869,950	952,894

Stockholders’ Deficit:
Convertible Preferred Stock, 5,000,000 shares authorized ($100 par value):
Series A, 9,715 shares issued and outstanding	798,500	798,500
Series B, 2,702 shares issued and outstanding	270,160	270,160
Series C, 16,124 shares issued and outstanding	1,600,467	1,600,467
Common Stock, 95,000,000 shares authorized, $.001 par value, 13,959,398 and 14,214,398 shares issued and outstanding	13,959	14,214
Additional paid-in capital	32,458,972	32,492,717
Accumulated Deficit	(35,989,105)	(36,102,662)
Total stockholders’ deficit	(847,047)	(926,604)
Total liabilities and stockholders’ deficit	$22,903	$26,290

See notes to condensed financial statements.

Invisa, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2011	2012

Net sales	$8,924	$6,314

Costs and other expenses:
Cost of goods sold	6,166	3,046
Selling, general and administrative expenses	71,043	89,441

(Loss) from operations	(68,285)	(86,173)

Other income (expense):
Interest (expense) and other, net	(17,522)	(27,384)

(Loss) before income tax	(85,807)	(113,557)
Income tax	—	---

Net (Loss)	$(85,807)	$(113,557)

Net Loss per share
Basic and diluted	$(0.01)	$(0.01)

Weighted average Common Stock Shares Outstanding :
Basic and diluted	13,849,398	14,214,398

See notes to condensed financial statements.

Invisa, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2012

Net cash (used in) operating activities	$(46,511)	$(44,116)
Net cash (used in) investing activities	----	----
Cash flows from financing activities:
Proceeds from Long-Term Debt	44,350	48,183
Net cash provided by financing activities	44,350	48,183
Net increase (decrease) in cash	(2,161)	4,067
Cash at beginning of period	3,605	589
Cash at end of period	$1,444	$4,656

See notes to condensed financial statements.

Invisa, Inc.
Notes to Condensed Financial Statements
March 31, 2012
(Unaudited)
Note A - Basis of Presentation

The accompanying unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 8.03 of Regulation SX. The December 31, 2011 balance sheet data was derived from audited financial statements, the accompanying financial statements do not include all of the information and notes required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of Invisa, Inc. for the year ended December 31, 2011. When used in these notes, the terms “Company”, “we,” “us” or “our” mean Invisa, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Note B - Operating Matters and Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ending March 31, 2012, the Company has had a net loss of $(113,557). See Note D – Long-Term Debt to the accompanying condensed financial statements for substantial restructuring of the Company’s debt, including extension of the Company’s debt payment dates.

Note C – Due to Stockholders and Officers

Due to Stockholders and Officers at December 31, 2011 and March 31, 2012 is as follows:

Edmund C. King	$20,260

Note D - Long-Term Debt

The Company’s credit facilities with its Senior Lender were revised on December 31, 2011 to an aggregate of $753,319 and in January 2012 further revised to $778,319.  The Notes under this these facilities bear interest at 10% and have a first security interest in all of the Company’s assets. Additionally, the credit facilities are secured by a security interest in 25,413,333 shares of the Company’s common stock which are held in reserve by the Company. Because the credit facilities are not in default the shares are not treated as issued and outstanding. The Notes are due on March 31, 2014.

In addition, on December 31, 2011, the Company established a new Revolving Line of Credit totaling $200,000 with its Senior Lender to finance operations of the Company. This new line bears interest at 10% per annum and is due on March 31, 2014. The line has terms and provisions similar to the notes described above. The line is also secured by a security interest in 5,333,333 shares in the Company’s common stock. As of March 31, 2012, $179,905 of the $200,000  line is available to the Company.

The total outstanding under the Notes and Line of credit at March 31, 2012, was $798,414 and interest accrued on these debts was $27,384.

Note E – Stockholders’ Deficit

During the quarter ended March 31, 2012, 155,000 shares of Common stock were issued pursuant to grants made in 2011 and recorded in that year.  In addition in February 2012, 100,000 shares of Common stock were authorized and issued to an officer as compensation. These shares were valued at their fair value which approximated the trading price of the shares of $25,000.

As of March 31, 2012, no stock options were outstanding, granted or exercised.

During the three months ended March 31, 2012, an officer contributed services with a fair value of $9,000 to the capital of the Company.

Note F - Recent Accounting Pronouncements

The Company does not believe that any recently issued accounting pronouncements will have a material effect on its financial statements.

Note G – Inventory

Inventory is stated at the lower of cost or market. Cost is determined using an averaging method, which approximates the first in – first out method. Inventory consists principally of finished goods and raw materials.

Note H - Earnings (loss) per Common Share

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this filing. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements. The cautionary statements made herein should be read as being applicable to all related forward-looking statements in this Quarterly Report on Form 10-Q.

Background of our Company

We manufacture and sell sensors using the Company’s patented InvisaShield™ presence-sensing technology in the safety market. We market our line of safety sensors under the name of SmartGate ® brand safety sensors used in or with parking barrier gates to protect life and property. All of our sales revenues are derived from the sale of our SmartGate safety sensors.

We financed our operations in 2011 and 2012 through revenues derived from the sale of our SmartGate ® brand safety sensors and short-term and long-term debt financing. We are focusing our efforts on increasing our sales of our products and reducing operating costs, where possible. In December 2011 the company’s Senior Lender agreed to extend the maturity date of the Senior Secured Promissory Notes and the related accrued interest until March 31, 2014, and put in place a line of credit which we believe is sufficient to finance our operations through December 31, 2012.

Quarter Ended March 31, 2011 Compared to the Quarter Ended March 31, 2012

Net Sales – During the quarters ended March 31, 2011 and 2012, product sales totaled $8,924 and $6,314, respectively. We had a gross profit of $2,758 for the quarter ended March 31, 2011 and gross profit of $3,268 for the quarter ended March 31, 2012. Gross margin, during the quarters ended March 31, was 31 percent during 2011 and 52 percent during 2012.

Selling, General and Administrative Expenses - During the first quarter of 2011 and 2012 selling, general and administrative expenses totaled $71,043 and $89,441 respectively.  The increase was attributed principally to consultant fees.

Interest (Expense) and other, Net - During first quarter of 2011 and 2012 interest (expense) and other totaled ($17,522) and ($27,384), respectively. The interest expense during both 2011 and 2012 relates primarily to financing costs and interest due our Senior Lender under Notes and a line of credit to the Company.

Net Income (Loss) - Net loss during the quarters ended March 31, increased from ($85,807) in 2011 to  ($113,557) in 2012. This increase resulted principally from decreased sales, increased selling, general and administrative expenses and increased interest expense.

Plan of Development and Operations

We obtained funding of $44,350 in the first quarter of 2011 and $48,183 in the same period in 2012, which together with our cash from sales supported our operations. We have extended the maturity of our debt to March 31, 2014, and put in place a line of credit which we believe is sufficient to finance our operations through December 31, 2012 (See Note D- Long-Term Debt to the accompanying condensed financial statements) and will explore other business opportunities such as licensing and business combinations as they may arise.

Liquidity and Capital Resources

At March 31, 2012, we had a cash and cash equivalents totaling $4,656.

As of March 31, 2012, the Company has borrowed $798,414 (including $20,095 of our Line of Credit) due and owing its Senior Lender. The financing arrangements are set forth in a series of Notes having similar terms and maturity dates of March 31, 2014, specifically (i) $100,000 issued in 2007, (ii) $100,000 in 2008, (iii) three notes aggregating $328,319 in 2010 and (iv) $250,000 in 2011.  In addition, the Company has a line of credit in the amount of $200,000. Each note and the line bears interest at 10 percent per annum and is secured by all of the assets of the Company.

Additionally, the Company has pledged an aggregate of 25,413,333 shares of its common stock as additional security for the notes and the line. These shares are being held in reserve as additional collateral against such notes and line. Upon full repayment of the notes, said shares will be no longer be held in reserve. The shares held in reserve are not deemed outstanding as the notes are not in default.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012 and concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults by the Company on its Senior Securities

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

The agreement with our president John Zappala expired and has not been renewed. As a result Mr. Zappala is no longer an officer of the Company. Mr. King continues to serve as our CEO and CFO.

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

INVISA, INC.

Date: May 7, 2012	By:	/s/ Edmund C. King
Edmund C. King
Title: Chief Executive Officer

Date: May 7, 2012	By:	/s/ Edmund C. King
Edmund C. King
Title: Chief Financial Officer