Form 10-Q
period 2012-08-14
INVISA INC
filed 2012-08-14
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

(941) 870-3950

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated file	☐	Accelerated filer	☐
Non-accelerated file	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date, August 09, 2011: 14,214,398

Transitional Small Business Disclosure Format (check one): YES ☐   NO ☑

Invisa, Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

Invisa, Inc.

Condensed Balance Sheets

	December 31, 2011	June 30, 2012
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$589	$1,499
Accounts receivable	5,038	914
Inventories	13,569	11,762
Prepaids and other assets	3,707	6,998
Total current assets	22,903	21,173
Total assets	$22,903	$21,173

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, trade	$99,458	$99,220
Accrued Interest	----	52,393
Due to stockholders and officers	20,260	20,260
Total current liabilities	119,718	171,873
Long-Term Debt	750,232	836,464
Total liabilities	869,950	1,008,337
Stockholders’ Deficit:
Convertible Preferred Stock, 5,000,000 shares authorized ($100 par value):
Series A, 9,715 shares issued and outstanding	798,500	798,500
Series B, 9,000 shares issued and outstanding	270,160	270,160
Series C, 6,628 shares issued and outstanding	1,600,467	1,600,467
Common Stock, 95,000,000 shares authorized ($.001 par value), 13,959,398 and 14,214,398, respectively, shares issued and outstanding	13,959	14,214
Additional paid-in capital	32,458,972	32,501,717
Accumulated Deficit	(35,989,105)	(36,172,222)
Total stockholders’ deficit	(847,047)	(987,164)
Total liabilities and stockholders’ deficit	$22,903	$21,173

See notes to condensed financial statements.

Invisa, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-months ended June 30,		Six-months ended June 30,
	2011	2012	2011	2012
Net Sales	$22,418	$8,139	$31,342	$14,453

Costs and other expenses:
Cost of goods sold	10,160	1,467	16,326	4,513
Selling, general and administrative expenses	75,362	51,232	146,405	140,673

(Loss) from operations	(63,104)	(44,560)	(131,389)	(130,733)

Other income (expense):
Interest (expense) and other, net	(19,087)	(25,000)	(36,609)	(52,384)
Gain on Debt extinguishment	2,405	----	2,405	----

(Loss) before income taxes	(79,786)	(69,560)	(165,593)	(183,117)
Income taxes	----	----	----	----

Net Loss	$(79,786)	$(69,560)	$(165,593)	$(183,117)

Net Loss per share applicable to Common
Stockholders:
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average Common Stock shares Outstanding :
Basic and diluted	13,959,398	14,214,398	13,959,398	14,214,398

See notes to condensed financial statements.

Invisa, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2012
Net cash (used in) operating activities	$(104,111)	$(85,322)
Net cash (used in) investing activities	----	----
Cash flows from financing activities:
Proceeds from Long-Term Debt	102,700	86,232
Net cash provided by financing activities	102,700	86,232	`
Net increase (decrease) in cash	(1,411)	910
Cash at beginning of period	3,605	589
Cash at end of period	$2,194	$1,499

See notes to condensed financial statements.

Invisa, Inc.

Notes to Condensed Financial Statements

June 30, 2012

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 8.03 of Regulation SX. The December 31, 2011 balance sheet data was derived from audited financial statements, the accompanying financial statements do not include all of the information and notes required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of Invisa, Inc. for the year ended December 31, 2011. When used in these notes, the terms “Company”, “we,” “us” or “our” mean Invisa, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Note B - Operating Matters and Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six-months ending June 30, 2012, the Company has had a net loss of $(183,117). See Note D – Long-Term Debt to the accompanying condensed financial statements for substantial restructuring of the Company’s debt, including extension of the Company’s debt payment dates.

Note C – Due to Stockholders and Officers

Due to Stockholders and Officers at December 31, 2011 and June 30, 2012 is as follows:

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

In addition, on December 31, 2011, the Company established a new Revolving Line of Credit totaling $200,000 with its Senior Lender to finance operations of the Company. This new line bears interest at 10% per annum and is due on March 31, 2014. The line has terms and provisions similar to the notes described above. The line is also secured by a security interest in 5,333,333 shares in the Company’s common stock. As of June 30, 2012, $141,855 of the $200,000 line is available to the Company.

The total outstanding under the Notes and Line of credit at June 30, 2012, was $836,464 and interest accrued on these debts was $52,393.

Note E – Stockholders’ Deficit

During the six-months ended June 30, 2012, shares of Common stock totaling 155,000 were issued pursuant to grants made in 2011 and recorded in that year.  In addition, 100,000 shares of Common stock were authorized and issued to an officer as compensation. All of these shares were valued at the time of grant at fair market value.

As of June 30, 2012, no stock options were outstanding, granted or exercised.

During the six-months ended June 30, 2012, an officer contributed services with a fair value of $18,000 to the capital of the Company.

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

Quarter Ended June 30, 2011 Compared to the Quarter Ended June 30, 2012

Net Sales – During the quarter ended June 30, 2011 and 2012, product sales totaled $22,418 and $8,139 respectively. We had a gross profit of $12,258 for the quarter ended June 30, 2011 and gross profit of $6,672 for the quarter ended June 30, 2012. Gross margin was 55 percent during the 2nd quarter of 2011 and 82 percent during the same period in 2012. The decrease in sales is attributable to certain major customer’s not ordering product. Increase in gross margin is attributable to sales having a higher markup on certain products.

Selling, General and Administrative Expenses - During the second quarter of 2011 and 2012 selling, general and administrative expenses totaled $75,362 and $51,232, respectively. The decrease in these expenses is attributable to a reduction in certain expenses related to being a public company not incurred in 2012.

Interest (Expense) and other, Net - During second quarter of 2011 and 2012 interest (expense) and other totaled $(19,087), and $(25,000), respectively. The interest expense during both 2011 and 2012 relates primarily to financing costs and interest due our senior lender under lines of credit.

Net Income (Loss) - Net loss increased from $(79,786) in 2011 to a net loss of $(69,560) in 2012. This decrease in net loss resulted principally from decreased selling, general and administrative expenses.

Six Months Ended June 30, 2011 and 2012

Net Sales and Cost of Sales - During the six months ended June 30, 2011 and 2012; net sales totaled $31,342 and $14,453 respectively. In June of 2010 our sales and revenue began to decline. We believe the decline is associated with general economic and industry conditions and does not reflect a change in acceptance of our product. We also believe the trend is not long-term. Cost of sales totaled $16,326 and $4,513, respectively, or 52% and 31% of related sales.

Selling, General and Administrative Expenses - During the six months ended June 30, 2011 and 2012, selling, general and administrative expenses totaled $146,405 and $140,673. The decrease in these expenses is attributable to a reduction in certain expenses related to being a public company not incurred in 2012.

Interest Income (Expense) and other, Net - During the six months ended June 30, 2011 and 2012, net interest (expense) income totaled $(36,609) and $(52,384). The interest expense during both 2011 and 2012 relates primarily to financing costs and interest due our senior lender under lines of credit to the Company.

Net Income (Loss) - The Company’s net loss for these periods increased from $(165,593) in 2011 to a loss of $(183,117) in 2012. This increase resulted principally from decreased sales and increased interest expense.

Plan of Development and Operations

We obtained funding of $86,232, in the form of debt financing through the second quarter of 2012 which together with our cash from sales supported our operations. We have extended the maturity of our debt to March 31, 2014, and put in place a line of credit which we believe is sufficient to finance our operations through December 31, 2012 (See Note D- Long-Term Debt to the accompanying condensed financial statements) and will explore other business opportunities such as licensing and business combinations as they may arise.

Liquidity and Capital Resources

At June 30, 2012, we had a cash and cash equivalents totaling $1,499.

As of June 30, 2012, the Company has borrowed $836,464 (including $58,145 of our Line of Credit) due and owing its Senior Lender. The financing arrangements are set forth in a series of Notes having similar terms and maturity dates of March 31, 2014, specifically (i) $100,000 issued in 2007, (ii) $100,000 in 2008, (iii) three notes aggregating $328,319 in 2010 and (iv) $250,000 in 2011.  In addition, the Company has a line of credit in the amount of $200,000. Each note and the line bears interest at 10 percent per annum and is secured by all of the assets of the Company.

Additionally, the Company has pledged an aggregate of 30,746,666 shares of its common stock as additional security for the notes and the line. These shares are being held in reserve as additional collateral against such notes and line. Upon full repayment of the notes, said shares will be no longer held in reserve. The shares held in reserve are not deemed outstanding as the notes are not in default.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012 and concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults by the Company on its Senior Securities

Item 4. Mine Safety Disclosures

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

INVISA, INC.

Date: August 13, 2012	By:	/s/ Edmund C. King
Edmund C. King
Title: Chief Executive Officer

Date: August 13, 2012	By:	/s/ Edmund C. King
Edmund C. King
Title: Chief Financial Officer

Exhibit 31.1

CERTIFICATIONS

I, Edmund C. King, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Invisa, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of and for the periods presented in this report;

4. The issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the issuer’s internal control over financial reporting that occurred during the issuer’s most recent fiscal quarter (the issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the issuer’s internal control over financial reporting.

5. The issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the issuer’s auditors and the audit committee of the issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal control over financial reporting; and

Date: August 13, 2012	By:	/s/ Edmund C. King
Edmund C. King
Title: Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS

I, Edmund C. King, Chief Financial Officer, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Invisa, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of and for the periods presented in this report;

4. The issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the issuer’s internal control over financial reporting that occurred during the issuer’s most recent fiscal quarter (the issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the issuer’s internal control over financial reporting.

5. The issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the issuer’s auditors and the audit committee of the issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal control over financial reporting; and

Date: August 13, 2012	By: /s/ Edmund C. King
Edmund C. King

Exhibit 32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Invisa, Inc. (the “Company” or “Invisa”) on Form 10-QB for the period ending June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edmund C. King, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

INVISA, INC.

Date: August 13, 2012	By:	/s/ Edmund C. King
Edmund C. King
Title: Chief Executive Officer

Exhibit 32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Invisa, Inc. (the “Company” or “Invisa”) on Form 10-Q for the period ending June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edmund C. King, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

INVISA, INC.

Date: August 13, 2012	By:	/s/ Edmund C. King
Edmund C. King
Title: Chief Financial Officer