Form 10-Q/A
period 2012-06-30
INVISA INC
filed 2012-08-24
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date, August 24, 2012: 14,214,398

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

INVISA, INC.

Date: August 24, 2012	By:	/s/ Edmund C. King
Edmund C. King
Title: Chief Executive Officer

Date: August 24, 2012	By:	/s/ Edmund C. King
Edmund C. King
Title: Chief Financial Officer