Form 10-Q
period 2012-09-30
INVISA INC
filed 2012-11-02
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:  000-50081

INVISA, INC.

(Name of registrant as specified in its charter)

Nevada	65-1005398
(State or Other Jurisdiction of Organization)	(IRS Employer Identification Number)

1800 2nd Street, Suite 965, Sarasota, Florida 34236

(Address of principal executive offices)

(941) 870-3950

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:   November 2, 2012: 14,214,398

Transitional Small Business Disclosure Format (check one):   Yes ☐ No ☑

INVISA, INC.

Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 INVISA, INC.

CONDENSED BALANCE SHEETS

	December 31, 2011	September 30, 2012
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$589	$722
Accounts receivable	5,038	5,001
Inventories	13,569	28,304
Prepaids and other assets	3,707	6,356
Total current assets	22,903	40,383

Total assets	$22,903	$40,383

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, trade	$99,458	$91,103
Accrued Interest	—	46,586
Due to stockholders and officers	20,260	20,260
Total current liabilities	119,718	157,949

Long-Term Debt	750,232	894,284

Total liabilities	869,950	1,052,233

Stockholders’ Deficit:
Convertible Preferred Stock, 5,000,000 shares authorized ($100 par value):
Series A, 9,715 shares issued and outstanding	798,500	798,500
Series B, 9,000 shares issued and outstanding	270,160	270,160
Series C, 6,628 shares issued and outstanding	1,600,467	1,600,467
Common Stock, 95,000,000 shares authorized ($.001 par value), 13,959,398 and 14,214,398, respectively, shares issued and outstanding	13,959	14,214
Additional paid-in capital	32,458,972	32,510,717
Accumulated Deficit	(35,989,105)	(36,205,908)
Total stockholders’ deficit	(847,047)	(1,011,850)

Total liabilities and stockholders’ deficit	$22,903	$40,383

See notes to condensed financial statements.

INVISA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012

Net Sales	$46,879	$7,017	$78,221	$21,470

Costs and other expenses:
Cost of goods	15,258	3,715	31,584	8,228
Selling, general and administrative expenses	53,528	51,733	199,933	192,406

Loss from operations	(21,907)	(48,431)	(153,296)	(179,164)

Other income (expense):
Interest (expense), net	(18,110)	5,808	(54,719)	(46,576)
Gain on debt extinguishment	—	8,937	2,405	8,937

Loss before income taxes	(40,017)	(33,686)	(205,610)	(216,803)
Income taxes	—	—	—	—

Net Loss	$(40,017)	$(33,686)	$(205,610)	$(216,803)

Net Loss per share applicable to Common Stockholders:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average Common Stock shares Outstanding:
Basic and diluted	13,959,616	14,214,398	13,923,352	14,214,398

See notes to condensed financial statements.

INVISA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2012

Net cash (used in) operating activities	$(111,941)	$(143,919)
Net cash (used in) investing activities	—	—
Cash flows from financing activities:
Proceeds from Long-Term Debt	116,100	144,052
Net cash provided by financing activities	116,100	144,052
Net increase in cash	4,159	133
Cash at beginning of period	3,605	589
Cash at end of period	$7,764	$722

See notes to condensed financial statements.

INVISA, INC.

Notes to Condensed Financial Statements

September 30, 2012

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 8.03 of Regulation SX. The December 31, 2011 balance sheet data was derived from audited financial statements, the accompanying financial statements do not include all of the information and notes required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of Invisa, Inc. for the year ended December 31, 2011. When used in these notes, the terms “Company”, “we,” “us” or “our” mean Invisa, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Note B - Operating Matters and Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ending September 30, 2012, the Company has had a net loss of $(216,803). See Note D – Long-Term Debt to the accompanying condensed financial statements for substantial restructuring of the Company’s debt, including extension of the Company’s debt payment dates.

Note C – Due to Stockholders and Officers

Due to Stockholders and Officers at December 31, 2011 and September 30, 2012 is as follows:

	December 31,	September 30,
	2011	2012

Edmund C. King	$20,260	$20,260

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

In addition, on December 31, 2011, the Company established a new Revolving Line of Credit totaling $200,000 with its Senior Lender to finance operations of the Company. This new line bears interest at 10% per annum and is due on March 31, 2014. The line has terms and provisions similar to the notes described above. The line is also secured by a security interest in 5,333,333 shares in the Company’s common stock. As of September 30, 2012, $84,035 of the $200,000 line is available to the Company.

The total outstanding under the Notes and Line of credit at September 30, 2012, was $894,284 and interest accrued on these debts was $46,586.

Note E – Stockholders’ Deficit

During the nine months ended September 30, 2012, 155,000 shares of Common stock were issued pursuant to grants made in 2011 and recorded in that year.  In addition, 100,000 shares of Common stock were authorized and issued to an officer as compensation. All of these shares were valued at the time of grant at fair market value.

As of September 30, 2012, no stock options were outstanding, granted or exercised.

During the nine months ended September 30, 2012, an officer contributed services with a fair value of $27,000 to the capital of the Company.

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

Background of our Company

We manufacture and sell sensors using the Company’s patented InvisaShield™ presence-sensing technology in the safety market. We market our line of safety sensors under the name of SmartGate® brand safety sensors used in or with parking barrier gates to protect life and property. All of our sales revenues are derived from the sale of our SmartGate safety sensors.

We financed our operations in 2011 and 2012 through revenues derived from the sale of our SmartGate® brand safety sensors and short-term and long-term debt financing. We are focusing our efforts on increasing our sales of our products and reducing operating costs, where possible. In December 2011 the Company’s Senior Lender agreed to extend the maturity date of the Senior Secured Promissory Notes and the related accrued interest until March 31, 2014, and put in place a line of credit which we believe is sufficient to finance our operations through December 31, 2012.

Quarter Ended September 30, 2011 Compared to the Quarter Ended September 30, 2012

Net Sales – During the quarters ended September 30, 2011 and 2012, product sales totaled $46,879 and $7,017 respectively. We had a gross profit of $31,621 for the quarter ended September 30, 2011 and gross profit of $3,302 for the quarter ended September 30, 2012. Gross margin was 67% during the 3rd quarter of 2011 and 47% during the same period in 2012. The 2012 sales were hindered by a product modification production delay, whereby any potential sales will not be recognized until the fourth quarter of 2012.

Selling, General and Administrative Expenses - During the third quarter of 2011 and 2012 selling, general and administrative expenses totaled $53,528 and $51,733, respectively.

Interest Expense, Net - During third quarter of 2011 and 2012 interest expense totaled $18,110 and ($5,809), respectively. The interest expense during both 2011 and 2012 relates primarily to financing costs and interest due our Senior Lender under lines of credit. The amount calculated for the third quarter 2012 includes a calculation difference in the second quarter of 2012 that was revised in the third quarter.

Net Income (Loss) - Net loss decreased from $(40,017) in the third quarter of 2011 to a net loss of $(33,686) in same period in 2012. This decrease in net loss resulted principally from decreased selling general and administrative expenses, an interest accrual difference and a gain on debt extinguishment of $8,937.

Nine Months Ended September 30, 2011 and 2012

Net Sales and Cost of Sales - During the nine months ended September 30, 2011 and 2012; net sales totaled $78,221 and $21,470. In June of 2010 our sales and revenue began to decline. We believe the decline is associated with general economic and industry conditions and does not reflect a change in acceptance of our product. We also believe the trend is not long-term. The 2012 sales were hindered by a product modification production delay, whereby any potential sales will not be recognized until the fourth quarter of 2012. Cost of sales totaled $31,584 and $8,228. Gross Margin was 60% and 62% during the nine months ending September 30, 2011 and 2012.

Selling, General and Administrative Expenses - During the nine months ended September 30, 2011 and 2012, selling, general and administrative expenses totaled $199,933 and $192,406, a decrease of $7,527.

Interest Income Expense, Net - During the nine months ended September 30, 2011 and 2012, net interest expense totaled $54,719 and $46,576. The interest expense during both 2011 and 2012 relates primarily to financing costs and interest due our senior lender under lines of credit to the Company.

Net Income (Loss) - The Company’s net loss for these periods increased from $(205,610) in 2011 to a loss of $(216,803) in 2012. This increase resulted principally from decreased sales in 2012.

Plan of Development and Operations

We obtained funding of $144,052, in the form of debt financing through the third quarter of 2012 which together with our cash from sales supported our operations. We have extended the maturity of our debt to March 31, 2014, and put in place a line of credit which we believe is sufficient to finance our operations through December 31, 2012 (See Note D- Long-Term Debt to the accompanying condensed financial statements) and will explore other business opportunities such as licensing and business combinations as they may arise.

Liquidity and Capital Resources

At September 30, 2012, we had cash and cash equivalents totaling $722.

As of September 30, 2012,, the Company has borrowed $894,284 (including $115,965 of our Line of Credit) due and owing its Senior Lender. The financing arrangements are set forth in a series of Notes having similar terms and maturity dates of March 31, 2014, specifically (i) $100,000 issued in 2007, (ii) $100,000 in 2008, (iii) three notes aggregating $328,319 in 2010 and (iv) $250,000 in 2011.  In addition, the Company has a line of credit in the amount of $200,000. Each note and the line bears interest at 10 percent per annum and is secured by all of the assets of the Company.

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

The Company had negative working capital at September 30, 2012, totaling $117,566 including $722 in cash. To finance planned operations through at least the next 12 months, we will rely upon our sales revenues and the $200,000 line of credit established by our senior lender. We believe that the line of credit facility and our sales revenue will be sufficient to finance our operations through December 31, 2012. However, we will continue to explore other avenues of financing, such as licensing of our product and/or our technology and potential strategic or business relationships or combinations, and to a lesser degree private equity and debt financing.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012 and concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2012, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

12

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits filed herewith.

Exhibit No.	Description

31.1	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a)
31.2	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a)
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(b)	None.

13

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Invisa, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVISA, INC.

Dated: November 2, 2012	By:	/s/ Edmund C. King
Edmund C. King Chief Executive Officer

Dated: November 2, 2012	By:	/s/ Edmund C. King
Edmund C. King Chief Financial Officer

14