Form 10-K
period 2012-12-31
INVISA INC
filed 2013-02-21
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the fiscal year ended: December 31, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No ☑

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☑

As of December 31, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3,660,235.

On February 21, 2013, 14,214,398 shares of Invisa Common Stock, $0.001 par value, were outstanding.

2

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

ITEM 1.	DESCRIPTION OF BUSINESS

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

Our offices are located at 1800 2nd Street, Suite 965, Sarasota, FL 34236, telephone (941) 870-3950.

Our SmartGate™ Product

Many products use presence-sensing technology; however, we believe that our InvisaShield technology is particularly suited to safety sensors for use in the parking gate market. In 2011 and 2012, all of our revenues were derived from the sale of SmartGate safety sensors used with powered parking gates. These gates typically have a power-operated barrier arm made of metal, wood or PVC. This arm moves vertically between an open and a closed position. Our device places an invisible presence-sensing field around the potentially dangerous barrier arm to detect people and vehicles in its path. Our device signals the powered gate to trigger a predetermined response, such as stopping and reversing the barrier arm. The retail price for our SmartGate™ sensors allow us to realize an acceptable gross profit margin, however, we continue to look for ways to decrease our cost of goods and increase our distribution to improve our profit margins.

Marketing and Sales

We sell our safety products to manufacturers, dealers and end-users. As part of our current sales efforts, we have attended trade shows and have continued our relationships with our customer list which comprises manufacturers, dealers and end users. We also receive unsolicited orders either by telephone, fax or internet. In addition, during fiscal year 2012, we have sought relationships with architectural engineering firms and municipalities that are implementing projects requiring parking barrier gates, such as municipal parking lots and airport reconstruction. Although we do not maintain a full-time sales force, we do engage outside sales consultants.

In 2012, Ultimate Systems Solutions, LLC was our largest customer comprising 24% of our sales. In 2011, SkiData, Inc. was our largest customer, also responsible for 24% of our product revenues. Ultimate Systems Solutions, LLC in 2012 included a single large project and no assurance can be given that we will continue to sell products to Ultimate Systems at the same level once the project is complete.

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

Warranty

Our safety products are sold with a 90-day limited warranty against manufactures parts and defects. We have had no significant claims expensed under the warranty in 2011 or 2012.

Employees

We have no full time employees. Our Chief Executive Officer, who is currently our Chief Financial Officer, serves in both capacities on a part-time consulting basis. We support our operations by using consultants and third party contract piece workers as required.

Research and Development

We are not conducting any research and development with respect to our technology at this time. Therefore, during the years ended December 31, 2011 and 2012 we incurred no research and development expenses.

ITEM 1A.	RISK FACTORS

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

We continue to incur losses.

In the twelve months ended December 31, 2012, we sustained a net loss from operations of $257,366. Absent a dramatic increase in our market share or demand for our products, future losses are expected to continue. Accordingly, we will experience significant liquidity and cash flow problems if we are not successful in increasing our sales and lowering costs. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Our ability to generate revenue and achieve profitability depends upon our ability to manufacture and sell our products in sufficient volume to cover our fixed and variable costs of operations.

We will need to continue financing our operations through third party sources or we may be unable to fund our operations, promote our products or develop our technology.

In recent years, our operations have relied almost entirely on external financing to fund our operations; however, in 2012 sales revenues satisfied approximately 19% of our cash operational costs and expenses. During 2011 and 2012, we funded our operations with funds borrowed under short-term and long-term notes which, for the most part, were secured with the Company’s assets. We anticipate, based on our current proposed plans and assumptions relating to our operations, that the line of credit established by our Senior Lender will provide adequate funding to continue to operate our business through December 31, 2013. Unless our sales increase significantly, we will need to raise additional capital to fund our operating expenses beyond December 31, 2013. We cannot assure you that financing, whether from external sources or related parties, will be available if needed or on favorable terms beyond December 31, 2013. If additional financing is not available when required or is not available on acceptable terms, we may be unable to support our secured debt, fund our operations and planned growth, take advantage of business opportunities or respond to competitive market pressures, any of which could have a material adverse affect on our long-term business plan.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In the February, 2012, we entered into a new lease agreement for our operations to rent approximately 2,000 square feet of office space located at 1800 2nd Street in Sarasota, Florida. Our monthly base rental is $642. We rent the facilities pursuant to a lease which expires on February 28, 2013.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the NASD OTC BB under the symbol INSA.OB. The following table sets forth the range of high and low bids to purchase our Common Stock during the last two fiscal years. Such prices represent quotations between dealers, without dealer markup, markdown, or commissions, and may not represent actual transactions.

As of December 31, 2012 there were 396 stockholders of record of Invisa Common Stock.

Quarter	High Bid	Low Bid

First Quarter 2011	$0.19	$0.19
Second Quarter 2011	$0.12	$0.12
Third Quarter 2011	$0.22	$0.22
Fourth Quarter 2011	$0.30	$0.27
First Quarter 2012	$0.15	$0.15
Second Quarter 2012	$0.15	$0.15
Third Quarter 2012	$0.18	$0.18
Fourth Quarter 2012	$0.27	$0.27

On February 20, 2013, the closing bid and closing ask prices for shares of our Common Stock in the over-the-counter market, as reported by NASD.OTC.BB was $0.27 per share.

We believe that there are presently approximately five (5) market makers for our Common Stock. When stock is traded in the public market, characteristics of depth, liquidity and orderliness of the market may depend upon the existence of market makers as well as the presence of willing buyers and sellers. We do not know if these or other market makers will continue to make a market in our Common Stock. Further, the trading volume in our Common Stock has historically been both sporadic and light.

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

In January 2012 100,000 common shares were granted to a consultant for services. These shares were valued at $0.25 per share (the market price on the date of the grant) and the Company charged $25,000 to operations.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We financed our operations in 2011 and 2012 through revenues derived from the sale of our SmartGate ® brand safety sensors and short-term and long-term debt financing. We are focusing our efforts on increasing our sales of our products and reducing operating costs, where possible. In December 2011 the company’s Senior Lender agreed to extend the maturity date of the Senior Secured Promissory Notes and the related accrued interest until March 31, 2015, and put in place a line of credit which we believe is sufficient to finance our operations through December 31, 2013. (See Note G - to the accompanying financial statements)

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2012

Net Sales - During the years ended December 31, 2011 and 2012, product sales totaled $98,782and $37,956 respectively. We had a gross profit of $52,365 for the year ended December 31, 2011 and gross profit of $17,222 for the year ended December 31, 2012. Gross margin was 53 percent during 2011 and 45 percent during 2012. We attributed the decrease in our sales in 2012 to reductions in sales to significant customers.

Selling, General and Administrative Expenses - During the years 2011 and 2012, selling, general and administrative expenses totaled $289,970 and $237,185, respectively. The decrease in expense is attributable a reduction of Directors and Officers expenditures.

Interest (expense) and other, Net - The interest expense during 2011 of $80,695 and during 2012 of $67,550 relates primarily to financing costs and interest due to certain stockholders under lines of credit to the Company. During 2011 and 2012, the Company wrote off certain debts resulting in the extinguishment gain of $2,418 and $30,147, respectively. (See Note H to the accompanying Financial Statements.)

Net Income (Loss) applicable to Common Stockholders and Net Income (Loss) Per Share applicable to Common Stockholders - The Company’s net income (loss) applicable to Common Stockholders and net income (loss) per share applicable to Common Stockholders for these periods increased from a net loss of $315,882 and $(0.02) in 2011 to a net loss of $257,366 and ($0.02) in 2012.

Plan of Development and Operations

We obtained funding of $128,800, in the form of short-term and long-term debt financing in 2011, and an additional $170,353 in 2012, which together with our cash from sales supported our operations. We have extended the maturity of our short-term debt to March 31, 2015, and have in place a line of credit which we believe is sufficient to finance our operations through December 31, 2013. (See Note G – to accompanying financial statements). In addition, we will explore other business opportunities such as licensing and business combinations as they may arise.

Liquidity and Capital Resources

At December 31, 2012, we had a cash and cash equivalents totaling $1,015.

The Company has six credit facilities with its Senior Lender totaling $1,203,319 under which $987,951 has been borrowed at December 31, 2012. The Senior Lender has also established a revolving line of credit to finance operations of the Company totaling $200,000 at December 31, 2012 which is available to the Company. Terms of the Lines of Credit include due date of March 31, 2015 with interest accruing at ten percent per annum and all of the Company’s assets being pledged as security. (See Note G – to accompanying financial statements).

The Company had negative working capital at December 31, 2012, totaling $55,462 including $1,015 in cash and cash equivalents. To finance planned operations through at least the next 12 months, we will rely upon our sales revenues and the $200,000 line of credit established by our Senior Lender. We believe that the line of credit facility and our sales revenue will be sufficient to finance our operations through December 31, 2013. However, we will continue to explore other avenues of financing, such as licensing of our product and/or our technology and potential strategic or business relationships or combinations, and to a lesser degree private equity and debt financing.

While we are confident that the current funding and sales revenue available to us will be sufficient to finance our operations through December 31, 2013, it is important to note that additional funding, if needed, may not be available when required or it may not be available on acceptable terms. Should we require additional funding, we may need to reduce or refocus our operations or obtain funds through arrangements that would be less attractive to us or which may require us to relinquish rights to certain or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations.

Recent Accounting Pronouncements

The Company does not believe that recently issued accounting pronouncements will have a material impact on its financial statements.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Company and the accompanying notes thereto, and the Report of Independent Registered Certified Public Accounting Firm are included as part of this Form 10-K beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012 and concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, and on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2012, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s Directors are elected at the Annual Meeting of Stockholders and hold office until their successors are elected and qualified. The Company’s officers are appointed annually by the Board of Directors and serve at the pleasure of the Board. There are no family relationships between any of the officers, directors or significant employees of the Company.

The directors, executive officers, and significant employees of the Company at December 31, 2012 are as follows:

Name	Positions and Offices Presently Held with the Company

Edmund C. King	Director, Chief Executive Officer, Chief Financial Officer, Treasurer
Gregory J. Newell	Director
John E. Scates	Director

EDMUND C. KING has served as our Chief Financial Officer and Director since February 9, 2000. In 2007, Mr. King began serving as our Acting President. Until October 1, 1991, Mr. King was a partner in Ernst & Young, an international accounting and consulting firm. While at Ernst & Young, Mr. King was that firm’s Southern California senior healthcare partner and prior to that directed the Southern California healthcare practice for Arthur Young & Company, one of the predecessor firms of Ernst & Young. During his 30 years with Ernst & Young, Mr. King counseled clients in structuring acquisitions and divestitures; advised on the development of strategic plans; directed the preparation of feasibility studies; assisted with operational and financial restructuring; directed and supervised audits of client financial statements; and provided expert witness testimony and technical SEC consultation. Commencing in 1999, Mr. King became a financial consultant to SmartGate, L.C. that we acquired in February 2000. From January 1992, Mr. King has been a general partner of Trouver, an investment and financial consulting partnership. Mr. King is also a member of the Board of Directors of LTC Properties, Inc., an NYSE listed real estate investment trust. Mr. King is a graduate of Brigham Young University, having served on the National Advisory Council of that school’s Marriott School of Management, and has completed a Harvard University management course sponsored by Ernst & Young. Mr. King also has served as Chairman of the HFMA’s Long-Term Care Committee (Los Angeles Chapter) and is a past member of the National Association of Corporate Directors. He holds a CPA certificate (inactive) in the state of California.

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

Significant Employees

At December 31, 2012 we had no full time employees. Our Chief Financial Officer, who also serves as our Chief Executive Officer, is employed on a part-time consulting basis. We support operations by using consultants and contract piece workers as required.

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

The Audit Committee discussed with our independent auditors the overall scope and plans for their audit. The Committee meets with the independent auditors, with and without management present, to discuss the results of their examination, and the overall quality of our financial reporting. The Audit Committee held (four) telephonic meetings during 2012.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to our Board of Directors, and the Board approved, that the audited financial statements be included in our Annual Report on Form 10-K for the 2012 fiscal year for filing with the Securities and Exchange Commission. The Audit Committee and the Board of Directors have also recommended the selection of our independent auditors.

THE AUDIT COMMITTEE

Gregory J. Newell, Chairman
John E. Scates

Board Meetings and Independence

During the year ended December 31, 2012, the Board of Directors of the Company held 6 (six) telephonic meetings. Each director attended at least 75% of the aggregate of (1) the total number of meetings of the Board (held during the period for which he has been a director) and (2) the total number of meetings held by all committees of the Board on which he served (during the periods that he served).

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

Director Compensation

We do not have a formal plan for compensating our directors. During the 2011 fiscal year each of our Directors were granted 25,000 shares of the Company’s common stock for their services. Also in January of 2012, each Director was granted 30,000 shares of the Company’s common stock applicable to the year 2011. Mr King does not have employment agreements and works on a part time basis for the Company. Mr. King received no salary and no other cash compensation for fiscal years 2011 and 2012.

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

Compensation Discussion & Analysis

Overview.

This Compensation Discussion and Analysis is intended to describe the material factors underlying the compensation policies and decisions of the Company with regard to compensation paid to our executive officers in 2011 and 2012. The Compensation Committee oversees the Company’s executive compensation in accordance with its Charter and recommends to the Board of Directors compensation for the named executive officers. The Compensation Committee receives input and recommendations when requested from our executive officers.

During 2011 two additional executive officers (John Zappala, as President; Elizabeth Henson, as Vice President of Operations) were authorized. Mr. Edmund King, our CEO and CFO, does not have a written employment agreement and works on a part-time basis for the Company. Mr. King received no salary or other cash compensation during fiscal 2011 or 2012. However the Company charged $36,000 to operations for the value of his services in each of these years. Mr. Zappala's contract with the Company expired in April of 2012 and he received cash compensation of $5,500 prior to its expiration. Ms. Henson received cash consulting fees of $49,000 in 2012. In addition, Mr. Zappala, according to his contract, was granted 100,000 shares to be received upon completion and approval of a market survey and Ms. Henson received Common stock grants totaling 30,000 shares for service in 2011.

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

Base Salaries.

Mr. King did not receive any base salary in fiscal 2011 or 2012; however, an amount of $36,000 has been charged to operations and credited to additional paid in capital in each of these years.

Option Grants.

No Options were granted in fiscal years 2011 or 2012.

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

Change in Control Severance Policy.

None.

REPORT OF COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and discussed it with the Company’s management. Based on the Compensation Committee’s review and discussions with management, the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for fiscal 2012.

THE COMPENSATION COMMITTEE

John E. Scates, Chairman

Gregory J. Newell

 DIRECTOR COMPENSATION

FOR THE THREE YEARS ENDED DECEMBER 31, 2012

Name	Fiscal Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Edmund C. King	2010	—	—	—	—	—	—	—
	2011	—	9,975	—	—	—	—	9,975
	2012	—	—	—	—	—	—	—

Greg Newell	2010	—	—	—	—	—	—	—
	2011	—	9,975	—	—	—	—	9,975
	2012	—	—	—	—	—	—	—

John Scates	2010	—	—	—	—	—	—	—
	2011	—	9,975	—	—	—	—	9,975
	2012	—	—	—	—	—	—	—

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

We, from time to time, grant to our directors, executive officers and employees options to purchase our common stock under the Plans. As of December 31, 2012, Invisa had no options to purchase shares of common stock outstanding or exercisable.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of our common stock as of December 31, 2012 for:

•	each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;
•	each of our directors;
•	each named executive officer; and
•	all of our directors and executive officers as a group.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of December 31, 2012 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.

Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner (1)	Reporting Status	Aggregate Number of Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned

Centurian Investors, Inc.	5% Stockholder	6,818,182	32.41%
Stephen A. Michael	5% Stockholder	787,853	5.25
Samuel S. Duffey	5% Stockholder	1,015,949	6.67
Edmund C. King	CEO, CFO, Director	295,359	2.04
Gregory J. Newell	Director	120,713	0.84
John E. Scates	Director	120,713	0.84
Elizabeth A. Henson	VP of Operations	55,000	0.39
All officers and directors as a group		591,785	3.99

______________

(1)	Unless otherwise provided herein all addresses are c/o Invisa, Inc., 1800 2nd Street, Suite 965 Sarasota, FL 34236.
(2)	The percentage calculations are based on 14,214,398 shares that were outstanding as of December 31, 2012 plus the respective beneficial shares owned by each stockholder. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of December 31, 2012 are deemed outstanding for computing the number, and the percentages of outstanding shares beneficially owned by the person holding such options, but are not deemed outstanding for computing the percentage beneficially owned by any other person.
(3)	Includes 905,734 shares held in the name of Friday Harbour and 110,215 in Mr. Duffey’s name.
(4)	Includes 239,359 shares held in Mr. King’s name, and 1,000 shares held in the name of the King Family Trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the compensation discussed herein, we had no items to disclose hereunder for 2012 except Mr. King had loaned $20,124 to the Company during 2007 and an additional $136 in 2008 aggregating $20,260. The loans were not secured and are interest free; they remain outstanding and unpaid at December 31, 2012 and on the date hereof.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2011 and 2012, annual fees approved for the year-end audit and interim reviews aggregated approximately $25,000 and $25,000. In addition, during 2011 and 2012 tax-related fees approved for compliance aggregated, approximately, $3,000 and $2,750 respectively.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services, provided by Kingery & Crouse, PA in 2011 and 2012. Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or its designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the year at each such meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this annual report on Form 10-K:

Exhibit No.	Description

2.1 1	Agreement of Merger and Plan of Reorganization dated 2/25/02 by and among SmartGate Inc., SmartGate/RadioMetrix Acquisition Corp. and Radio Metrix Inc., Letter of Clarification, and Amendment dated as of April 24, 2003
10.1 1	Quarterly Revenue Based Payment Agreement by and among the Company and Stephen A. Michael, Spencer Charles Duffey Irrevocable Trust u/a/ d July 29, 1998, Elizabeth Rosemary Duffey Irrevocable Trust u/a/d July 29, 1998, Robert T. Roth, William W. Dolan dated as of February 25, 2002; and Amendment dated as of April 24, 2003
10.2 1	Promissory Note, Security Agreement, and Escrow Agreement - Re: Daimler Capital Partners, Ltd. - loan and stock options; Stock Option Agreement with Daimler Capital Partners, Ltd. - October 28, 2002; Stock Option Agreement with Daimler Capital Partners, Ltd. - February 28, 2003
10.3 1	Form of Plan 2003 Option Agreement with Joseph F. Movizzo - May 13, 2003 (including form of Letter of Investment Intent)
10.4 1	Consulting Agreement - March 2003 between Crescent Fund, Inc. and the Company
10.5 1	Agreement dated as of April 24, 2003 between Alan A. Feldman and the Company
10.6 1	Financing Agreement dated as of May 9, 2003 between BarBell Group, Inc. and the Company
10.7 1	Series 2003A 7% Convertible Note Due June 9, 2004, dated May 9, 2003 from the Company to BarBell Group, Inc.
10.8 1	Investment Agreement dated as of May 9, 2003 between BarBell Group, Inc. and the Company
10.9 1	Warrant to Purchase Shares of Common Stock dated as of May 9, 2003, issued by the Company to BarBell Group, Inc.
10.10 1	Registration Rights Agreement dated as of May 9, 2003 between the Company and BarBell Group, Inc.
10.11 1	Broker-Dealer Placement Agent Selling Agreement - May 2003 between Capstone Partners LC and the Company
10.12 2	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 between Capstone Partners LC and the Company
10.13 2	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 executed by Nautilus Technologies, Ltd. - subscribing for 125,000 Units
10.14 2	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 executed by GM Capital Partners, Ltd. - subscribing for nit
10.15 2	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 executed by Kallur Enterprises, Ltd. - subscribing for 50,000 Units
10.16 2	Publicity Agreement - July 2003 between Capital Financial Media, Inc. and the Company
10.17 2	Consulting Agreement - July 2003 between National Financial Communications Corp. and the Company
10.18 2	Agreement - July 2003 between Brooks Houghton & Company, Inc. and the Company
10.19 2	Non-Exclusive Financial Advisor Agreement - July 2003 between Source Capital Group, Inc. and the Company
10.20 2	Consulting Agreement - July 2003 between Patrick W.H. Garrard d/b/a The Garrard Group of West Redding, CT and the Company
10.21 2	Investment Agreement Modification I dated as of July 21, 2003 by and among Invisa, Inc. and BarBell Group, Inc.
10.22 2	Joint Development Agreement - July 2003 between Dominator International Ltd. And SmartGate, L.C.
10.23 3	Engagement Agreement dated September 9, 2003 between G.M. Capital Partners, Ltd and Invisa, Inc.
10.24 4	Employment Agreement dated November 6, 2003 between Herb Lustig and Invisa, Inc.
10.25 4	Severance Agreement dated November 13, 2003 between Samuel S. Duffey and Invisa, Inc.
10.26 4	Agreement dated November 13, 2003 between Invisa, Inc. and the Duffey related shareholders

Exhibit No.	Description

10.27 5	SDR Metro Inc. letter extension agreement
10.28 5	SDR Metro Inc. confirmation letter agreement
10.29 5	Severance Agreement dated January 26, 2004 between Stephen A. Michael and Invisa, Inc.
10.30 5	Consulting Agreement dated January 26, 2004 between Stephen A. Michael and Invisa, Inc.
10.31 5	Severance Agreement dated December 31, 2003 between William W. Dolan and Invisa, Inc.
10.32 5	Agreement dated February 11, 2004 between The Video Agency, Inc. and Invisa, Inc.
10.33 5	Employment Agreement dated March 2004 between Charles Yanak and Invisa, Inc.
10.34 5	2003-A Employee, Director, Consultant and Advisor Stock Compensation Plan.
10.35 5	First Amendment to Invisa, Inc., 2003 Incentive Plan Date As of November 6, 2003
10.36 5	Stock Option Agreement for Herb M. Lustig dated November 6, 2003
10.37 6	Subscription Agreement for issuance of 22,000 shares of Series A Convertible Preferred Stock and Common Stock Warrants
10.38 6	Registration Rights Agreement
10.39 6	Warrants to Purchase Common Stock (Mercator Momentum Fund, LP, Mercator Advisory Group, LLC, and Monarch Pointe Fund, Ltd.)
10.40 6	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock.
10.41 7	Marketing Agreement between Aurelius Consulting Group and Invisa, Inc.
10.42 7	Lease Agreement among HAR-WAL ASSOCIATES, INC. and WR-I ASSOCIATES, LTD. and Invisa, Inc. dated September dated September 23, 2004
10.43 10	Business consulting agreement
10.44 10	Opinion of counsel regarding legality of Common Stock
10.45 5	Consent of Aidman, Piser and Company, PA
10.46 10	Consent of Legal Counsel
10.47 1	Power of Attorney relating to subsequent amendments
10.48 8	Promissory note agreements dated October 10, 2006 by and between Invisa, Inc. and M.A.G. Capital, LLC; Mercator Momentum Fund III, LP and Monarch Pointe Fund, Ltd. Borrowing Certificates and Forms of Assignments
10.49 8	Warrant Agreement dated October 10, 2006 by and between Invisa, Inc. and Ocean Park Advisors, LLP
10.50 8	UCC Financing Statements
10.51 8	Schedule of Advances: Permitted Payments
10.52 9	Business Consulting Agreement dated August 14, 2006 between Invisa, Inc. and John Anderson
10.53 13	Carl A. Parks Employment agreement
10.54 12	Forbearance and Modification agreement dated July 27, 2007
10.55 12	Promissory Note dated July 25, 2007
10.56 11	Promissory Note dated March 6, 2007
10.57 12	Forbearance and Modification Agreement
10.58 14	Audit Committee Charter
10.59 14	Senior Secured Promissory Note date March 28, 2008
10.60 14	Forbearance and Modification Agreement dated March 28, 2008
10.61 14	Extension of Promissory Note dated April 11, 2008
10.62 15	Senior Secured Promissory Note dated July 1, 2008
10.63 15	Forbearance and Modification Agreement dated June 1, 2008
10.64 16	Note and Share Exchange Agreement dated July 31, 2008
10.65 16	Certificate of Designations of Preferences and Rights dated December 22, 2008.
10.66 17	Senior Secured Promissory Note dated March 24, 2010.
10.66 18	Articles of amendment to the articles of incorporation of Invisa, Inc.
10.67 17	Senior Secured Promissory Note (Line of Credit) dated March 24, 2010.

Exhibit No.	Description

10.68 17	Note Extension Agreement dated March 24, 2010.
10.69 17	Note Extension Agreement dated March 24, 2010.
10.70 17	Note Extension Agreement dated March 24, 2010.
10.71 17	Note Extension Agreement dated March 24, 2010.
10.72 17	Note Extension Agreement dated March 24, 2010.
10.73 17	Terms of Exchange dated January 11, 2010.
10.74 17	Amended and Restated Certificate of Designations of Preferences and Rights of Series B of Convertible Preferred Stock of Invisa, Inc. dated January 11, 2010.
10.75 17	Letter Term Sheet and Consent Documents dated January 11, 2010.
10.76 17	Share Exchange Agreement dated January 11, 2010.
10.77 17	Property Lease dated February 8, 2010.
10.78 18	John F Zappala Consulting Agreement dated April 18, 2011
10.79 19	John F Zappala Consulting Agreement dated April 18, 2011
10.80 20	Press Release announcing appointment of John F Zappala as of April 18, 2011
10.81 21	Note Extension Agreement (note 4) dated December 31, 2011
10.82 21	Note Extension Agreement (note 5) dated December 31, 2011
10.83 21	Note Extension Agreement (note 6) dated December 31, 2011
10.84 21	Note Extension Agreement (note 7) dated December 31, 2011
10.85 21	Senior Secured Promissory Note (note 8) dated December 31, 2011
10.86 21	Senior Secured Line of Credit Promissory Note (note 9) dated December 31, 2012
10.87 *	Senior Secured Promissory Note (note 10 ) dated December 31, 2012
10.88 *	Note Extension Agreement (note 4) dated December 31, 2012
10.89 *	Note Extension Agreement (note 5) dated December 31, 2012
10.90 *	Note Extension Agreement (note 6) dated December 31, 2012
10.91 *	Note Extension Agreement (note 7) dated December 31, 2012
10.92 *	Note Extension Agreement (note 9) dated December 31, 2012
10.93 *	Note Extension Agreement (note 8) dated December 31, 2012
14 1	Code of Business Conduct and Ethics and Compliance Program
31.1 *	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350.
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350.
101.INS *	XBRL Instance Document **
101.SCH *	XBRL Taxonomy Extension Schema Document **
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document **

______________

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
1	Previously filed on June 23, 2003 with Invisa’s Form 10-KSB for the year ended December 31, 2002 and are incorporated by reference.

2	Previously filed on August 1, 2003 with Invisa’s Form 10-QSB for the quarter period ended June 30, 2003 and are incorporated by reference.
3	Previously filed on September 17, 2003 with Invisa’s Form 8-KA (Amendment No. 1) dated September 9, 2003 and is incorporated by reference.
4	Previously filed on November 14, 2003 with Invisa’s Form 8-K dated November 6, 2003 and are incorporated by reference.
5	Previously filed on April 14, 2004 with Invisa Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.
6	Previously filed on August 18, 2004 with Invisa Form 10-QSB and incorporated herein by reference.
7	Previously filed on February 7, 2005 with Invisa Form 10-KSB for the year ended December 31, 2004 and incorporated herein by reference.
8	Previously filed on October 10, 2006 with Invisa Form 8-K/A dated October 10, 2006 and are incorporated by reference.
9	Previously filed on August 17, 2006 with Invisa Form 8-K dated August 14, 2006 and are incorporated by reference.
10	Previously filed on August 14, 2006 with Invisa Form S-8 dated August 14, 2006 and are incorporated by reference
11	Previously filed on March 6, 2007 with Invisa’s Form 8-K and incorporated herein.
12	Previously filed on November 14, 2007 with Invisa Form 10-QSB and incorporated herein by reference.
13	Previously filed on April 18, 2007 with Invisa Form 10-KSB and incorporated herein by reference.
14	Previously filed on April 14, 2008 with Invisa Form 10-KSB and incorporated herein by reference.
15	Previously filed on July 30, 2008 with Invisa Form 8-K and incorporated herein by reference.
16	Previously filed on January 13, 2009 with Invisa Form 8-K and incorporated herein by reference.
17	Previously filed on March 31, 2010 with Invisa Form 10-K and incorporated herein by reference.
18	Previously filed on January 14, 2011 with Invisa Form 8-K and incorporated herein by reference.
19	Previously filed on April 22, 2011 with Invisa Form 8-K and incorporated herein by reference.
20	Previously filed on May 2, 2011 with Invisa Form 8-K and incorporated herein by reference.
21	Previously filed on March 30, 2012 with Invisa Form 10-K and incorporated herein by reference.

Financial Statement Schedules

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVISA, INC.

Dated: February 21, 2013	By:	/s/ Edmund C. King
Edmund C. King
Chief Executive Officer

Dated: February 21, 2013	By:	/s/ Edmund C. King
Edmund C. King
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

Dated: February 21, 2013	/s/ Edmund C. King
Edmund C. King, Chief Executive Officer

Dated: February 21, 2013	/s/ Edmund C. King
Edmund C. King, Chief Financial Officer, Director

Dated: February 21, 2013	/s/ Gregory J. Newell
Gregory J. Newell, Director

Dated: February 21, 2013	/s/ John E. Scates
John E. Scates, Director

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Stockholders

Invisa, Inc.

We have audited the accompanying balance sheets of Invisa, Inc. (the “Company”) as of December 31, 2011 and 2012, and the related statements of operations, stockholders’ (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Invisa, Inc. as of December 31, 2011 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kingery & Crouse, PA

Kingery & Crouse, PA

Certified Public Accountants

Tampa, Florida

February 21, 2013

INVISA, INC.

BALANCE SHEETS

	December 31,
	2011	2012
ASSETS

Current assets:
Cash and cash equivalents	$589	$1,015
Accounts receivable	5,038	5,756
Inventories	13,569	18,741
Prepaid expenses and other current assets	3,707	3,447
Total current assets	22,903	28,959
Total assets	$22,903	$28,959

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, trade	$99,458	$64,161
Due to stockholders and officers	20,260	20,260
Total current liabilities	119,718	84,421
Long-term debt	750,232	987,951
Stockholders’ Deficit
Convertible Preferred Stock: 5,000,000 shares authorized ($100 par value):
Series A, 9,715 shares issued and outstanding	798,500	798,500
Series B, 2,702 shares issued and outstanding	270,160	270,160
Series C, 16,124 shares issued and outstanding	1,600,467	1,600,467
Common Stock: 95,000,000 shares authorized ($.001 par value):
13,959,398 and 14,214,398, shares issued and outstanding	13,959	14,214
Additional paid-in capital	32,458,972	32,519,717
Accumulated deficit	(35,989,105)	(36,246,471)

Total stockholders’ deficit	(847,047)	(1,043,413)

Total liabilities and stockholders’ deficit	$22,903	$28,959

See notes to financial statements.

 INVISA, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2012

Net Sales	$98,782	$37,956
Costs and expenses:
Cost of goods sold	46,417	20,734
Selling, general and administrative expenses	289,970	237,185
Loss from operations	(237,605)	(219,963)
Other income (expense):
Interest (expense) and other, net	(80,695)	(67,550)
Debt extinguishment gain	2,418	30,147
	(78,277)	(37,403)
(Loss) before income tax	(315,882)	(257,366)
Income tax	—	—
Net (Loss)	$(315,882)	$(257,366)

Net (Loss) per share applicable to Common Stockholders:
Basic and diluted	$(0.02)	$(0.02)

Weighted average Common Stock shares outstanding:
Basic and diluted	13,932,275	14,214,398

See notes to financial statements.

INVISA, INC.

STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

	Convertible				Additional
	Preferred Stock		Common Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total

BALANCE AT DECEMBER 31, 2010	28,541	$2,669,127	13,849,398	$13,849	$32,373,332	$(35,673,223)	$(616,915)

Contributed Officer compensation	—	—	—	—	36,000	—	36,000
Issuance of and subscriptions for Common Stock for Directors/Officers & Consultants	—	—	110,000	110	49,640	—	49,750
Net Loss	—	—	—	—	—	(315,882)	(315,882)
BALANCE AT DECEMBER 31, 2011	28,541	2,669,127	13,959,398	13,959	32,458,972	(35,989,105)	(847,047)

Contributed Officer compensation	—	—	—	—	36,000	—	36,000
Issuance of and subscriptions for Common Stock for Directors/Officers & Consultants	—	—	255,000	255	24,745	—	25,000
Net Loss	—	—	—	—	—	(257,366)	(257,366)
BALANCE AT DECEMBER 31, 2012	28,541	$2,669,127	14,214,398	$14,214	$32,519,717	$(36,246,471)	$(1,043,413)

See notes to financial statements.

INVISA, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2012

Cash flows from operating activities:
Net (loss)	$(315,882)	$(257,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest added to Note Payable – Related Party	80,695	67,366
Contributed Officer Compensation	36,000	36,000
Directors/Officers & Consultants stock compensation	49,750	25,000
Debt extinguishment gain	(2,418)	(30,147)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,251	(718)
(Increase) decrease in inventories	4,298	(5,171)
(Increase) decrease in prepaid expenses and other current assets	2,088	260
Increase (decrease) in accounts payable, trade	12,402	(5,151)
Net cash used in operating activities	(131,816)	(169,927)
Cash flows from investing activities:	—	—
Cash flows from financing activities:
Proceeds from notes payable	128,800	170,353
Bank overdraft	—	—
Net cash provided by financing activities	128,800	170,353
Net increase (decrease) in cash	(3,016)	426
Cash at beginning of year	3,605	589
Cash at end of year	$589	$1,015

See notes to financial statements.

F-5

INVISA, INC.

STATEMENTS OF CASH FLOWS - CONTINUED

	Years Ended December 31,
	2011	2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—
Cash paid for Income Taxes	$—	$—

See notes to financial statements.

INVISA, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A –DESCRIPTION OF ORGANIZATION AND BUSINESS

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable, Major Customer Information

Accounts receivable are due primarily from companies in the gate manufacturing industry primarily located throughout the United States. Credit is extended based on an evaluation of the customers’ financial condition and, generally, collateral is not required. Account balances are evaluated for collectability based on the condition of the customers’ credit including repayment history and trends and relative economic and business conditions. Bad debts have not been significant. During 2011 two customers comprised 37% of our sales. During 2012 three customers comprised 49% of our sales.

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

Furniture, Fixtures and Equipment

Furniture, fixtures, and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives, principally five years. Leasehold improvements are amortized over the term of the lease or the estimated useful lives, whichever is shorter. Depreciation expense was $0 for 2011 and 2012. At December 31, 2012, all furniture, fixtures and equipment was fully depreciated.

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

Research and Development Costs

Research and development costs consist of direct costs that are associated with the development of the Company’s technology. These costs are expensed as incurred. During the years 2011 and 2012, the Company did not incur research and development expense.

Advertising Costs

The Company’s policy is to expense advertising costs as incurred.

Warranty Costs

The Company warrants its products for ninety days. Estimated warranty costs are recognized in the period product is shipped. However, there have been no significant warranty costs incurred through December 31, 2012. Accordingly, no warranty liability has been recognized for any period presented.

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

Financial Instruments

The Company has adopted FASB ASC 820-10-50, “Fair Value Measurements.” This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets or asset groups, annually; or whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related asset may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. There were no impairments in 2011 or 2012.

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

At December 31, 2011 and 2012 the Preferred stock was convertible into 4,448,545 shares of common stock, which has not been considered in the calculation of diluted loss per share since the effect would be anti-dilutive.

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

Recent Accounting Pronouncements

The Company does not believe that recently issued accounting pronouncements will have a material impact on its financial statements.

NOTE C – COMMON AND PREFERRED STOCK

In September 2004, the Company issued 22,000 shares of Series A Convertible Preferred Stock in the face amount of $2,200,000 for $1,937,000 (net of $263,000 transaction expenses) which was paid in the respective amounts of $1,158,200 and $778,800 at closing. Additionally, the transaction included:

•	Issuance of Detachable Warrants to acquire up to 300,000 shares of the Company’s Common Stock at $1.00 per share. The Warrants were to expire on August 16, 2007. The terms of these Warrants were revised in August 2007 to extend the expiration date to August 2010 however the warrants were cancelled in 2008.

•	In addition to the transaction costs referred to above, the Company granted 32,500 shares of Common Stock and Detachable Warrants to acquire up to 32,500 shares of the Company’s Common Stock at $5.00 per share to a broker. The term of the Warrants was three years.

•	The Preferred Stock is non-voting, entitled to dividends only when, or if, declared by the Board of Directors and has preference over the Common Stock in the event of the Company’s liquidation. The Preferred Stock is convertible into Common Stock at the option of the holder. The conversion price was equal to 80% of the market price at the time of conversion, subject to a floor of $2.50 per share and a ceiling of $5.85 per share. During 2005, the exercise price was modified to $0.60 per share as an inducement to execute the Series B Convertible Preferred Stock transaction discussed below.

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

In August 2005, the Company issued 2,000 shares of Series B Convertible Preferred Stock in the face amount of $1,000,000 for $878,000 (net of $122,000 transaction expenses) which was paid in the respective amounts of $378,000 and $500,000 at closing. Additionally, the transaction included:

•	Detachable warrants to acquire up to 500,000 shares of the Company’s Common Stock at $15.00 per share. The warrants expired on August 31, 2010 and were subject to call by the Company upon the Common Stock trading at a price of $3.00, a minimum trading volume of 12,000 shares for 20 consecutive days and the registration statement being effective.

•	In addition to the transaction costs referred to above, the Company granted warrants to acquire up to 133,334 shares of the Company’s Common Stock at $0.80 per share to a broker. The term of the warrants was three years.

•	The Preferred Stock is non-voting and is entitled to receive dividends at an annual rate equal to the lower of the Prime Rate plus 3.5% or 9%. The dividend may either be paid in cash or registered shares of the Company’s Common Stock, subject to certain limitations. The Preferred Stock is convertible into Common Stock at the option of the holder. The conversion price is $0.60 per share par value.

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

In January 2012, 155,000 shares of Common stock were granted to the three directors and certain consultants and valued at $0.20 per share (the market price at the date of grant) for services rendered in 2011. The Company charged the fair value of $38,750 to operations in 2011. In addition, in January 2012 100,000 common shares were granted to a consultant for services. These shares were valued at $0.25 per share (the market price on the date of the grant) and $25,000 was charged to operations.

During 2011 and 2012 an officer contributed services with a fair value of $36,000 to the company which was charged to operations during the respective years.

NOTE D – STOCK OPTION AND WARRANT ACTIVITY

The Company has five stock-based compensation plans which provides for the granting of options to purchase the Company’s Common Stock to employees, directors, consultants and advisors. The options granted are subject to a vesting schedule as set forth in each individual option agreement.

Plan	Maximum Shares of Common Stock Which Can Be Issued

2000 Plan	240,000
2002 Plan	300,000
2003 Plan	300,000
2003A Plan	700,000
2006 Plan	500,000
2,040,000

There was no activity with respect to the stock-based compensation plans during 2011 or 2012 and no options outstanding at December 31, 2012.

NOTE E – COMMITMENT AND CONCENTRATIONS

Operating Leases

In February 2012, the Company’s lease expired and we began occupying a larger space in a building in Sarasota, Florida under a lease with a one-year term expiring February 28, 2013, and annual lease payments of approximately $7,700. Rent expense for the years ended December 31, 2011 and 2012, was $9,271and $7,315, respectively.

Concentrations

During 2011, two customers comprised approximately 37% of our total sales revenue

During 2012, three customers comprised approximately 49% of our total sales revenue.

NOTE F – DUE TO STOCKHOLDERS AND OFFICERS

Due to stockholders and officers consists of the following at December 31, 2011 and 2012:

Edmund C. King	20,260

These advances are due on demand and do not bear interest.

NOTE G – LINES OF CREDIT

The Companies credit facilities with its senior lender was revised on December 31, 2012, The credit facilities allow for advances up to $1,203,319 that bear interest at 10% and have a first security interest in all of the Company’s assets. Additionally, the credit facilities are secured by a security interest in 31,413,333 shares of the Company’s common stock which are held in reserve by the Company. Because the credit facilities are not in default the shares are not treated as issued and outstanding.

At December 31, 2012, $987,951 was outstanding under these credit facilities. During 2012, $67,366 of interest was added to the debt and $170,353 in advances from the Revolving Line of Credit (see below) was added to the debt. The Notes are due on March 31, 2015. Interest expense related to these loans was $80,695 and $67,366 during 2011 and 2012, respectively. The accrued interest is due and payable on March 31, 2015.

In addition, on December 31, 2012, the Company established a new Revolving Line of Credit totaling $200,000 with its Senior Lender to finance operations of the Company. This new line, bears interest at 10% per annum and is due on March 31, 2015. The line has terms and provisions similar to the notes described above. The line is also secured by a security interest in 5,333,333 shares in the Company’s common stock. During 2012 the Company received advances aggregating $170,353 which was added to the credit facility discussed above.

During 2011 the Company received advances aggregating $128,800 which was added to the credit facility discussed above.

As of December 31, 2012 the entire $200,000 balance of the line is available to the Company.

NOTE H – GAIN ON THE SETTLEMENT OF DEBT

During 2011 and 2012 the Company recorded a gain on the settlement of debt as follows:

F-12

	2011*	2012

Amount of debt settled/written off	$2,418	$30,147
Cash payments	—	—
Gain	$2,418	$30,147
______________
* The debt was written off pursuant to the expiration of the statute of limitations of the State of Florida.

NOTE I – INCOME TAXES

Deferred taxes are recorded for all the tax effects of existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the years ended December 31, 2011 or 2012.

Reconciliation of the federal statutory income tax rate of 34.0% to the effective income tax rate is as follows at December 31:

	2011	2012

Federal statutory income tax rate	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	(3.5)%	(3.5)%
Deferred tax asset valuation allowance	37.5%	37.5%
	-0-%	-0-%

ASC guidance requires that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. As a result the Company recorded a valuation allowance with respect to all the Company’s deferred tax assets. The change in the valuation allowance was approximately $50,000 during 2012.

The Company has a federal net operating loss carry forward of approximately $17 million as of December 31, 2012, which expires through 2032. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the net operating loss and other deductions, which are available to the Company. The Company has not determined the impact of these limitations at this time. The principal difference between the net operating loss and the accumulated deficit for financial statement purposes results principally from stock based compensation and other non-cash expenses.

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire, we are subject to income tax audits in the jurisdictions in which we operate. We are subject to U.S. federal tax examinations for fiscal years commencing in 1998 as a result of its NOL carryforward.

