Form 10-Q
period 2013-03-31
INVISA INC
filed 2013-05-03
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date, April 22, 2013: 14,214,398

Transitional Small Business Disclosure Format (check one):   Yes ☐ No ☑

INVISA, INC.

Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 INVISA, INC.

CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2012	2013
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,015	$3,138
Accounts receivable	5,756	3,358
Inventories	18,741	16,762
Prepaids and other assets	3,447	9,005

Total current assets	28,959	32,263

Total assets	$28,959	$32,263

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, trade	$64,161	$32,235
Accrued Interest	—	26,233
Due to stockholders and officers	20,260	20,260
Total current liabilities	84,421	78,728

Long-Term Debt	987,951	1,021,721

Total liabilities	1,072,372	1,100,449

Stockholders’ Deficit:
Convertible Preferred Stock, 5,000,000 shares authorized ($100 par value):
Series A, 9,715 shares issued and outstanding	798,500	798,500
Series B, 2,702 shares issued and outstanding	270,160	270,160
Series C, 16,124 shares issued and outstanding	1,600,467	1,600,467
Common Stock, 95,000,000 shares authorized, $.001 par value, 14,214,398 shares issued and outstanding	14,214	14,214
Additional paid-in capital	32,519,717	32,558,717
Accumulated Deficit	(36,246,471)	(36,310,244)

Total stockholders’ deficit	(1,043,413)	(1,068,186)

Total liabilities and stockholders’ deficit	$28,959	$32,263

See notes to condensed financial statements.

INVISA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2013

Net sales	$6,314	$5,943

Costs and other expenses:
Cost of goods sold	3,046	1,976
Selling, general and administrative expenses	89,441	85,114

(Loss) from operations	(86,173)	(81,147)

Other income (expense):
Interest (expense) and other, net	(27,384)	(26,233)
Gain on the derecognition of debt	—	43,607
(Loss) before income tax	(113,557)	(63,773)
Income tax	—	—

Net (Loss)	$(113,557)	$(63,773)

Net Loss per share
Basic and diluted	$(0.01)	$(0.00)

Weighted average Common Stock Shares Outstanding
Basic and diluted	14,214,398	14,214,398

 See notes to condensed financial statements.

INVISA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2013

Net cash (used in) operating activities	$(44,116)	$(31,647)
Net cash (used in) investing activities	—	—
Cash flows from financing activities:
Proceeds from Long-Term Debt	48,183	33,770
Net cash provided by financing activities	48,183	33,770
Net increase in cash	4,067	2,123
Cash at beginning of period	589	1,015
Cash at end of period	$4,656	$3,138

See notes to condensed financial statements.

INVISA, INC

Notes to Condensed Financial Statements

March 31, 2013

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 8.03 of Regulation SX. The December 31, 2012 balance sheet data was derived from audited financial statements, the accompanying financial statements do not include all of the information and notes required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of Invisa, Inc. for the year ended December 31, 2012. When used in these notes, the terms “Company”, “we,” “us” or “our” mean Invisa, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Note B – Operating Matters and Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ending March 31, 2013, the Company has had a net loss of $(63,773). See Note D – Long-Term Debt for substantial restructuring of the Company’s debt, including extension of the Company’s debt payment dates.

Note C – Due to Stockholders and Officers

Due to Stockholders and Officers at December 31, 2012 and March 31, 2013 is as follows:

Edmund C. King	$20,260

Note D – Long-Term Debt

The Company has six credit facilities with its Senior Lender totaling $1,203,319 under which $987,951 has been borrowed at March 31, 2013. The Senior Lender has also established a revolving line of credit to finance operations of the Company totaling $200,000 of which $33,770 is outstanding at March 31, 2013, and $166,230 is available to the Company. The terms of the credit facilities include due dates of March 31, 2015, with interest accruing at ten percent per annum and all of the Company’s assets being pledged as security. In addition, the credit facilities are secured by 31,413,333 shares of the Company’s common stock which is held in escrow.

At March 31, 2013, $26,233 in interest has been accrued on the credit facilities.

Note E – Stockholders’ Deficit

During the quarter ended March 31, 2013, the Company authorized the issuance of 135,000 shares of Common stock for services. The fair value of the shares based on the trading price of the Company’s common stock of $30,000 was charged to operations.

As of March 31, 2013, no stock options were outstanding, granted or exercised.

During the three months ended March 31, 2013, an officer contributed services with a fair value of $9,000 to the capital of the Company.

Note F – Recent Accounting Pronouncements

The Company does not believe that any recently issued accounting pronouncements will have a material effect on its financial statements.

Note G – Inventory

Inventory is stated at the lower of cost or market. Cost is determined using an averaging method, which approximates the first in – first out method. Inventory consists principally of finished goods and raw materials.

Note H – Earnings (loss) per Common Share

Basic and diluted earnings (loss) per share are computed based on the weighted average number of common stock outstanding during the period. Common stock equivalents are not considered in the calculation of diluted earnings (loss) per share for the periods presented because their effect would not be material or would be anti-dilutive.

Note I – Gain on the Derecognition of Debt

During the period ended March 31, 2013, the Company wrote off $43,607 in debt as it determined that the period of enforceability of the debt had expired pursuant to the Florida statute of limitations.

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

We financed our operations in 2012 and 2013 through revenues derived from the sale of our SmartGate ® brand safety sensors and short-term and long-term debt financing. We are focusing our efforts on increasing our sales of our products and reducing operating costs, where possible. In December 2012, the Company’s Senior Lender agreed to extend the maturity date of the Senior Secured Promissory Notes and the related accrued interest until March 31, 2015, and put in place a line of credit which we believe is sufficient to finance our operations through December 31, 2013.

Quarter Ended March 31, 2012 Compared to the Quarter Ended March 31, 2013

Net Sales – During the quarters ended March 31, 2012 and 2013, product sales totaled $6,314 and $5,943, respectively. We had a gross profit of $3,268 for the quarter ended March 31, 2012 and gross profit of $3,967 for the quarter ended March 31, 2013. Gross margin, during the quarters ended March 31, was 52 percent during 2012 and 67 percent during 2013.

Selling, General and Administrative Expenses - During the first quarter of 2012 and 2013 selling, general and administrative expenses totaled $89,441 and $85,114 respectively.

Interest (Expense) and other, Net - During first quarter of 2012 and 2013 interest (expense) and other totaled ($27,384), and ($26,233), respectively. The interest expense during both 2012 and 2013 relates primarily to financing costs and interest due our Senior Lender under Notes and a line of credit to the Company.

Gain on the Derecognition of Debt - During the period ended March 31, 2013, the Company wrote off $43,607 in debt as it determined that the period of enforceability of the debt had expired pursuant to the Florida statute of limitations.

Net Income (Loss) - Net loss during the quarters ended March 31, decreased from ($113,557) in 2012 to ($63,773) in 2013. This decrease resulted principally from decreased selling, general and administrative expenses and a gain on debt extinguishment.

Plan of Development and Operations

We obtained funding of $48,183 in the first quarter of 2012 and $33,770 in the same period in 2013, which together with our cash from sales supported our operations. We have extended the maturity of our debt to March 31, 2015, and put in place a line of credit which we believe is sufficient to finance our operations through December 31, 2013 (See Note D - Long-Term Debt to the accompanying condensed financial statements) and are exploring other business opportunities such as licensing and business combinations.

Liquidity and Capital Resources

At March 31, 2013, we had cash and cash equivalents totaling $3,138.

As of March 31, 2013, the Company has borrowed $1,021,721 (including $33,770 of our Line of Credit) due and owing its Senior Lender. The financing arrangements are set forth in a series of Notes having similar terms and maturity dates of March 31, 2015, specifically (i) $100,000 issued in 2007, (ii) $100,000 in 2008, (iii) three notes aggregating $328,319 in 2010 and (iv) $250,000 in 2011.  In addition, the Company has a line of credit in the amount of $200,000. Each note and the line bears interest at 10 percent per annum and is secured by all of the assets of the Company.

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

None.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013 and concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Controls Over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2012.

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

INVISA, INC.

Dated: May 3, 2013	By:	/s/ Edmund C. King
Edmund C. King Chief Executive Officer

Dated: May 3, 2013	By:	/s/ Edmund C. King
Edmund C. King Chief Financial Officer

