Form 10-Q
period 2013-06-30
INVISA INC
filed 2013-07-29
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:   July 29, 2013; 14,214,398

Transitional Small Business Disclosure Format (check one):   Yes ☐ No ☑

1

INVISA, INC.

Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 INVISA, INC.

CONDENSED BALANCE SHEETS

	December 31, 2012	June 30, 2013
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,015	$1,620
Accounts receivable	5,756	1,955
Inventories	18,741	15,943
Prepaids and other assets	3,447	10,498
Total Current Assets	28,959	30,016

Total Assets	$28,959	$30,016

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable, trade	$64,161	$24,231
Accrued Interest	—	53,583
Due to stockholders and officers	20,260	20,260
Total Current Liabilities	84,421	98,074

Long-Term Debt	987,951	1,056,511

Total Liabilities	1,072,372	1,154,585

Stockholders’ Deficit:
Convertible Preferred Stock, 5,000,000 shares authorized ($100 par value):
Series A, 9,715 shares issued and outstanding	798,500	798,500
Series B, 2,702 shares issued and outstanding	270,160	270,160
Series C, 16,124 shares issued and outstanding	1,600,467	1,600,467
Common Stock, 95,000,000 shares authorized, $.001 par value, 14,214,398 shares issued and outstanding	14,214	14,214
Additional paid-in capital	32,519,717	32,567,717
Accumulated Deficit	(36,246,471)	(36,375,627)
Total Stockholders’ Deficit	(1,043,413)	(1,124,569)
Total Liabilities and Stockholders’ Deficit	$28,959	$30,016

See notes to condensed financial statements.

INVISA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013

Net Sales	$8,139	$4,115	$14,453	$10,058

Costs and other expenses:
Cost of goods sold	1,467	957	4,513	2,933
Selling, general and administrative expenses	51,232	41,191	140,673	126,305

(Loss) from operations	(44,560)	(38,033)	(130,733)	(119,180)

Other income (expense):
Interest (expense) and other, net	(25,000)	(27,350)	(52,384)	(53,583)
Gain on Debt extinguishment	—	—	—	43,607

(Loss) before income taxes	(69,560)	(65,383)	(183,117)	(129,156)

Income taxes	—	—	—	—

Net Loss	$(69,560)	$(65,383)	$(183,117)	$(129,156)

Net Loss per share applicable to Common Stockholders:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average Common Stock Shares Outstanding:
Basic and diluted	14,214,398	14,214,398	14,214,398	14,214,398

See notes to condensed financial statements.

4

INVISA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2013

Net cash (used in) operating activities	$(85,322)	$(67,955)
Net cash (used in) investing activities	—	—
Cash flows from financing activities:
Proceeds from Long-Term Debt	86,232	68,560
Net cash provided by financing activities	86,232	68,560
Net increase in cash	910	605
Cash at beginning of period	589	1,015
Cash at end of period	$1,499	$1,620

See notes to condensed financial statements.

INVISA, INC

Notes to Condensed Financial Statements

June 30, 2013

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 8.03 of Regulation SX. The December 31, 2012 balance sheet data was derived from audited financial statements, the accompanying financial statements do not include all of the information and notes required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of Invisa, Inc. for the year ended December 31, 2012. When used in these notes, the terms “Company”, “we,” “us” or “our” mean Invisa, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Note B – Operating Matters and Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ending June 30, 2013, the Company has had a net loss of $(129,156). See Note D – Long-Term Debt for substantial restructuring of the Company’s debt, including extension of the Company’s debt payment dates.

Note C – Due to Stockholders and Officers

Due to Stockholders and Officers at December 31, 2012 and June 30, 2013 is as follows:

Edmund C. King	$20,260

Note D – Long-Term Debt

The Company has six credit facilities with its Senior Lender totaling $1,056,511 under which $987,951 has been borrowed at June 30, 2013. The Senior Lender has also established a revolving line of credit to finance operations of the Company totaling $200,000 of which $68,560 is outstanding at June 30, 2013, and $131,440 is available to the Company. The terms of the credit facilities include due dates of June 30, 2015, with interest accruing at ten percent per annum and all of the Company’s assets being pledged as security. In addition, the credit facilities are secured by 31,413,333 shares of the Company’s common stock which is held in escrow.

At June 30, 2013, $53,583 in interest has been accrued on the credit facilities.

Note E – Stockholders’ Deficit

As of June 30, 2013, no stock options were outstanding, granted or exercised.

During the six months ended June 30, 2013, an officer contributed services with a fair value of $18,000 to the capital of the Company.

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

Note I – Gain on the Derecognition of Debt

During the period ended June 30, 2013, the Company wrote off $43,607 in debt as it determined that the period of enforceability of the debt had expired pursuant to the Florida statute of limitations.

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

We financed our operations in 2012 and 2013 through revenues derived from the sale of our SmartGate ® brand safety sensors and short-term and long-term debt financing. We are focusing our efforts on increasing our sales of our products and reducing operating costs, where possible. In December 2012, the Company’s Senior Lender agreed to extend the maturity date of the Senior Secured Promissory Notes and the related accrued interest until June 30, 2015, and put in place a line of credit which we believe is sufficient to finance our operations through December 31, 2013.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2013

Net Sales and Cost of Sales - During the six months ended June 30, 2012 and 2013; net sales totaled $14,453 and $10,058 respectively. In June of 2010 our sales and revenue began to decline. We believe the decline is associated with general economic and industry conditions and does not reflect a change in acceptance of our product. Cost of sales totaled $4,513 and $2,933, respectively, or 31% and 29% of related sales.

Selling, General and Administrative Expenses - During the six months ended June 30, 2012 and 2013, selling, general and administrative expenses totaled $140,673 and $126,305. The decrease in these expenses is attributable to a reduction in certain expenses related to being a public company not incurred in 2012.

 Interest Income (Expense) and other, Net - During the six months ended June 30, 2012 and 2013, net interest (expense) income totaled $(52,384) and $(53,583) and in 2013, the Company realized a $43,607 gain on derecognition of debt. The interest expense during both 2012 and 2013 relates primarily to financing costs and interest due our senior lender under lines of credit to the Company.

Net Income (Loss) - The Company’s net loss for these periods decreased from $(183,117) in 2012 to a loss of $(129,156) in 2013. This decrease in net loss resulted principally from decreased selling, general and administrative expenses and the gain from derecognition of debt.

Quarter Ended June 30, 2012 Compared to the Quarter Ended June 30, 2013

Net Sales – During the quarter ended June 30, 2012 and 2013, product sales totaled $8,139 and $4,115 respectively. Cost of sales totaled $1,467 or 18% in 2012 compared to 957 or 23% in 2013.

Selling, General and Administrative Expenses - During the second quarter of 2012 and 2013 selling, general and administrative expenses totaled $51,232 and $41,206, respectively. The decrease in these expenses is attributable to a reduction in certain expenses related to being a public company not incurred in 2013.

Interest (Expense) and other, Net - During second quarter of 2012 and 2013 interest (expense) and other totaled $(25,000), and $(27,350), respectively. The interest expense during both 2012 and 2013 relates primarily to financing costs and interest due our senior lender under lines of credit.

Net Income (Loss) - Net loss decreased from $(69,560) in 2012 to a net loss of $(65,385) in 2013. This decrease in net loss resulted principally from decreased selling, general and administrative expenses.

Plan of Development and Operations

We obtained funding of $86,232 during the six months in 2012 and $68,560 in the same period in 2013, which together with our cash from sales supported our operations. We have extended the maturity of our debt to June 30, 2015, and put in place a line of credit which we believe is sufficient to finance our operations through December 31, 2013 (See Note D- Long-Term Debt to the accompanying condensed financial statements) and will explore other business opportunities such as licensing and business combinations as they may arise.

Liquidity and Capital Resources

At June 30, 2013, we had a cash and cash equivalents totaling $1,620.

The Company has six credit facilities with its Senior Lender totaling $1,056,511 under which $987,951 has been borrowed at June 30, 2013. The Senior Lender has also established a revolving line of credit to finance operations of the Company totaling $200,000 of which $68,560 is outstanding at June 30, 2013, and $131,440 is available to the Company. The terms of the credit facilities include due dates of June 30, 2015, with interest accruing at ten percent per annum and all of the Company’s assets being pledged as security. In addition, the credit facilities are secured by 31,413,333 shares of the Company’s common stock which is held in escrow.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013 and concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

INVISA, INC.

Dated: July 29, 2013	By:	/s/ Edmund C. King
Edmund C. King Chief Executive Officer

Dated: July 29, 2013	By:	/s/ Edmund C. King
Edmund C. King Chief Financial Officer

