Form 10-Q
period 2013-09-30
INVISA INC
filed 2013-11-14
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  November 14, 2013; 14,214,398

Transitional Small Business Disclosure Format (check one):   Yes ☐ No ☑

INVISA, INC.

Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 INVISA, INC.

CONDENSED BALANCE SHEETS

	December 31, 2012	September 30, 2013
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,015	$626
Accounts receivable	5,756	2,458
Inventories	18,741	15,456
Prepaids and other assets	3,447	9,714
Total Current Assets	28,959	28,254

Total Assets	$28,959	$28,254

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable, trade	$64,161	$23,847
Accrued Interest	—	82,056
Due to stockholders and officers	20,260	20,260
Total Current Liabilities	84,421	126,163

Long-Term Debt	987,951	1,080,331

Total Liabilities	1,072,372	1,206,494

Stockholders’ Deficit:
Convertible Preferred Stock, 5,000,000 shares authorized ($100 par value):
Series A, 9,715 shares issued and outstanding	798,500	798,500
Series B, 2,702 shares issued and outstanding	270,160	270,160
Series C, 16,124 shares issued and outstanding	1,600,467	1,600,467
Common Stock, 95,000,000 shares authorized, $.001 par value, 14,214,398 shares issued and outstanding	14,214	14,214
Additional paid-in capital	32,519,717	32,576,717
Accumulated Deficit	(36,246,471)	(36,438,298)
Total Stockholders’ Deficit	(1,043,413)	(1,178,240)
Total Liabilities and Stockholders’ Deficit	$28,959	$28,254

See notes to condensed financial statements.

INVISA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013

Net Sales	$7,017	$8,962	$21,470	$19,020

Costs and other expenses:
Cost of goods sold	3,715	4,168	8,228	7,101
Selling, general and administrative expenses	51,733	42,438	192,406	168,743

(Loss) from operations	(48,431)	(37,644)	(179,164)	(156,824)

Other income (expense):
Interest (expense) and other, net	5,808	(26,464)	(46,576)	(80,047)
Gain on Debt extinguishment	8,937	1,437	8,937	45,044

(Loss) before income taxes	(33,686)	(62,671)	(216,803)	(191,827)

Income taxes	—	—	—	—

Net Loss	$(33,686)	$(62,671)	$(216,803)	$(191,827)

Net Loss per share applicable to Common Stockholders:
Basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted average Common Stock Shares Outstanding:
Basic and diluted	14,214,398	14,214,398	14,214,398	14,214,398

See notes to condensed financial statements.

INVISA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2013

Net cash (used in) operating activities	$(143,919)	$(92,769)
Net cash (used in) investing activities	—	—
Cash flows from financing activities:
Proceeds from Long-Term Debt	144,052	92,380
Net cash provided by financing activities	144,052	92,380
Net increase (decrease) in cash	133	(389)
Cash at beginning of period	589	1,015
Cash at end of period	$722	$626

See notes to condensed financial statements.

INVISA, INC

Notes to Condensed Financial Statements

September 30, 2013

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 8.03 of Regulation SX. The December 31, 2012 balance sheet data was derived from audited financial statements, the accompanying financial statements do not include all of the information and notes required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of Invisa, Inc. for the year ended December 31, 2012. When used in these notes, the terms “Company”, “we,” “us” or “our” mean Invisa, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Note B – Operating Matters and Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ending September 30, 2013, the Company has had a net loss of $(191,827). See Note D – Long-Term Debt for substantial restructuring of the Company’s debt, including extension of the Company’s debt payment dates.

Note C – Due to Stockholders and Officers

Due to Stockholders and Officers at December 31, 2012 and September 30, 2013 is as follows:

Edmund C. King	$20,260

Note D – Long-Term Debt

The Company has six credit facilities with its Senior Lender totaling $1,056,511 under which $987,951 has been borrowed at September 30, 2013. The Senior Lender has also established a revolving line of credit to finance operations of the Company totaling $200,000 of which $92,380 is outstanding at September 30, 2013, and $107,620 is available to the Company. The terms of the credit facilities include due dates of June 30, 2015, with interest accruing at ten percent per annum and all of the Company’s assets being pledged as security. In addition, the credit facilities are secured by 31,413,333 shares of the Company’s common stock which is held in escrow.

At September 30, 2013, $82,056 in interest has been accrued on the credit facilities.

Note E – Stockholders’ Deficit

As of September 30, 2013, no stock options were outstanding, granted or exercised.

During the nine months ended September 30, 2013, an officer contributed services with a fair value of $27,000 to the capital of the Company.

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

Note I – Gain on the Derecognition of Debt

During the period ended September 30, 2013, the Company wrote off $45,044 in debt as it determined that the period of enforceability of the debt had expired pursuant to the Florida statute of limitations.

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

Nine months Ended September 30, 2012 Compared to the Nine months Ended September 30, 2013

Net Sales and Cost of Sales - During the nine months ended September 30, 2012 and 2013; net sales totaled $21,470 and $19,020 respectively. In June of 2010 our sales and revenue began to decline. We believe the decline is associated with general economic and industry conditions and does not reflect a change in acceptance of our product. Cost of sales totaled $8,228 and $7,101, respectively, or 39% and 37% of related sales.

Selling, General and Administrative Expenses - During the nine months ended September 30, 2012 and 2013, selling, general and administrative expenses totaled $192,406 and $168,743 The decrease in these expenses is attributable to a reduction in certain consulting fees and product tooling fees not incurred in 2013.

Interest Expense and other, Net - During the nine months ended September 30, 2012 and 2013, net interest expense totaled $46,576 and $80,047 . The interest expense relates primarily to financing costs and interest due our senior lender under lines of credit to the Company.

The Company realized a $45,044 gain on de recognition of debt during the nine months ended September 30, 2013, related to the expiration of the statute of limitations expiring on the enforceability of these debts.

Net Income (Loss) - The Company’s net loss for these periods decreased from $(216,803) in 2012 to a loss of $(191,827) in 2013.

Quarter Ended September 30, 2012 Compared to the Quarter Ended September 30, 2013

Net Sales – During the quarter ended September 30, 2012 and 2013, product sales totaled $7,017 and $8,962 respectively. Cost of sales totaled $3,715 or 53% in 2012 compared to $4,168 or 47% in 2013.

Selling, General and Administrative Expenses - During the third quarter of 2012 and 2013 selling, general and administrative expenses totaled $51,733 and $42,438, respectively. The decrease in these expenses is attributable to a reduction in certain consulting fees and product tooling fees not incurred in 2013.

Interest Expense and other, Net - During third quarter of 2012 and 2013 interest expense totaled $(5,808), and $26,464. The interest expense during both 2012 and 2013 relates primarily to financing costs and interest due our senior lender under lines of credit. The credit in 2012 relates to an adjustment for year to date interest at September 30, 2012.

The Company realized a $1,437 gain on derecognition of debt during the quarter ended September 30, 2013, related to the expiration of the statute of limitations expiring on the enforceability of these debts.

Net Income (Loss) - Net loss increased from $(33,686) in 2012 to a net loss of $(62,671) in 2013.

Plan of Development and Operations

We obtained funding of $144,052 during the nine months in 2012 and $92,380 in the same period in 2013, which together with our cash from sales supported our operations. We have extended the maturity of our debt to June 30, 2015, and put in place a line of credit which we believe is sufficient to finance our operations through December 31, 2013 (See Note D- Long-Term Debt to the accompanying condensed financial statements) and will explore other business opportunities such as licensing and business combinations as they may arise.

Liquidity and Capital Resources

At September 30, 2013, we had a cash and cash equivalents totaling $626.

The Company has six credit facilities with its Senior Lender totaling $1,056,511 under which $987,951 has been borrowed at September 30, 2013. The Senior Lender has also established a revolving line of credit to finance operations of the Company totaling $200,000 of which $92,380 is outstanding at September 30, 2013, and $107,620 is available to the Company. The terms of the credit facilities include due dates of June 30, 2015, with interest accruing at ten percent per annum and all of the Company’s assets being pledged as security. In addition, the credit facilities are secured by 31,413,333 shares of the Company’s common stock which is held in escrow.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013 and concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

INVISA, INC.

Dated: November 14, 2013	By:	/s/ Edmund C. King
Edmund C. King Chief Executive Officer

Dated: November 14, 2013	By:	/s/ Edmund C. King
Edmund C. King Chief Financial Officer

