Form 10-K
period 2013-12-31
INVISA INC
filed 2014-01-15
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the fiscal year ended: December 31, 2013

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the transition period from:

000-50081

(Commission File Number)

Invisa, Inc.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

65-1005398

(I.R.S. employer identification number)

1800 2nd Street Suite 965

Sarasota, Florida 34236

(Address of principal executive offices)

(941) 870-3950

(Registrant’s telephone number)

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

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3,660,235.

On January 15, 2014, 14,214,398 shares of Invisa Common Stock, $0.001 par value, were outstanding.

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

Invisa, Inc. is a Nevada corporation that manufactures and sells a line of SmartGate® brand safety sensors used in or with parking gates to protect life and property. Parking gates are motorized barriers used to control the flow of vehicular traffic in areas such as parking facilities, vehicle storage facilities, tollbooths, and metered entry points for highways. Our SmartGate sensors are based on presence sensing technology that we call InvisaShield. While we believe that our InvisaShield technology may have additional applications for safety products, to date substantially all of our revenue has been derived from the sale of SmartGate sensors used in parking gates.

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

Our offices are located at 1800 2nd Street, Suite 965, Sarasota, FL 34236, telephone (941) 870-3950.

Our SmartGate™ Product

Many products use presence-sensing technology; however, we believe that our InvisaShield technology is particularly suited to safety sensors for use in the parking gate market. In 2012 and 2013, all of our revenues were derived from the sale of SmartGate safety sensors used with powered parking gates. These gates typically have a power-operated barrier arm made of metal, wood or PVC. This arm moves vertically between an open and a closed position. Our device places an invisible presence-sensing field around the potentially dangerous barrier arm to detect people and vehicles in its path. Our device signals the powered gate to trigger a predetermined response, such as stopping and reversing the barrier arm. The retail price for our SmartGate™ sensors allow us to realize an acceptable gross profit margin, however, we continue to look for ways to decrease our cost of goods and increase our distribution to improve our profit margins.

Marketing and Sales

We sell our safety products to manufacturers, dealers and end-users. As part of our current sales efforts, we have attended trade shows and have continued our relationships with our customer list which comprises manufacturers, dealers and end users. We also receive unsolicited orders either by telephone, fax or internet. In addition, we have sought relationships with architectural engineering firms and municipalities that are implementing projects requiring parking barrier gates, such as municipal parking lots and airport reconstruction. Although we do not maintain a full-time sales force, we do engage outside sales consultants.

In 2013, Electro Automation, Ltd. was our largest customer comprising 27% of our sales. In 2012, Ultimate Systems Solutions, LLC was our largest customer comprising 24% of our sales.

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

We have, in the past, sought to develop additional products based on our InvisaShield technology. We have developed pre-production prototypes of safety products for various power doors such as slide-gates, commercial overhead doors, powered industrial doors (which are used in commercial, manufacturing and industrial facilities) and residential garage doors and pre-production prototypes of security products various applications in museums, retail and industrial. We have indefinitely delayed such development projects.

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

Trademarks - We have a trademark on the trade name “SmartGate” which we use in our safety products category. We have filed trademark applications for the following: “Invisa”, “InvisaShield” and the tagline “Safe. Secure. No Question.” We believe that our patent and trademark position will be useful in our efforts to protect our perceived competitive advantages.

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

Warranty

Our safety products are sold with a 90-day limited warranty against manufactures parts and defects. We have had no significant claims expensed under the warranty in 2012 or 2013.

Employees

We have no full time employees. Our Chief Executive Officer, who is also our Chief Financial Officer, serves in both capacities on a part-time consulting basis. We support our operations by using consultants and third party contract piece workers as required.

Research and Development

We are not conducting any research and development with respect to our technology at this time. Therefore, during the years ended December 31, 2012 and 2013 we incurred no research and development expenses.

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

We continue to incur losses.

In the year ended December 31, 2013, we sustained a net loss of $357,855. Absent a dramatic increase in our market share or demand for our products, future losses are expected to continue. Accordingly, we will experience significant liquidity and cash flow problems if we are not successful in increasing our sales and lowering costs. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Our ability to generate revenue and achieve profitability depends upon our ability to manufacture and sell our products in sufficient volume to cover our fixed and variable costs of operations.

We will need to continue financing our operations through third party sources or we may be unable to fund our operations, promote our products or develop our technology.

In recent years, our operations have relied almost entirely on external financing to fund our operations and in 2013 sales revenues satisfied approximately only 17% of our costs and expenses. During 2012 and 2013, we funded our operations with funds borrowed under short-term and long-term notes which, for the most part, were secured with the Company’s assets. We anticipate, based on our current proposed plans and assumptions relating to our operations, that the line of credit established by our Senior Lender will provide adequate funding to continue to operate our business through December 31, 2014. Unless our sales increase significantly, we will need to raise additional capital to fund our operating expenses beyond December 31, 2014. We cannot assure you that financing, whether from external sources or related parties, will be available if needed or on favorable terms beyond December 31, 2014. If additional financing is not available when required or is not available on acceptable terms, we may be unable to support our secured debt, fund our operations and planned growth, take advantage of business opportunities or respond to competitive market pressures, any of which could have a material adverse effect on our long-term business plan.

Our financing requirements could result in dilution to existing stockholders.

Additional financings could dilute the ownership interests of our stockholders. Further, we may not be able to secure such additional financing on terms acceptable to us, if at all. We have the authority to issue additional shares of common stock, as well as additional classes or series of ownership interests or debt obligations that may be convertible into any one or more classes or series of ownership interests. We are authorized to issue 95,000,000 shares of common stock and 5,000,000 shares of preferred stock. Such securities may be issued without the approval or other consent of our stockholders.

Our revenues have been declining.

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

There are a number of well-established companies that are well known in the security and life-safety markets. Such companies include Honeywell, Tyco, General Electric, Bosch, Siemens and others. Accordingly, we are subject to the difficult challenge of introducing and commercializing our new technology and products in a strong competitive environment. Additionally, our technology and products based thereon will have to compete with other technologies such as passive infrared and various types of motion detection that are well known and well accepted.

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

In February, 2012, we entered into a new lease agreement for our operations to rent approximately 2,000 square feet of office space located at 1800 2nd Street in Sarasota, Florida. Our monthly base rental is $642. We rent the facilities pursuant to a lease which expires on February 28, 2014.

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

As of December 31, 2013 there were 396 stockholders of record of Invisa Common Stock.

Quarter	High Bid	Low Bid

First Quarter 2012	$0.15	$0.15
Second Quarter 2012	$0.15	$0.15
Third Quarter 2012	$0.18	$0.18
Fourth Quarter 2012	$0.27	$0.27
First Quarter 2013	$0.30	$0.30
Second Quarter 2013	$0.30	$0.30
Third Quarter 2013	$0.42	$0.42
Fourth Quarter 2013	$0.70	$0.70

On January 14, 2014, the closing bid and closing ask prices for shares of our Common Stock in the over-the-counter market, as reported by NASD.OTC.BB was $0.72 per share.

We believe that there are presently approximately eight (8) market makers for our Common Stock. When stock is traded in the public market, characteristics of depth, liquidity and orderliness of the market may depend upon the existence of market makers as well as the presence of willing buyers and sellers. We do not know if these or other market makers will continue to make a market in our Common Stock. Further, the trading volume in our Common Stock has historically been both sporadic and light.

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

Transfer Agent

The Transfer Agent for the Common Stock of the Company is Continental Stock Transfer and Trust Company 17 Battery Place, New York, NY 10004.

Recent Sales of Unregistered Securities

In February 2013, 155,000 common shares were granted to a consultant for services. These shares were valued at $0.22 per share (the market price on the date of the grant) and the Company charged $34,100 to operations.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this filing. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements. The cautionary statements made herein should be read as being applicable to all related forward-looking statements in this Annual Report on Form 10-K.

Background of our Company

We manufacture and sell sensors using the Company’s patented InvisaShield™ presence-sensing technology in the safety market. We market our line of safety sensors under the name of SmartGate® brand safety sensors used in or with parking barrier gates to protect life and property. All of our sales revenues are derived from the sale of our SmartGate safety sensors.

We financed our operations in 2012 and 2013 through revenues derived from the sale of our SmartGate® brand safety sensors and short-term and long-term debt financing. We are focusing our efforts on increasing our sales of our products and reducing operating costs, where possible. In December 2012 the company’s Senior Lender agreed to extend the maturity date of the Senior Secured Promissory Notes and the related accrued interest until March 31, 2015, and put in place a line of credit which we believe is sufficient to finance our operations through December 31, 2014. (See Note G - to the accompanying financial statements.)

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2013

Net Sales - During the years ended December 31, 2012 and 2013, product sales totaled $37,956 and $26,819 respectively. We had a gross profit of $17,222 for the year ended December 31, 2012 and gross profit of $15,508 for the year ended December 31, 2013. Gross margin was 45 percent during 2012 and 58 percent during 2013. We attributed the decrease in our sales in 2013 to reductions in sales to significant customers.

Selling, General and Administrative Expenses - During the years 2012 and 2013, selling, general and administrative expenses totaled $237,185 and $307,617, respectively. The increase is attributable principally to Directors and Officers stock awards.

Interest (expense) and other, Net - The interest expense during 2012 of $67,550 and during 2013 of $111,090 relates primarily to financing costs and interest due to certain stockholders under lines of credit to the Company. During 2012 and 2013, the Company wrote off certain debts resulting in the extinguishment gain of $30,147 and $45,044, respectively. (See Note H to the accompanying Financial Statements.)

Net (Loss) and Net (Loss) Per Share applicable to Common Stockholders - The Company’s net income (loss) applicable to Common Stockholders and net income (loss) per share applicable to Common Stockholders increased from a net loss of $257,366 and $(0.02) in 2012 to a net loss of $357,855 and ($0.03) in 2013.

Liquidity and Capital Resources

At December 31, 2013, we had cash and cash equivalents totaling $1,253.

We obtained funding of $170,353, in the form of short-term and long-term debt financing in 2012, and an additional $125,019 in 2013, which together with our cash from sales supported our operations. We have extended the maturity of our short-term debt to March 31, 2015, and have in place a line of credit which we believe is sufficient to finance our operations through December 31, 2014. (See Note G – to accompanying financial statements). In addition, we will explore other business opportunities such as licensing and business combinations as they may arise.

The Company has credit facilities with its Senior Lender totaling $1,235,428 under which $1,224,060 (including accrued interest) has been borrowed at December 31, 2013. The Senior Lender has also established a revolving line of credit to finance operations of the Company totaling $200,000 at December 31, 2013 which is available to the Company. Terms of the Lines of Credit include a due date of March 31, 2015 with interest accruing at ten percent per annum and all of the Company’s assets being pledged as security. (See Note G – to accompanying financial statements.)

The Company had negative working capital at December 31, 2013, totaling $14,209 including $1,253 in cash and cash equivalents. To finance planned operations through at least the next 12 months, we will rely upon our sales revenues and the $200,000 line of credit established by our Senior Lender. We believe that the line of credit facility and our sales revenue will be sufficient to finance our operations through December 31, 2014. However, we will continue to explore other avenues of financing, such as licensing of our product and/or our technology and potential strategic or business relationships or combinations, and to a lesser degree private equity and debt financing.

While we are confident that the current funding and sales revenue available to us will be sufficient to finance our operations through December 31, 2014, it is important to note that additional funding, if needed, may not be available when required or it may not be available on acceptable terms. Should we require additional funding, we may need to reduce or refocus our operations or obtain funds through arrangements that would be less attractive to us or which may require us to relinquish rights to certain or potential markets, either of which could have a material adverse effect on our business, financial condition and results of operations.

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

Revenue recognition

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013 and concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework published in 1992. Based on this assessment, and on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2013, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The directors, executive officers, and significant employees of the Company at December 31, 2013 are as follows:

Name	Positions and Offices Presently Held with the Company

Edmund C. King	Director, Chief Executive Officer, Chief Financial Officer, Treasurer
Gregory J. Newell	Director
John E. Scates	Director

EDMUND C. KING has served as our Chief Financial Officer and Director since February 9, 2000. In 2007, Mr. King also began serving as our Chief Executive Officer. Until October 1, 1991, Mr. King was a partner in Ernst & Young, an international accounting and consulting firm. While at Ernst & Young, Mr. King was that firm’s Southern California senior healthcare partner and prior to that directed the Southern California healthcare practice for Arthur Young & Company, one of the predecessor firms of Ernst & Young. During his 30 years with Ernst & Young, Mr. King counseled clients in structuring acquisitions and divestitures; advised on the development of strategic plans; directed the preparation of feasibility studies; assisted with operational and financial restructuring; directed and supervised audits of client financial statements; and provided expert witness testimony and technical SEC consultation. Commencing in 1999, Mr. King became a financial consultant to SmartGate, L.C. that we acquired in February 2000. From January 1992, Mr. King has been a general partner of Trouver, an investment and financial consulting partnership. Mr. King is also a member of the Board of Directors of LTC Properties, Inc., an NYSE listed real estate investment trust. Mr. King is a graduate of Brigham Young University, having served on the National Advisory Council of that school’s Marriott School of Management, and has completed a Harvard University management course sponsored by Ernst & Young. Mr. King also has served as Chairman of the HFMA’s Long-Term Care Committee (Los Angeles Chapter) and is a past member of the National Association of Corporate Directors. He holds a CPA certificate (inactive) in the state of California.

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

Ambassador Newell was nominated to serve our Board of Directors at a time when the Company was attempting to expand its market presence. His background includes an emphasis on marketing activities in government as well as private industry. As a result, he provides not only knowledge of product and service marketing but also brings business insight into the governmental regulatory environment.

JOHN E. SCATES, a garage door industry engineer and consultant, was appointed to the Company’s Board of Directors on June 27, 2002. From June 1997 to the present, Mr. Scates has been President and Owner of Scates, Inc., a product design and failure analysis consultancy in Carrollton, Texas. From May 1993 to May 1997, Mr. Scates served as Manager of Research and Development for Windsor Door, Little Rock, Arkansas. From February 1985 to May 1993, Mr. Scates served as Manager of Structures at Overhead Door R & D engineering, Dallas, Texas. Mr. Scates earned a BS Degree in Mechanical Engineering, Summa Cum Laude from Texas A & M University in 1979. Mr. Scates is licensed as a Professional Engineer in Texas, Florida and North Carolina.

Mr. Scates was nominated to serve on our Board of Directors at such time when we were seeking to expand our product offerings. He is knowledgeable of the powered gate industry and brings experience in research and manufacturing.

Significant Employees

At December 31, 2013 we had no full time employees. Our Chief Financial Officer, who also serves as our Chief Executive Officer, is employed on a part-time consulting basis. We support operations by using consultants and contract piece workers as required.

Compensation Committee and Compensation of Directors

Messrs. Newell and Scates serve on the Compensation Committee, which determines the compensation amounts to be paid to our directors, officers and employees.

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

The Audit Committee discussed with our independent auditors the overall scope and plans for their audit. The Committee meets with the independent auditors, with and without management present, to discuss the results of their examination, and the overall quality of our financial reporting. The Audit Committee held four telephonic meetings during 2013.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to our Board of Directors, and the Board approved, that the audited financial statements be included in our Annual Report on Form 10-K for the 2013 fiscal year for filing with the Securities and Exchange Commission. The Audit Committee and the Board of Directors have also recommended the selection of our independent auditors.

THE AUDIT COMMITTEE

Gregory J. Newell, Chairman
John E. Scates

Board Meetings and Independence

During the year ended December 31, 2013, the Board of Directors of the Company held seven telephonic meetings. Each director attended at least 75% of the aggregate of (1) the total number of meetings of the Board (held during the period for which he has been a director) and (2) the total number of meetings held by all committees of the Board on which he served (during the periods that he served).

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

Director Compensation

We do not have a formal plan for compensating our directors. During the 2012 fiscal year each of our Directors were granted 35,000 shares of the Company’s common stock for their services in 2012. Mr. King received no salary and no other cash compensation for fiscal years 2012 and 2013. (See Note J to the accompanying Financial Statements.)

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

Compensation Discussion & Analysis

Overview

This Compensation Discussion and Analysis is intended to describe the material factors underlying the compensation policies and decisions of the Company with regard to compensation paid to our executive officers in 2012 and 2013. The Compensation Committee oversees the Company’s executive compensation in accordance with its Charter and recommends to the Board of Directors compensation for the named executive officers. The Compensation Committee receives input and recommendations when requested from our executive officers.

Mr. Edmund King, our CEO and CFO, does not have a written employment agreement and works on a part-time basis for the Company. Mr. King received no salary or other cash compensation during fiscal 2012 or 2013; however the Company charged $36,000 to operations for the value of his services in each of these years. Ms. Henson (appointed as an Officer in 2011) received cash consulting fees of $49,500 in 2013. In addition, Ms. Henson received Common stock grants totaling 35,000 shares for service in 2012.

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

Base Salaries

Mr. King did not receive any base salary in fiscal 2012 or 2013; however, an amount of $36,000 has been charged to operations and credited to additional paid in capital in each of these years.

Option Grants

No Options were granted in fiscal years 2012 or 2013.

Perquisites

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

Change in Control Severance Policy

None.

REPORT OF COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and discussed it with the Company’s management. Based on the Compensation Committee’s review and discussions with management, the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for fiscal 2013.

THE COMPENSATION COMMITTEE

John E. Scates, Chairman

Gregory J. Newell

DIRECTOR COMPENSATION

FOR THE THREE YEARS ENDED DECEMBER 31, 2013

Name	Fiscal Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Edmund C. King	2011	—	9,975	—	—	—	—	9,975
	2012	—	7,778	—	—	—	—	7,778
	2013	—	24,500	—	—	—	—	24,500

Greg Newell	2011	—	9,975	—	—	—	—	9,975
	2012	—	7,778	—	—	—	—	7,778
	2013	—	24,500	—	—	—	—	24,500

John Scates	2011	—	9,975	—	—	—	—	9,975
	2012	—	7,778	—	—	—	—	7,778
	2013	—	24,500	—	—	—	—	24,500

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

We, from time to time, grant to our directors, executive officers and employees options to purchase our common stock under the Plans. As of December 31, 2013, Invisa had no options to purchase shares of common stock outstanding or exercisable.

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

The following table sets forth the beneficial ownership of shares of our common stock as of December 31, 2013for:

•	each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;
•	each of our directors;
•	each named executive officer; and
•	all of our directors and executive officers as a group.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of December 31, 2013 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person.

Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner (1)	Reporting Status	Aggregate Number of Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned

Centurian Investors, Inc.	5% Stockholder	6,818,182	32.2%
Samuel S. Duffey	5% Stockholder	1,015,949	6.6%
Edmund C. King	CEO, CFO, Director	330,359	2.24%
Gregory J. Newell	Director	155,713	1.07%
John E. Scates	Director	155,713	1.07%
Elizabeth A. Henson	VP of Operations	90,000	0.62%
All officers and directors as a group		731,785	4.85%

______________

(1)	Unless otherwise provided herein all addresses are c/o Invisa, Inc., 1800 2nd Street, Suite 965 Sarasota, FL 34236.
(2)	The percentage calculations are based on 14,354,398 shares that were outstanding as of December 31, 2013 plus the respective beneficial shares owned by each stockholder. This number includes 140,000 shares granted to Directors and Officers in February of 2013; however these shares have not yet been issued but are considered beneficially owned as of December 31, 2013. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of December 31, 2013 are deemed outstanding for computing the number, and the percentages of outstanding shares beneficially owned by the person holding such options, but are not deemed outstanding for computing the percentage beneficially owned by any other person.
(3)	Includes 905,734 shares held in the name of Friday Harbour and 110,215 in Mr. Duffey’s name.
(4)	Includes 330,359 shares held in Mr. King’s name, and 1,000 shares held in the name of the King Family Trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the compensation discussed herein, we had no items to disclose hereunder for 2013 except Mr. King had loaned $20,124 to the Company during 2007 and an additional $136 in 2008 aggregating $20,260. The loans were not secured and are interest free; they remain outstanding and unpaid at December 31, 2013 and on the date hereof.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During 2012 and 2013, annual fees approved for the year-end audit and interim reviews aggregated approximately $25,000 per year. In addition, during 2012 and 2013 tax-related fees approved for compliance aggregated, approximately, $2,750 and $2,500 respectively.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services, provided by Kingery & Crouse, PA in 2012 and 2013. Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or its designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the year at each such meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this annual report on Form 10-K:

Exhibit No.	Description

2.1 1	Agreement of Merger and Plan of Reorganization dated 2/25/02 by and among SmartGate Inc., SmartGate/RadioMetrix Acquisition Corp. and Radio Metrix Inc., Letter of Clarification, and Amendment dated as of April 24, 2003
10.1 1	Quarterly Revenue Based Payment Agreement by and among the Company and Stephen A. Michael, Spencer Charles Duffey Irrevocable Trust u/a/ d July 29, 1998, Elizabeth Rosemary Duffey Irrevocable Trust u/a/d July 29, 1998, Robert T. Roth, William W. Dolan dated as of February 25, 2002; and Amendment dated as of April 24, 2003
10.2 1	Promissory Note, Security Agreement, and Escrow Agreement - Re: Daimler Capital Partners, Ltd. - loan and stock options; Stock Option Agreement with Daimler Capital Partners, Ltd. - October 28, 2002; Stock Option Agreement with Daimler Capital Partners, Ltd. - February 28, 2003
10.3 1	Form of Plan 2003 Option Agreement with Joseph F. Movizzo - May 13, 2003 (including form of Letter of Investment Intent)
10.4 1	Consulting Agreement - March 2003 between Crescent Fund, Inc. and the Company
10.5 1	Agreement dated as of April 24, 2003 between Alan A. Feldman and the Company
10.6 1	Financing Agreement dated as of May 9, 2003 between BarBell Group, Inc. and the Company
10.7 1	Series 2003A 7% Convertible Note Due June 9, 2004, dated May 9, 2003 from the Company to BarBell Group, Inc.
10.8 1	Investment Agreement dated as of May 9, 2003 between BarBell Group, Inc. and the Company
10.9 1	Warrant to Purchase Shares of Common Stock dated as of May 9, 2003, issued by the Company to BarBell Group, Inc.
10.10 1	Registration Rights Agreement dated as of May 9, 2003 between the Company and BarBell Group, Inc.
10.11 1	Broker-Dealer Placement Agent Selling Agreement - May 2003 between Capstone Partners LC and the Company
10.12 2	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 between Capstone Partners LC and the Company
10.13 2	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 executed by Nautilus Technologies, Ltd. - subscribing for 125,000 Units
10.14 2	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 executed by GM Capital Partners, Ltd. - subscribing for nit
10.15 2	Amended and Restated Regulation S Subscription Agreement - July 22, 2003 executed by Kallur Enterprises, Ltd. - subscribing for 50,000 Units
10.16 2	Publicity Agreement - July 2003 between Capital Financial Media, Inc. and the Company
10.17 2	Consulting Agreement - July 2003 between National Financial Communications Corp. and the Company
10.18 2	Agreement - July 2003 between Brooks Houghton & Company, Inc. and the Company
10.19 2	Non-Exclusive Financial Advisor Agreement - July 2003 between Source Capital Group, Inc. and the Company
10.20 2	Consulting Agreement - July 2003 between Patrick W.H. Garrard d/b/a The Garrard Group of West Redding, CT and the Company
10.21 2	Investment Agreement Modification I dated as of July 21, 2003 by and among Invisa, Inc. and BarBell Group, Inc.
10.22 2	Joint Development Agreement - July 2003 between Dominator International Ltd. And SmartGate, L.C.

Exhibit No.	Description

10.23 3	Engagement Agreement dated September 9, 2003 between G.M. Capital Partners, Ltd and Invisa, Inc.
10.24 4	Employment Agreement dated November 6, 2003 between Herb Lustig and Invisa, Inc.
10.25 4	Severance Agreement dated November 13, 2003 between Samuel S. Duffey and Invisa, Inc.
10.26 4	Agreement dated November 13, 2003 between Invisa, Inc. and the Duffey related shareholders
10.27 5	SDR Metro Inc. letter extension agreement
10.28 5	SDR Metro Inc. confirmation letter agreement
10.29 5	Severance Agreement dated January 26, 2004 between Stephen A. Michael and Invisa, Inc.
10.30 5	Consulting Agreement dated January 26, 2004 between Stephen A. Michael and Invisa, Inc.
10.31 5	Severance Agreement dated December 31, 2003 between William W. Dolan and Invisa, Inc.
10.32 5	Agreement dated February 11, 2004 between The Video Agency, Inc. and Invisa, Inc.
10.33 5	Employment Agreement dated March 2004 between Charles Yanak and Invisa, Inc.
10.34 5	2003-A Employee, Director, Consultant and Advisor Stock Compensation Plan.
10.35 5	First Amendment to Invisa, Inc., 2003 Incentive Plan Date As of November 6, 2003
10.36 5	Stock Option Agreement for Herb M. Lustig dated November 6, 2003
10.37 6	Subscription Agreement for issuance of 22,000 shares of Series A Convertible Preferred Stock and Common Stock Warrants
10.38 6	Registration Rights Agreement
10.39 6	Warrants to Purchase Common Stock (Mercator Momentum Fund, LP, Mercator Advisory Group, LLC, and Monarch Pointe Fund, Ltd.)
10.40 6	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock.
10.41 7	Marketing Agreement between Aurelius Consulting Group and Invisa, Inc.
10.42 7	Lease Agreement among HAR-WAL ASSOCIATES, INC. and WR-I ASSOCIATES, LTD. and Invisa, Inc. dated September dated September 23, 2004
10.43 10	Business consulting agreement
10.44 10	Opinion of counsel regarding legality of Common Stock
10.45 5	Consent of Aidman, Piser and Company, PA
10.46 10	Consent of Legal Counsel
10.47 1	Power of Attorney relating to subsequent amendments
10.48 8	Promissory note agreements dated October 10, 2006 by and between Invisa, Inc. and M.A.G. Capital, LLC; Mercator Momentum Fund III, LP and Monarch Pointe Fund, Ltd. Borrowing Certificates and Forms of Assignments
10.49 8	Warrant Agreement dated October 10, 2006 by and between Invisa, Inc. and Ocean Park Advisors, LLP
10.50 8	UCC Financing Statements
10.51 8	Schedule of Advances: Permitted Payments
10.52 9	Business Consulting Agreement dated August 14, 2006 between Invisa, Inc. and John Anderson
10.53 13	Carl A. Parks Employment agreement
10.54 12	Forbearance and Modification agreement dated July 27, 2007
10.55 12	Promissory Note dated July 25, 2007
10.56 11	Promissory Note dated March 6, 2007
10.57 12	Forbearance and Modification Agreement
10.58 14	Audit Committee Charter
10.59 14	Senior Secured Promissory Note date March 28, 2008
10.60 14	Forbearance and Modification Agreement dated March 28, 2008

Exhibit No.	Description

10.61 14	Extension of Promissory Note dated April 11, 2008
10.62 15	Senior Secured Promissory Note dated July 1, 2008
10.63 15	Forbearance and Modification Agreement dated June 1, 2008
10.64 16	Note and Share Exchange Agreement dated July 31, 2008
10.65 16	Certificate of Designations of Preferences and Rights dated December 22, 2008.
10.66 17	Senior Secured Promissory Note dated March 24, 2010.
10.66 18	Articles of amendment to the articles of incorporation of Invisa, Inc.
10.67 17	Senior Secured Promissory Note (Line of Credit) dated March 24, 2010.
10.68 17	Note Extension Agreement dated March 24, 2010.
10.69 17	Note Extension Agreement dated March 24, 2010.
10.70 17	Note Extension Agreement dated March 24, 2010.
10.71 17	Note Extension Agreement dated March 24, 2010.
10.72 17	Note Extension Agreement dated March 24, 2010.
10.73 17	Terms of Exchange dated January 11, 2010.
10.74 17	Amended and Restated Certificate of Designations of Preferences and Rights of Series B of Convertible Preferred Stock of Invisa, Inc. dated January 11, 2010.
10.75 17	Letter Term Sheet and Consent Documents dated January 11, 2010.
10.76 17	Share Exchange Agreement dated January 11, 2010.
10.77 17	Property Lease dated February 8, 2010.
10.78 18	John F Zappala Consulting Agreement dated April 18, 2011
10.79 19	John F Zappala Consulting Agreement dated April 18, 2011
10.80 20	Press Release announcing appointment of John F Zappala as of April 18, 2011
10.81 21	Note Extension Agreement (note 4) dated December 31, 2011
10.82 21	Note Extension Agreement (note 5) dated December 31, 2011
10.83 21	Note Extension Agreement (note 6) dated December 31, 2011
10.84 21	Note Extension Agreement (note 7) dated December 31, 2011
10.85 21	Senior Secured Promissory Note (note 8) dated December 31, 2011
10.86 21	Senior Secured Line of Credit Promissory Note (note 9) dated December 31, 2012
10.87 22	Senior Secured Promissory Note (note 10 ) dated December 31, 2012
10.88 22	Note Extension Agreement (note 4) dated December 31, 2012
10.89 22	Note Extension Agreement (note 5) dated December 31, 2012
10.90 22	Note Extension Agreement (note 6) dated December 31, 2012
10.91 22	Note Extension Agreement (note 7) dated December 31, 2012
10.92 22	Note Extension Agreement (note 9) dated December 31, 2012
10.93 22	Note Extension Agreement (note 8) dated December 31, 2012
10.94 *	Senior Secured Line of Credit Promissory Note (note 11) dated December 31, 2013
14 1	Code of Business Conduct and Ethics and Compliance Program
31.1 *	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350.
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350.

Exhibit No.	Description

101.INS *	XBRL Instance Document **
101.SCH *	XBRL Taxonomy Extension Schema Document **
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document **

______________

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
1	Previously filed on June 23, 2003 with Invisa’s Form 10-KSB for the year ended December 31, 2002 and are incorporated by reference.
2	Previously filed on August 1, 2003 with Invisa’s Form 10-QSB for the quarter period ended June 30, 2003 and are incorporated by reference.
3	Previously filed on September 17, 2003 with Invisa’s Form 8-KA (Amendment No. 1) dated September 9, 2003 and is incorporated by reference.
4	Previously filed on November 14, 2003 with Invisa’s Form 8-K dated November 6, 2003 and are incorporated by reference.
5	Previously filed on April 14, 2004 with Invisa Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.
6	Previously filed on August 18, 2004 with Invisa Form 10-QSB and incorporated herein by reference.
7	Previously filed on February 7, 2005 with Invisa Form 10-KSB for the year ended December 31, 2004 and incorporated herein by reference.
8	Previously filed on October 10, 2006 with Invisa Form 8-K/A dated October 10, 2006 and are incorporated by reference.
9	Previously filed on August 17, 2006 with Invisa Form 8-K dated August 14, 2006 and are incorporated by reference.
10	Previously filed on August 14, 2006 with Invisa Form S-8 dated August 14, 2006 and are incorporated by reference
11	Previously filed on March 6, 2007 with Invisa’s Form 8-K and incorporated herein.
12	Previously filed on November 14, 2007 with Invisa Form 10-QSB and incorporated herein by reference.
13	Previously filed on April 18, 2007 with Invisa Form 10-KSB and incorporated herein by reference.
14	Previously filed on April 14, 2008 with Invisa Form 10-KSB and incorporated herein by reference.
15	Previously filed on July 30, 2008 with Invisa Form 8-K and incorporated herein by reference.
16	Previously filed on January 13, 2009 with Invisa Form 8-K and incorporated herein by reference.
17	Previously filed on March 31, 2010 with Invisa Form 10-K and incorporated herein by reference.
18	Previously filed on January 14, 2011 with Invisa Form 8-K and incorporated herein by reference.
19	Previously filed on April 22, 2011 with Invisa Form 8-K and incorporated herein by reference.
20	Previously filed on May 2, 2011 with Invisa Form 8-K and incorporated herein by reference.
21	Previously filed on March 30, 2012 with Invisa Form 10-K and incorporated herein by reference.
22	Previously filed on February 21, 2013 with Invisa Form 10-K and incorporated herein by reference.

Financial Statement Schedules

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVISA, INC.

Dated: January 15, 2014	By:	/s/ Edmund C. King
Edmund C. King
Chief Executive Officer

Dated: January 15, 2014	By:	/s/ Edmund C. King
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

Dated: January 15, 2014	/s/ Edmund C. King
Edmund C. King, Chief Executive Officer

Dated: January 15, 2014	/s/ Edmund C. King
Edmund C. King, Chief Financial Officer, Director

Dated: January 15, 2014	/s/ Gregory J. Newell
Gregory J. Newell, Director

Dated: January 15, 2014	/s/ John E. Scates
John E. Scates, Director

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Stockholders

Invisa, Inc.

We have audited the accompanying balance sheets of Invisa, Inc. (the “Company”) as of December 31, 2012 and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Invisa, Inc. as of December 31, 2012 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kingery & Crouse, PA

Kingery & Crouse, PA

Certified Public Accountants

Tampa, Florida

January 15, 2014

INVISA, INC.

BALANCE SHEETS

	December 31,
	2012	2013
ASSETS

Current assets:
Cash and cash equivalents	$1,015	$1.253
Accounts receivable	5,756	2,948
Inventories	18,741	12,125
Prepaid expenses and other current assets	3,447	3,532
Total current assets	28,959	19,858

Total assets	$28,959	$19,858

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, trade	$64,161	$16,806
Due to officers	20,260	20,260
Total current liabilities	84,421	37,066

Long-term debt	987,951	1,224,060

Total liabilities	1,072,372	1,261,126

Stockholders’ Deficit:
Convertible Preferred Stock: 5,000,000 shares authorized ($100 par value):
Series A, 9,715 shares issued and outstanding	798,500	798,500
Series B, 2,702 shares issued and outstanding	270,160	270,160
Series C, 16,124 shares issued and outstanding	1,600,467	1,600,467
Common Stock: 95,000,000 shares authorized ($.001 par value):
14,214,398, shares issued and outstanding	14,214	14,214
Additional paid-in capital	32,519,717	32,679,717
Accumulated deficit	(36,246,471)	(36,604,326)

Total stockholders’ deficit	(1,043,413)	(1,241,268)

Total liabilities and stockholders’ deficit	$28,959	$19,858

See notes to financial statements.

 INVISA, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2013

Net Sales	$37,956	$26,819

Costs and expenses:
Cost of goods sold	20,734	11,311
Selling, general and administrative expenses	237,185	307,317

(Loss) from operations	(219,963)	(291,809)

Other income (expense):
Interest (expense) and other, net	(67,550)	(111,090)
Gain on the derecognition of debt	30,147	45,044
	(37,403)	(66,046)
(Loss) before income taxes	(257,366)	(357,855)

Income taxes	—	—

Net (Loss)	$(257,366)	$(357,855)

Net (Loss) per share applicable to Common Stockholders:
Basic and diluted	$(0.02)	$(0.03)

Weighted average Common Stock shares outstanding:
Basic and diluted	14,214,398	14,214,398

See notes to financial statements.

INVISA, INC.

STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2011	28,541	$2,669,127	13,959,398	$13,959	$32,458,972	$(35,989,105)	$(847,047)

Contributed Officer compensation	—	—	—	—	36,000	—	36,000
Issuance of and subscriptions for Common Stock for Directors/Officers & Consultants	—	—	255,000	255	24,745	—	25,000
Net Loss	—	—	—	—	—	(257,366)	(257,366)
Balance at December 31, 2012	28,541	$2,669,127	14,214,398	$14,214	$32,519,717	$(36,246,471)	$(1,043,413)

Contributed Officer compensation	—	—	—	—	36,000	—	36,000
Issuance of and subscriptions for Common Stock for Directors/Officers & Consultants	—	—	—	—	124,000	—	124,000
Net Loss	—	—	—	—	—	(357,855)	(357,855)
Balance at December 31, 2013	28,541	$2,669,127	14,214,398	$14,214	$32,679,717	$36,604,326	$(1,241,268)

See notes to financial statements.

INVISA, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2013

Cash flows from operating activities:
Net (loss)	$(257,366)	$(357,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest added to Note Payable – Related Party	67,366	111,090
Contributed Officer Compensation	36,000	36,000
Directors/Officers & Consultants stock compensation	25,000	124,000
Gain on derecognition of debt	(30,147)	(45,044)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(718)	2,808
(Increase) decrease in inventories	(5,171)	6,616
(Increase) decrease in prepaid expenses and other current assets	260	(85)
Increase (decrease) in accounts payable, trade	(5,151)	(2,311)
Net cash used in operating activities	(169,927)	(124,781)

Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from notes payable	170,353	125,019
Net cash provided by financing activities	170,353	125,019

Net increase in cash	426	238
Cash at beginning of year	589	1,015
Cash at end of year	$1,015	$1,253

See notes to financial statements.

F-5

INVISA, INC.

STATEMENTS OF CASH FLOWS - CONTINUED

	Years Ended December 31,
	2012	2013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for Income Taxes	$—	$—

See notes to financial statements.

INVISA, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A – DESCRIPTION OF ORGANIZATION AND BUSINESS

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

Furniture, Fixtures and Equipment

Furniture, fixtures, and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives, principally five years. Leasehold improvements are amortized over the term of the lease or the estimated useful lives, whichever is shorter. Depreciation expense was $0 for 2012 and 2013. At December 31, 2013, all furniture, fixtures and equipment was fully depreciated.

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

Research and Development Costs

Research and development costs consist of direct costs that are associated with the development of the Company’s technology. These costs are expensed as incurred. During the years 2012 and 2013, the Company did not incur research and development expense.

Advertising Costs

The Company’s policy is to expense advertising costs as incurred. These costs were insignificant in 2012 and 2013.

Warranty Costs

The Company warrants its products for ninety days. Estimated warranty costs are recognized in the period product is shipped. However, there have been no significant warranty costs incurred through December 31, 2013. Accordingly, no warranty liability has been recognized for any period presented.

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

The Company’s financial instruments typically include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, notes payable and due to officer .. The carrying amounts of these financial instruments approximate their fair value, due to the short-term nature of these items. The carrying value of the Company’s long-term debt approximates fair value based on the terms, interest rate and conditions of similar debt instruments.

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

At December 31, 2012 and 2013 the Preferred stock was convertible into 4,448,545 shares of common stock, which has not been considered in the calculation of diluted loss per share since the effect would be anti-dilutive.

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

The Series B Preferred Stock and Series A Preferred Stock, as amended, permit the Company, in its discretion, to redeem part or all of the outstanding Preferred A and B Stock at 150% of par value, plus any accrued dividends.

In 2008 the Company also issued 6,205 shares of its Series C Convertible Preferred stock in exchange for 4,785 and 1,000 shares, respectively of its Series A and Series B Convertible Preferred stock. In addition, the Company issued 483 shares of its Series C Preferred stock for settlement of debt. The Series C preferred stock is (i) nonvoting, (ii) entitled to receive dividends, when, and/if declared by the Board of Directors, (iii) senior to the common stock in liquidation and (iv) convertible into common stock at $0.60 per common share at the option of the holder and under certain conditions at the option of the Company.

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

In February 2013, 155,000 shares of Common stock were granted to the three directors and certain consultants and valued at $0.22 per share (the market price at the date of grant) for services rendered. The Company charged the fair value of $34,100 to operations in 2013.

During 2012 and 2013 an officer contributed services with a fair value of $36,000 to the company which was charged to operations during the respective years.

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
2,040,000

No options were granted in 2012 or 2013 and no options are outstanding at December 31, 2013.

NOTE E – COMMITMENT AND CONCENTRATIONS

Operating Leases

In February 2012, the Company’s lease expired and we began occupying a larger space in a building in Sarasota, Florida under a lease with a two-year term expiring February 28, 2014, and annual lease payments of approximately $7,700. Rent expense for the years ended December 31, 2012 and 2013, was $7,315 and $7,912, respectively.

Concentrations

During 2012, three customers comprised approximately 49% of our total sales revenue.

During 2013, three customers comprised approximately 54% of our total sales revenue.

NOTE F – DUE TO STOCKHOLDERS AND OFFICERS

Due to officers consists of the following at December 31, 2012 and 2013:

Edmund C. King	$20,260

These advances are due on demand and do not bear interest.

NOTE G – LINES OF CREDIT

The Company’s credit facilities with its senior lender was revised on December 31, 2013, The credit facilities allow for advances up to $1,235,428 that bear interest at 10% and have a first security interest in all of the Company’s assets. Additionally, the credit facilities are secured by a security interest in 37,602,913 shares of the Company’s common stock which are held in reserve by the Company. Because the credit facilities are not in default the shares are not treated as issued and outstanding.

At December 31, 2012, $987,951 was outstanding under these credit facilities. During 2013, $111,090 of interest and $125,019 in advances from the Revolving Line of Credit (see below) were added to the debt bringing the balance to $1,224,060. The Notes are due on March 31, 2015. Interest expense related to these loans was $67,366 and $111,090 during 2012 and 2013, respectively. The accrued interest is due and payable on March 31, 2015.

As mentioned above, on December 31, 2012, the Company established a new Revolving Line of Credit totaling $200,000 with its Senior Lender to finance operations of the Company. This new line bears interest at 10% per annum and is due on March 31, 2015. The line has terms and provisions similar to the notes described above. The line is also secured by a security interest in 5,333,333 shares in the Company’s common stock. During 2013 the Company received advances aggregating $125,019 which was added to the credit facility discussed above.

As of December 31, 2013 the entire $200,000 balance of the line is available to the Company.

NOTE H – GAIN ON DERECOGNITION OF DEBT

During 2012 and 2013 the Company recorded a gain on the derecognition of $30,147 and $45,044, respectively.

The debt was written off pursuant to the expiration of the statute of limitations of the State of Florida.

NOTE I – INCOME TAXES

Deferred taxes are recorded for all the tax effects of existing temporary differences in the Company’s assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the years ended December 31, 2012 or 2013.

Reconciliation of the federal statutory income tax rate of 34.0% to the effective income tax rate is as follows at December 31:

	2012	2013

Federal statutory income tax rate	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	(3.5)%	(3.5)%
Deferred tax asset valuation allowance	37.5%	37.5%
	-0-%	-0-%

ASC guidance requires that a deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. As a result the Company recorded a valuation allowance with respect to all the Company’s deferred tax assets. The change in the valuation allowance was approximately $30,000 during 2013 and $50,000 during 2012.

The Company has a federal net operating loss carry forward of approximately $17 million as of December 31, 2013, which expires through 2032. Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the net operating loss and other deductions, which are available to the Company. The Company has not determined the impact of these limitations at this time. The principal difference between the net operating loss and the accumulated deficit for financial statement purposes results principally from stock based compensation and other non-cash expenses that have not been deducted for tax return purposes.

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire, we are subject to income tax audits in the jurisdictions in which we operate. We are subject to U.S. federal tax examinations for fiscal years commencing in 1998 as a result of its NOL carryforward.

NOTE J – SUBSEQUENT EVENTS

In January 2014, 155,000 shares of common stock were granted to the three directors and certain consultants and valued at $0.58 per share (the market price at the date of grant) for services rendered in 2013. The Company charged the fair value of $89,900 to operations in 2013.

