Form 10-Q
period 2014-03-31
INVISA INC
filed 2014-05-12
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  May 12, 2014; 14,524,398

1

INVISA, INC.

Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 INVISA, INC.

CONDENSED BALANCE SHEETS

	December 31, 2013	March 31, 2014
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,253	$3,783
Accounts receivable	2,948	1,914
Inventories	12,125	10,339
Prepaids and other assets	3,532	24,645
Total Current Assets	19,858	40,681

Total Assets	$19,858	$40,681

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable, trade	$16,806	$13,625
Accrued Interest	—	23,690
Due to stockholders and officers	20,260	20,260
Total Current Liabilities	37,066	57,575

Long-Term Debt	1,224,060	1,314,000

Total Liabilities	1,261,126	1,371,575

Stockholders’ Deficit:
Convertible Preferred Stock, 5,000,000 shares authorized ($100 par value):
Series A, 9,715 shares issued and outstanding	798,500	798,500
Series B, 2,702 shares issued and outstanding	270,160	270,160
Series C, 16,124 shares issued and outstanding	1,600,467	1,600,467
Common Stock, 95,000,000 shares authorized, $.001 par value, 14,214,398 and 14,524,398 shares issued and outstanding, respectively	14,214	14,524
Additional paid-in capital	32,679,717	32,688,407
Accumulated deficit	(36,604,326)	(36,702,952)
Total Stockholders’ Deficit	(1,241,268)	(1,330,894)
Total Liabilities and Stockholders’ Deficit	$19,858	$40,681

See notes to condensed financial statements.

INVISA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2013	2014

Net Sales	$5,943	$7,864

Costs and other expenses:
Cost of goods sold	1,976	6,179
Selling, general and administrative expenses	85,114	76,621

(Loss) from operations	(81,147)	(74,936)

Other income (expense):
Interest (expense) and other, net	(26,233)	(23,690)
Gain on Debt extinguishment	43,607	—

(Loss) before income taxes	(63,773)	(98,626)

Income taxes	—	—

Net Loss	$(63,773)	$(98,626)

Net Loss per share applicable to Common Stockholders:
Basic and diluted	$(0.00)	$(0.01)

Weighted average Common Stock Shares Outstanding:
Basic and diluted	14,214,398	14,524,398

See notes to condensed financial statements.

INVISA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2014

Net cash (used in) operating activities	$(31,647)	$(87,410)
Net cash (used in) investing activities	—	—
Cash flows from financing activities:
Proceeds from Long-Term Debt	33,770	89,940
Net cash provided by financing activities	33,770	89,940
Net increase (decrease) in cash	2,123	2,530
Cash at beginning of period	1,015	1,253
Cash at end of period	$3,138	$3,783

See notes to condensed financial statements.

INVISA, INC

Notes to Condensed Financial Statements

March 31, 2014

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 8.03 of Regulation S-X. The accompanying condensed financial statements do not include all of the information and notes required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of Invisa, Inc. for the year ended December 31, 2013. When used in these notes, the terms “Invisa”, “Company”, “we,” “us” or “our” mean Invisa, Inc. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The Company is an enterprise that incorporates safety system technology and products into automated closure devices, such as parking gates, sliding gates, overhead garage doors and commercial overhead doors. Invisa has also demonstrated production-ready prototypes of security products for the museum and other markets. The Company is currently manufacturing and selling powered closure safety devices.

Note B – Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ending March 31, 2014, the Company incurred a net loss of $(98,626), and as of such date has a significant Stockholders’ Deficit. We are focusing our efforts on increasing our sales of products and reducing operating costs, where possible. Additionally, we seek to expand our business opportunity through strategic relationships and transactions such as acquisitions or mergers. On March 14, 2014, the Company entered into a non-binding Letter of Intent to acquire two operating companies engaged in the manufacture and sale of coated fabrics. While no assurance can be given that such acquisitions will be consummated, we believe our current funding ability as discussed under Long-Term Debt below will be sufficient to finance our operations through, at a minimum, March 31, 2015. Should we require additional funding over above such borrowing capability, we may need to reduce or refocus our operations or obtain funds through arrangements that would be less attractive to us or which may require us to relinquish rights to certain or potential markets or assets, either of which could have a material adverse effect on our business, financial condition and/or results of operations.

Note C – Due to Stockholders and Officers

Due to Stockholders and Officers at December 31, 2013 and March 31, 2014 is as follows:

Edmund C. King	$20,260

Note D – Long-Term Debt

The Company has a credit facility with an entity controlled by its principal stockholder under which at March 31, 2014 it has borrowed a total of $1,314,000 evidenced by senior secured notes of $1,224,000 and borrowings under a secured line of credit of $90,000. On March 7, 2014, the maturity date of the credit facility was extended from March 31, 2015 to April 15, 2018; accordingly, the indebtedness has been reflected as non-current in the accompanying condensed balance sheets.

The Company’s secured line of credit was expanded from $200,000 to $500,000 on March 7, 2014.

The senior secured notes and line of credit incur interest at 10% per annum and are secured by all of the Company’s assets. Additionally, the Company has agreed to secure these obligations with an aggregate of 3,848,485 shares of common stock to be issued and delivered to the senior secured lender in the event of default. At March 31, 2014, these obligations are not in default and such shares are not included in the calculation of outstanding shares.

Note E – Stockholders’ Deficit

During the quarter ended March 31, 2014, no stock options were outstanding.

During the three months ended March 31, 2014, an officer contributed services with a fair value of $9,000 to the capital of the Company.

During the three months ended March 31, 2014, 310,000 shares of common stock were issued to certain directors and consultants for services rendered in 2013 and 2012. The Company charged the fair value of these shares to operations in 2013 and 2012. However, the par value of these shares was recorded at the time of issuance of these shares in the first quarter of 2014.

On March 7, 2014, the Company filed with the Nevada Secretary of State, an amendment to the Designation of Rights for its authorized preferred stock to provide the following voting rights on all matters to be voted on by the Company's stockholders: Series A Preferred Stock - 3,000 votes per share; Series B Preferred Stock - 2,500 votes per share and Series C Preferred Stock - 100 votes per share.

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

Note H – Earnings (Loss) per Common Share

Basic and diluted earnings (loss) per share are computed based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalents, if any, are not considered in the calculation of diluted earnings (loss) per share when their effects would not be material or would be anti-dilutive.

Note I – Subsequent Events

On April 29, 2014, the Company filed under the laws of the State of Nevada an Amended and Restated Designation of Preferences and Rights for its authorized Series A, B and C Convertible Preferred Stock. The filings were intended to delete provisions no longer applicable and in addition: (i) clarified that the holder of each share of Series A, B and C Convertible Preferred Stock has the right to convert into common stock at a fixed conversion price of $0.60 per share resulting in the number of shares of common stock to be issued upon conversion equaling 166.66 shares of common stock for each share of preferred stock (i.e., the Face Value divided by sixty cents ($0.60) per share), (ii) provided that the Company does not have a right to redeem or force conversion of shares of Series A, B or C Convertible Preferred Stock, (iii) eliminated the prohibition on conversion which would cause the holder to exceed 9.9% ownership, (iv) provided that the liquidation preference of shares of Series A, B and C Convertible Preferred Stock are equal among the holders of Series A, B and C, and senior to the liquidation preference of common stock and all other series of preferred stock of the Company, (v) clarified that the liquidation preference of each Series of preferred stock is in an amount equal to the face value of that Series of preferred stock and that distribution equal to the face value constitutes payment in full to the holders of preferred stock and (vi) clarified that a merger (except into a subsidiary), sale of all or substantially all of the assets of the Company, reorganization or other transaction in which control of the Company is transferred may be deemed by the holder to be a liquidation, dissolution or winding up for purposes of the liquidation preference.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Plan of Operations

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this filing. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to seek to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements. The cautionary statements made herein should be read as being applicable to all related forward-looking statements in this Quarterly Report on Form 10-Q.

Background of Our Company

We manufacture and sell sensors using the Company’s patented InvisaShield™ presence-sensing technology in the safety market. We market our line of safety sensors under the name of SmartGate® brand safety sensors used in or with parking barrier gates to protect life and property. All of our revenue from product sales is derived from our SmartGate safety sensors and related antennas.

We financed our operations in 2013 and in the quarter ended March 31, 2014 through revenues derived from the sale of our SmartGate ® brand safety sensors and antennas and long-term debt financing, as discussed under “Liquidity and Capital Resources”. We are focusing our efforts on increasing our sales of products and reducing operating costs, where possible. Additionally, we seek to expand our business opportunity through strategic relationships and transactions such as acquisitions or mergers. On March 14, 2014, the Company entered into a non-binding Letter of Intent to acquire two operating companies engaged in the manufacture and sale of coated fabrics. This letter of intent which was the subject of a Form 8-K filed on March 14, 2014, has not closed and remains pending subject to material conditions precedent.

Quarter Ended March 31, 2013 Compared to the Quarter Ended March 31, 2014

Net Sales – During the quarters ended March 31, 2013 and 2014, product sales totaled $5,943 and $7,864 respectively. We had a gross profit of $3,967 for the quarter ended March 31, 2013 and gross profit of $1,685 for the quarter ended March 31, 2014. Gross margin, during the quarters ended March 31, was 67 percent during 2013 and 21 percent during 2014.

Selling, General and Administrative Expenses - During the quarters ended March 31, 2013 and 2014 selling, general and administrative expenses totaled $85,114 and $76,621, respectively.

Interest Expense and other, Net - During the quarters ended March 31, 2013 and 2014 interest expense totaled $26,233 and $23,690. The interest expense during both 2013 and 2014 relates primarily to financing costs and interest due our senior secured lender.

Net Income (Loss) - Net loss increased from $(63,773) in 2013 to a net loss of $(98,626) in 2014.

Plan of Development and Operations

We are focusing our efforts on seeking to increase our sales of products and reduce our operating costs, where possible. Additionally, we seek to expand our business opportunity through strategic relationships and transactions such as acquisitions or mergers. On March 14, 2014, the Company entered into a non-binding Letter of Intent to acquire two operating companies engaged in the manufacture and sale of coated fabrics. This letter of intent which was the subject of a Form 8-K filed on March 14, 2014, has not closed and remains pending subject to material conditions precedent.

Liquidity and Capital Resources

At March 31, 2014, we had cash and cash equivalents totaling $3,783.

The Company has a credit facility with its senior secured lender under which at March 31, 2014 it had borrowed $1,314,000 evidenced by senior secured notes and a line of credit. On March 7, 2014, the Company extended the maturity date of the credit facility and the senior secured notes from March 31, 2015 to April 15, 2018 and expanded the Company’s borrowing capability under the line of credit included in such facility from $200,000 to $500,000.

The senior secured notes, Credit facility and line of credit incur interest at 10% per annum and are secured by all of the Company’s assets. Additionally, the Company has agreed to secure these obligations with an aggregate of 3,848,485 shares of common stock to be issued and delivered to the senior secured lender in the event of default. At March 31, 2014, these obligations are not in default and such shares are not included in the calculation of outstanding shares. While we believe that the current funding and sales revenue available to us will be sufficient to finance our operations beyond December 31, 2014, it is important to note that additional funding, if needed, may not be available when required or it may not be available on acceptable terms. Should we require additional funding, we may need to reduce or refocus our operations or obtain funds through arrangements that would be less attractive to us or which may require us to relinquish rights to certain or potential markets or assets, either of which could have a material adverse effect on our business, financial condition and/or results of operations.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014 and concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, 310,000 shares of common stock were issued to certain directors and consultants for services rendered in 2013 and 2012. The Company charged the fair value of these shares to operations in 2013 and 2012. However, the par value of these shares was recorded at the time of issuance of these shares in the first quarter of 2014.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits filed herewith.

Exhibit No.	Description

31.1 *	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a)
31.2 *	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a)
32.1 *	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350
32.2 *	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350
101.INS * +	XBRL Instance Document
101.CAL * +	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF * +	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB * +	XBRL Taxonomy Extension Label Linkbase Document
101.PRE * +	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH * +	XBRL Taxonomy Extension Schema Document

_______________

*	Filed herewith.

+	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Invisa, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVISA, INC.

Dated: May 12, 2014	By:	/s/ Edmund C. King
Edmund C. King Chief Executive Officer

Dated: May 12, 2014	By:	/s/ Edmund C. King
Edmund C. King Chief Financial Officer

