Form 10-Q
period 2014-09-30
INVISA INC
filed 2014-10-15
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  October 15, 2014; 14,524,398

1

INVISA, INC.

Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 INVISA, INC.

CONDENSED BALANCE SHEETS

	December 31, 2013	September 30, 2014
		(Unaudited)
Assets
Current Assets:
Cash	$1,253	$473
Accounts receivable	2,948	332
Inventories	12,125	9,520
Prepaids and other assets	3,532	21,188
Total Current Assets	19,858	31,513

Total Assets	$19,858	$31,513

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable, trade	$16,806	$15,548
Accrued Interest	—	84,231
Due to officer	20,260	20,260
Total Current Liabilities	37,066	120,039

Long-Term Debt	1,224,060	1,374,690
Total Liabilities	1,261,126	1,494,729

Stockholders’ Deficit:
Convertible Preferred Stock, 5,000,000 shares authorized ($100 par value):
Series A, 9,715 shares issued and outstanding	798,500	798,500
Series B, 2,702 shares issued and outstanding	270,160	270,160
Series C, 16,124 shares issued and outstanding	1,600,467	1,600,467
Common Stock, 95,000,000 shares authorized, $.001 par value, 14,214,398 and 14,524,398 shares issued and outstanding, respectively	14,214	14,524
Additional paid-in capital	32,679,717	32,706,407
Accumulated deficit	(36,604,326)	(36,853,274)
Total Stockholders’ Deficit	(1,241,268)	(1,463,216)
Total Liabilities and Stockholders’ Deficit	$19,858	$31,513

See notes to condensed financial statements.

INVISA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014

Net Sales	$8,962	$6,410	$19,020	$32,126

Costs and other expenses:
Cost of goods sold	4,168	2,640	7,101	21,824
Selling, general and administrative expenses	42,438	44,840	168,743	175,019

Loss from operations	(37,644)	(41,070)	(156,824)	(164,717)

Other income (expense):
Interest (expense) and other, net	(26,464)	(29,482)	(80,047)	(84,231)
Gain on debt extinguishment	1,437	—	45,044	—

Loss before income taxes	(62,671)	(70,552)	(191,827)	(248,948)

Income taxes	—	—	—	—

Net Loss	$(62,671)	$(70,552)	$(191,827)	$(248,948)

Net Loss per share applicable to common stockholders:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average common stock shares outstanding:
Basic and diluted	14,214,398	14,524,398	14,214,398	14,524,398

See notes to condensed financial statements.

INVISA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2014

Net cash (used in) operating activities	$(92,769)	$(151,410)
Net cash (used in) investing activities	—	—
Cash flows from financing activities:
Proceeds from long-term debt and line of credit	92,380	150,630
Net cash provided by financing activities	92,380	150,630
Net increase (decrease) in cash	(389)	(780)
Cash at beginning of period	1,015	1,253
Cash at end of period	$626	$473

See notes to condensed financial statements.

INVISA, INC

Notes to Condensed Financial Statements

June 30, 2014

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 8.03 of Regulation S-X. The accompanying condensed financial statements do not include all of the information and notes required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of Invisa, Inc. for the year ended December 31, 2013. When used in these notes, the terms “Invisa”, “Company”, “we,” “us” or “our” mean Invisa, Inc. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Note B – Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2014, the Company incurred a net loss of $(248,948), and as of such date has a significant Stockholders’ Deficit. We are focusing our efforts on increasing our sales of products and reducing operating costs, where possible. Additionally, we seek to expand our business opportunity through strategic relationships and transactions such as acquisitions or mergers. On March 14, 2014, the Company entered into a non-binding Letter of Intent to acquire two operating companies engaged in the manufacture and sale of coated fabrics. While no assurance can be given that such acquisitions will be consummated, we believe our current funding ability as discussed under Long-Term Debt below will be sufficient to finance our operations through, at a minimum, June 30, 2015. Should we require additional funding over and above such borrowing capability, we may need to reduce or refocus our operations or obtain funds through arrangements that would be less attractive to us or which may require us to relinquish rights to certain or potential markets or assets, either of which could have a material adverse effect on our business, financial condition and/or results of operations.

Note C – Due to Officer

The balance of the $20,260, due to officer, is non-interest bearing, unsecured and due on demand.

Note D – Long-Term Debt

The Company has a credit facility with an entity controlled by its principal stockholder under which, at September 30, 2014, it has borrowed a total of $1,374,690 evidenced by senior secured notes of $1,224,060 and borrowings of $150,630 under a secured line of credit. On March 7, 2014, the maturity date of the credit facility was extended from March 31, 2015 to April 15, 2018; accordingly, the indebtedness has been reflected as non-current in the accompanying condensed balance sheets.

The Company’s secured line of credit was expanded from $200,000 to $500,000 on March 7, 2014.

The senior secured notes and line of credit incur interest at 10% per annum and are secured by all of the Company’s assets and an aggregate of 3,848,485 shares of common stock to be issued and delivered to the senior secured lender in the event of default. At September 30, 2014, these obligations are not in default and such shares are not included in the calculation of outstanding shares.

Note E – Stockholders’ Deficit

No stock options were granted during the nine months ended September 30, 2014. As of September 30, 2014, no stock options were outstanding.

During the nine months ended September 30, 2014, an officer contributed services with a fair value of $27,000 to the capital of the Company.

During the nine months ended September 30, 2014, 310,000 shares of common stock were issued to an aggregate of four directors and officers and a consultant for services rendered in 2013 and 2012. The Company charged the fair value of these shares to operations in 2013 and 2012. However, the par value of these shares was recorded at the time of issuance of these shares in the first quarter of 2014.

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

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2014

Net Sales – During the nine months ended September 30, 2013 and 2014, product sales totaled $19,020 and $32,126 respectively. We had a gross profit of $11,541 for the nine months ended September 30, 2013 and gross profit of $10,302 for the nine months ended September 30, 2014. Gross margin, during the nine months ended September 30, was 63 percent during 2013 and 32 percent during 2014.

Selling, General and Administrative Expenses - During the nine months ended September 30, 2013 and 2014, selling, general and administrative expenses totaled $168,743 and $175,019, respectively.

Interest Expense and Other, Net - During the nine months ended September 30, 2013 and 2014, interest expense totaled $80,047 and $84,231. The interest expense during both 2013 and 2014 relates primarily to financing costs and interest due to our senior secured lender.

Net Income (Loss) - Net loss increased from $(191,827) in 2013 to a net loss of $(248,948) in 2014. This increase in net loss resulted principally from gain on debt extinguishment not applicable in 2014.

Quarter Ended September 30, 2013 Compared to the Quarter Ended September 30, 2014

Net Sales – During the quarters ended September 30, 2013 and 2014, product sales totaled $8,962 and $6,410 respectively. Cost of sales totaled $4,168 or 53% in 2013 compared to $2,640 or 20% in 2014.

Selling, General and Administrative Expenses - During the third quarter of 2013 and 2014, selling, general and administrative expenses totaled $42,438 and $44,840, respectively.

Interest Expense and Other, Net - During the third quarter of 2013 and 2014, interest expense totaled $26,464, and $29,482, respectively. The interest expense during both 2013 and 2014 relates primarily to financing costs and interest due to our senior lender under lines of credit.

Net Income (Loss) - Net loss increased from $(62,671) in 2013 to a net loss of $(70,552) in 2014.

Liquidity and Capital Resources

At September 30, 2014, we had cash totaling $473.

The Company has a credit facility with its senior secured lender under which at September 30, 2014 it had borrowed $1,374,690 evidenced by senior secured notes and a line of credit. On March 7, 2014, the Company extended the maturity date of the credit facility and the senior secured notes from March 31, 2015 to April 15, 2018 and expanded the Company’s borrowing capability under the line of credit included in such facility from $200,000 to $500,000. At September 30, 2014, the Company had $349,370 available for additional borrowing under its line of credit.

The senior secured notes, credit facility and line of credit incur interest at 10% per annum and are secured by all of the Company’s assets and an aggregate of 3,848,485 shares of common stock to be issued and delivered to the senior secured lender in the event of default. At September 30, 2014, these obligations are not in default and such shares are not included in the calculation of outstanding shares. We believe that the current funding and sales revenue available to us will be sufficient to finance our operations, at a minimum, until June 30, 2015. It is important to note that additional funding, if needed, may not be available when required or it may not be available on acceptable terms. Should we require additional funding, we may need to reduce or refocus our operations or obtain funds through arrangements that would be less attractive to us or which may require us to relinquish rights to certain or potential markets or assets, either of which could have a material adverse effect on our business, financial condition and/or results of operations.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014 and concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2014, a total of 310,000 shares of common stock were issued to an aggregate of four directors and officers and a consultant for services rendered in 2013 and 2012. The Company charged the fair value of these shares to operations in 2013 and 2012. However, the par value of these shares was recorded at the time of issuance of these shares in the first quarter of 2014.

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

INVISA, INC.

Dated: October 15, 2014	By:	/s/ Edmund C. King
Edmund C. King Chief Executive Officer

Dated: October 15, 2014	By:	/s/ Edmund C. King
Edmund C. King Chief Financial Officer

