Form 10-K
period 2014-12-31
INVISA INC
filed 2015-03-30
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the fiscal year ended: December 31, 2014

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐  No ☑

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

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $7,805,786.

As of March 30, 2015, the registrant had 14,524,498 shares of Invisa Common Stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Invisa, Inc. definitive 2015 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2014, are incorporated by reference into Part III of this Form 10-K.

2

PART I

Note regarding forward-looking statements:

Except for statements of historical fact, certain information contained herein constitutes forward-looking statements including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” and words of similar import, as well as all references to future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of Invisa, Inc. to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: risks involved in implementing our business strategy, our ability to obtain financing on acceptable terms, competition, our ability to manage growth, risks of technological change, our dependence on key personnel, our ability to protect our intellectual property rights, risks of new technology and new products, and government regulation. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update any such forward-looking statements to reflect events, developments or circumstances after the date hereof.

ITEM 1.	BUSINESS

On November 10, 2014 Invisa, Inc. (“Invisa” or the “Company”) acquired all of the ownership interests in Uniroyal Engineered Products, LLC (“Uniroyal”), a U.S. manufacturer of textured coatings, and all of the ordinary common stock of Engineered Products Acquisition Limited (“EPAL”), the holding company for Wardle Storeys (Group) Limited (“Wardle Storeys”), a European manufacturer of textured coatings and polymer films. Management of the acquired entities was not altered in the acquisitions.

Invisa made the acquisition of Uniroyal through its newly formed subsidiary, UEP Holdings, LLC (“UEPH”), to which it contributed certain of its assets and liabilities as part of the organization of that subsidiary. The aggregate purchase consideration paid for 100% of the outstanding equity of Uniroyal was preferred ownership interests issued by UEPH having an aggregate face value of $35 million. In a separate transaction, Invisa also purchased EPAL for aggregate consideration of 100 shares of Invisa’s Common Stock and Invisa’s guaranty of outstanding EPAL preferred stock retained by the seller having a face value of £12,601,198 (approximately $20 million at closing). Details of the acquisitions are set forth in the Current Report on Form 8-K filed by the Company on November 10, 2014, which is incorporated herein by reference.

As a result of the acquisitions, we are a manufacturer and seller of vinyl coated fabrics products that have various high performance characteristics and capabilities and derive our revenue principally through our subsidiaries Uniroyal and Wardle Storeys.  Our coated fabrics products are durable, stain resistant, easily processed, cost-effective and better performing than traditional leather or fabric coverings.  Our products are frequently used in applications that require rigorous performance characteristics such as automotive and non-automotive transportation, certain indoor/outdoor furniture, commercial and hospitality seating, healthcare facilities and athletic equipment.   In the automotive industry our products are used primarily in seating, door panels, head and arm rests, security shades and trim components, including instrument panels, door casings, seating, gear lever and steering column gaiters, headliners and load space covers.  Non-automotive applications include outdoor seating for utility and sports vehicles, and sheeting used in medical, nuclear protection, personal protection, moisture barriers, pram and nursery, movie screen and decorative surface applications. Our primary brands names include Naugahyde®, BeautyGard®, Flameblocker™, Spirit Millennium®, Ambla®, Amblon®, Velbex®, Cirroflex®, Plastolene® and Vynide®.

We are the successor to a long line of businesses that have manufactured vinyl coated fabrics. Our best known brand, Naugahyde, is the product of many improvements on a rubber-coated fabrics developed a century ago in Naugatuck, Connecticut. We design, manufacture and market a wide selection of vinyl coated fabric products under a portfolio of recognized brand names. We believe that our business has continued to be a leading supplier in its marketplace because of our ability to provide specialized materials with performance characteristics customized to the end-user specifications, complemented by technical and customer support for the use of our products in manufacturing.

We continue to maintain our legacy Smartgate technology business. Our sensors are based on presence sensing technology that we call InvisaShield.

Our Principal Products and Their Markets

Our products have undergone considerable evolution and today are distinguished by superior performance in a wide variety of applications as alternatives to leather, cloth and other synthetic fabric coverings. Our standard product lines consist of more than 600 SKUs with combinations of colors, textures, patterns and other properties. Our products are differentiated by unique protective top finishes, adhesive back coatings and transfer print capabilities. Additional process capabilities include embossing grains and patterns, and rotogravure printing, which imparts character prints and non-registered prints, lamination and panel cutting.

Our vinyl coated fabrics products have various high performance characteristics and capabilities. They are durable, stain resistant, easily processed, more cost-effective and better performing than traditional leather or fabric coverings. Our products are frequently used in applications that require rigorous performance characteristics such as automotive and non-automotive transportation, certain indoor/outdoor furniture, commercial and hospitality seating, healthcare facilities and athletic equipment. Materials that we manufacture come in a wide range of colors and textures and can be hand or machine sewn, laminated to an underlying structure, thermoformed to cover various substrates or made into a variety of shapes for diverse end-uses. We are a long-established supplier to the global automotive industry and manufacture products for interior trim components from floor to headliner which are produced to meet specific component production requirements such as cut and sew, vacuum forming/covering, compression molding, and high frequency welding. Some products are supplied with micro perforations, which are necessary on most compression molding processes. Materials can also be combined with polyurethane or polypropylene foam laminated with either flame or hot melt adhesive for seating, fascia and door applications.

The automotive sector represented approximately 63% of our total sales in 2014. Our products are used primarily in the following automotive applications:

•	Seating
•	Door panels
•	Head and arm rests
•	Security shades
•	Components

The non-automotive transportation sector represented 13% of our 2014 sales and primarily consisted of seating products for original equipment manufacturers of non-automotive and light truck vehicles in the following five categories:

•	Personal watercraft, ATV’s, snowmobiles, golf carts
•	Light and heavy industrial equipment and agricultural equipment (tractors, bulldozers)
•	Recreational vehicles, vans and motor homes
•	Heavy and medium trucks
•	Mass transit (trains, buses)

The distribution market sector represented approximately 11% of our 2014 sales and consists primarily of sales of the standard Naugahyde and Ambla product lines to local furniture shops, smaller furniture manufacturers and companies serving the hospitality and automotive and marine aftermarkets for refurbishing and replacement. The sales organization employed to service this market is a network of approximately 40 distributor locations.

The contract sector, which represented approximately 13% of our 2014 sales, includes contract furniture/upholstery, marine, healthcare, child care, and industrial equipment.

Products are developed and marketed based upon the performance characteristics required by end-users. For example, for recreational products used outdoors, such as boats, personal watercraft, golf carts and snowmobiles, a product designed primarily for durability and weatherability is used. We also manufacture a line of products called BeautyGard, with water-based topcoats that contain agents to protect against bacterial and fungal micro-organisms and can withstand repeated cleaning, a necessity in the restaurant and health care industries. These topcoats are environmentally friendlier than solvent-based topcoats. The line is widely used in hospitals and other healthcare facilities. Flame and smoke retardant vinyl coated fabrics are used for a variety of commercial and institutional furniture applications, including hospitals, restaurants and residential care centers and seats for school busses and aircraft.

We produce vinyl coated fabrics and laminated composites through a continuous cast manufacturing process. The continuous cast method yields a material with a soft finish, deep grain pattern, wide temperature tolerance range and high malleability factor for thermoforming. In addition, we possess plastisol-compounding capability, a variety of proprietary formulations and highly versatile finishing processes. We believe that our products are differentiated in the market by unique protective topcoat finishes and adhesive back coats, as well as rotogravure printing, which imparts multiple features, character prints and non-registered prints. We also have the in-house capability to perform transfer printing as well as micro-perforation, which provides product breathability.

We seek to ensure that every product fully meets customer requirements of specification, reliability and performance.

We believe that we maintain our market leadership position through a strong research and development effort that provides strong product development capability. This yields enhanced product characteristics, lower cost of material combinations and new proprietary product formulations. We estimate that approximately 17% of our sales relate to products developed to customer specifications.

Our Stoughton, Wisconsin facility achieved ISO 9001:2008 status in 1999 and has renewed it annually since then. Our UK facility achieved ISO TS 16949 status in 2004 and is approved to the European Council Directive 96/98 EX on Marine Equipment as amended for Module D Production Quality

We hold no patents but maintain certain of our process technologies as trade secrets.

Our legacy Smartgate safety sensors are used in or with parking gates to protect life and property. Our sensors are based on presence-sensing technology that we call InvisaShield. Although we believe that our InvisaShield technology may have additional applications for safety products, substantially all of our revenue from this business has been derived from the sale of SmartGate sensors used in parking gates.

Our Distribution Methods

Products are developed and marketed based upon the performance characteristics required by end-users. We currently serve customers world-wide with 18 full-time sales persons in offices in Sarasota, Florida, Nappanee, Indiana and Earby, Lancashire and three exclusive agents in Italy, Germany and Turkey and an extensive distributor network in the U.S., the United Kingdom, Scandinavia, France, Germany and Hong Kong. 11% of our worldwide sales in 2014 were made through distributors. The industrial business is supported mainly from stock and via a catalogue.

We maintain websites for our principal U.S. non-automotive products at www.naugahyde.com and for our global products at www.wardlestoreys.com and www.ambla.com.

Our top 25 customers account for approximately 70% our sales. No single customer accounted for more than 18% of our total sales in 2014.

We sell our safety sensor products directly to manufacturers, dealers and end users. We have attended trade shows and have continued our relationships with our customer list, which comprises manufacturers, dealers and end users. We also receive unsolicited orders by telephone, fax or the internet. In addition, we have sought relationships with architectural engineering firms and municipalities that are implementing projects requiring parking barrier gates, such as municipal parking lots and airport reconstruction. Although we have not maintained a full-time sales force for this business, we have engaged outside consultants.

Competition

We compete primarily on the basis of style, color, product breadth and quality, as well as price and customer service.

The global vinyl coated fabrics market is highly fragmented. The uses of vinyl coated fabrics include automotive, furniture, industrial, protective clothing, wall coverings, book coverings, non-automotive transportation and awnings and tents.

The following table sets forth product applications in the markets in which we actively compete domestically and our primary competitors in those markets.

Markets	Key Uses	Primary Competitors

Automotive	Interior components Seating applications Security shades	Canadian General-Tower Limited Benecke-Kaliko AG Hornschuch Group GmbH Vulcaflex S.p.A. Haartz Corporation Morbern, Inc.
Transportation and Contract	ATV/snowmobile/PWC/golf carts Heavy/light equipment RVs/motor homes	Canadian General-Tower Limited Morbern, Inc. Spradling International Inc.
Distribution	Approximately 40 distributor and reseller locations	OMNOVA Solutions Spradling International Inc. Hornschuch Group GmbH Morbern, Inc.
Contract	Office/contract/institutional furniture Restaurant booth Health care Marine	OMNOVA Solutions Morbern, Inc. Hornschuch Group GmbH Alcor Gislaved Folie AB Griffine Enduction
Other	Home furnishings/dinettes	Spradling International Inc.

Raw Materials

The principal raw materials for our coated fabrics are casting paper, knit fabric, PVC plastic resins, pigments and plasticizers. We have multiple sources for most of these materials. We believe that in the few instances where we have a sole supplier we can re-engineer around the sole-sourced materials if necessary with minimal effort and cost.

Concentration of Customers

The only customer that accounts for ten percent or more of our consolidated revenues is Lear Corporation. 70% of our global sales in 2014 were contributed by our top 25 customers. Our largest customer contributed 18% to our total sales in 2014.

Trademarks and Material Contracts

We own the following proprietary brands and trademarks, among others:

•	All-American®
•	Ambla®
•	Amblon®
•	BeautyGard®
•	Chameá™
•	Cirroflex®
•	Flameblocker™
•	Naugaform®
•	Naugahyde®
•	NaugaSatin ™
•	NaugaSoft®
•	NaugaSylk™
•	Plastolene®
•	Spirit Millennium®
•	Velbex®
•	Vynide®

Employees

 We believe that we maintain a stable, experienced and productive workforce, currently employing a total of 410 employees.

Most of our employees who are involved in the production process are located at manufacturing facilities in Stoughton, Wisconsin and Earby, England. The production employees at the Stoughton, Wisconsin facility are represented by Local 1207 of the United Steel Workers (formerly P.A.C.E.). The term of the collective bargaining agreement for Stoughton represented employees extends to March 2023. Most of the employees at our Earby facility are represented by UNITE. The collective bargaining agreement with UNITE does not specify a termination date.

Our executive and corporate employees work in our executive office in Sarasota, Florida, and our domestic automotive sales support employees work in our sales office in Nappanee, Indiana.

Effect of Existing or Probable Government Regulations on Our Business

Our manufacturing processes are subject to increasingly stringent regulation by environmental, health and safety authorities. It is difficult to predict future changes in environmental, health and safety regulations on our future financial results. Continued compliance could result in significant increases in capital expenditures and operating costs. Any increase in these costs, or unanticipated liabilities, arising out of a release of regulated material, discovery of previously unknown conditions, more aggressive enforcement actions or new requirements, could adversely affect our financial results.

Our safety sensor product is subject to regulation of radio frequency (RF) by the Federal Communications Commission. Our safety sensor product does have FCC Certification. On March 1, 2001, Underwriters Laboratory (UL) implemented a new safety standard for the powered gate, door and window industry. This rule, while not a governmental regulation, is considered an indication of reasonable safety for powered gates, doors and windows. Manufacturers of gates and operators that rely upon UL certification or consider UL certification to be significant could require that our product be certified by UL. Our safety sensor product is not UL certified. The absence of UL certification could present a barrier to sales to potential customers.

Research and Development

We are actively engaged in research and development programs designed to develop new products, manufacturing processes, systems and technologies, while reducing costs to customers and enhancing existing product lines. We believe that investment in research and development has been an important factor in establishing and maintaining our competitive position in many of the specialized niche markets in which our products are sold. Product performance capabilities and characteristics are continually adjusted to meet customer needs.

In-house design and innovative product development are key features of our business. Our in-house design studio enables us to develop new designs for customers and then deliver them in sample form or by computer-aided design (CAD).  We have access to a vast range of grain, prints and surface effects, which are constantly evolving and increasing. Further trends are captured and expressed in our own concept work and exclusive designs are developed from customer requests. Our CAD systems allow fast creation and display of design innovation. “Drape” software enables computer generated designs to be shown in situ in interiors of vehicles before the expense of production is incurred. A silicone cast surface-modeling system permits the transfer of material surface finishes, including leather and fabrics, onto vinyl foils for customer review before investment in tooling. Diverse production systems and equipment create an extensive automotive product range. Hi-Loft and anti-squeak finish (ASF) are examples of product developments providing customers with cost reduction and material performance enhancements.

We spent $1,527,589 for research and development in 2014 and $1,394,267 in 2013.

Compliance with Environmental Laws

We believe that we are in compliance with all applicable environmental laws and regulations. We have not needed to make any material expenditure to maintain such compliance during the past two fiscal years, nor do we anticipate having to make any material expenditure to maintain such compliance in the foreseeable future.

We aim to comply with all existing regulatory legislation at European, national and local levels and adopt a positive stance in anticipating future, more stringent regulatory requirements. We endeavor to minimize waste throughout the production facility with better utilization of raw materials, energy and water and to prevent at the source the emission of pollutants into the environment. We are committed to continual improvements in environmental performance

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our production facility in Stoughton, Wisconsin (near Madison). The term of the lease extends to October 31, 2033 with an option to renew the lease for an additional five years. This facility consists of an approximately 230,000 square foot building with production, laboratory and administrative office space and a warehouse. Our lease includes several nearby buildings used for storage. The plant achieved ISO 9001:2008 certification and renews this certification on an annual basis. Major equipment at the production facility includes two cast coating lines, five rotogravure printers, four paper reconditioning machines one buffer, four standard embossers, one GAP embosser, two micro-perforators, nine inspection stations with automatic data collection, bulk material handling systems and warehouse bar coding and locator systems. Laboratory facilities at the Stoughton facility replicate the production floor capabilities and enhance our research and development capability.

We also lease our production facility in West Craven Business Park, Earby, Barnoldswick, Lancashire, England. This facility consists of approximately 250,000 square feet. The term of the lease extends to March 2, 2029. Major equipment at the production facility includes three coating lines, six inspection tables, four printers, one calender, three laminators, one embosser, and one perforating process.

Our executive and sales offices occupy approximately 9,010 square feet of premises in Sarasota, Florida under a lease that extends to May 31, 2018.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we may be a party to or be involved with legal proceedings, governmental investigations or inquiries, claims or litigation that are related to our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the NASD OTC BB under the symbol INSA.OB. The following table sets forth the range of high and low bids to purchase our Common Stock during the last two fiscal years. Such prices represent quotations between dealers, without dealer markup, markdown, or commissions, as reported on NASDAQ.com and may not represent actual transactions.

As of March 30, 2015, there were 400 stockholders of record of Invisa Common Stock.

Quarter	High Bid	Low Bid

First Quarter 2013	$0.30	$0.30
Second Quarter 2013	$0.30	$0.30
Third Quarter 2013	$0.42	$0.42
Fourth Quarter 2013	$0.70	$0.70

First Quarter 2014	$1.50	$0.50
Second Quarter 2014	$2.00	$1.10
Third Quarter 2014	$2.00	$1.35
Fourth Quarter 2014	$2.41	$1.50

On March 24, 2015, the high and low prices for shares of our Common Stock in the over-the-counter market, as reported by NASD.OTC.BB were $2.99 and $2.94 per share.

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

Currently, the payment by the Company of dividends on its Common Stock rests within the sole discretion of its Board of Directors. The payment of dividends will depend upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. The Company has not been required to or declared any cash dividends since its inception, and has no present intention of paying any cash dividends on its Common Stock in the foreseeable future.

Transfer Agent

The Transfer Agent for the Common Stock of the Company is Continental Stock Transfer and Trust Company 17 Battery Place, New York, NY 10004.

Recent Sales of Unregistered Securities

During the years ended December 31, 2014 and December 31, 2013 a total of 140,000 shares of common stock were issued to an aggregate of four directors and officers for services rendered in 2013. The Company charged the fair value of these shares to operations in 2013. However, the par value of these shares was recorded at the time of issuance of these shares in the first quarter of 2014.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of the Company’s financial condition and results of its operations and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K.

Results of Operations

Invisa, Inc.

Consolidated Operating Results

For the Years Ended December 31, 2014 and December 31, 2013

	2014	2013	Change	%

Net Sales	$98,323,226	$94,766,651	$3,556,575	3.8%
Cost of Sales	79,004,240	77,560,044	1,444,196	1.9%
Gross Profit	19,318,986	17,206,607	2,112,379	12.3%
Other Expenses:
Selling	4,691,974	3,706,656	985,318	26.6%
General and administrative	8,437,348	6,424,005	2,013,343	31.3%
Research and development	1,527,589	1,394,267	133,322	9.6%
Total operating expenses	14,656,911	11,524,928	3,131,983	27.2%
Operating Income	4,662,075	5,681,679	(1,019,604)	-17.9%
Interest expense	(1,552,541)	(1,282,532)	(270,009)	21.0%
Gain on bargain purchase	—	4,646,046	(4,646,046)	-100.00%
Other income	190,234	109,438	80,796	73.8%
Income before taxes	3,299,768	9,154,631	(5,854,863)	-64.0%
Tax (benefit) provision	(1,340,682)	175,491	(1,516,173)	-100.0%
Net income	4,640,450	8,979,140	(4,338,690)	-48.3%
Preferred dividends	(403,582)	—	(403,582)	—
Net income available to common shareholders	$4,236,868	$8,979,140	$(4,742,272)	-52.8%

Overview:

On November 10, 2014, the Company acquired all of the ownership interests in Uniroyal Engineered Products, LLC (“Uniroyal”), and all of the ordinary common stock of Engineered Products Acquisition Limited (“EPAL”), the holding company for Wardle Storeys (Group) Limited (“Wardle Storeys”). As further explained in the consolidated financial statements and notes thereto this transaction was treated as a combination between entities under common control and was accounted for in a manner similar to the pooling-of-interest method.

Prior to its acquisition by Invisa, EPAL had acquired 100% of the common stock of Wardle Storeys on March 4, 2013 using acquisition accounting. Therefore the combined operating results for 2013 only include the results of Wardle Storeys for the period March 4, 2013 through December 31, 2013 or approximately 10 months partially explaining the increases from year to year.

Wardle Storeys’ functional currency is the British Pound Sterling. The average exchange rate for the Pound Sterling to the U.S. Dollar was approximately 5% higher in 2014 compared to 2013. Although it affected and increased each line item in 2014, the overall effect on net income was approximately $80,000 for the 2014 year compared to 2013.

Revenue:

Total revenue in 2014 increased $3,556,575 or 3.8% to $98,323,226 from $94,766,651 in 2013. The 2013 results only included 10 months for Wardle Storeys whereas 2014 included a full 12 months. Assuming the Wardle Storeys transaction had occurred on January 1, 2013, total consolidated revenues would have shown a decrease of $5.4 million. The decrease was primarily due to the end of a one-year 2013 special automotive program that totaled approximately $6 million and the roll off of some legacy automotive platforms. The decrease in revenue was partially offset by new automotive platform launches and favorable impact of the change in the average Sterling exchange rate for 2014 compared to 2013.

Gross Profit:

Total gross profit in 2014 was $19,318,986 or 19.6% of sales compared with $17,206,607 or 18.2% of sales in 2013. Assuming the Wardle Storeys transaction had occurred on January 1, 2013, the consolidated gross profit would have been $18,375,994 or 17.7% of sales, an increase of approximately $943,000 despite lower revenue. The gross profit percentage increased in 2014 primarily due to the rolling off of lower margin automotive platforms which were replaced with higher margin platforms and the positive results of cost efficiency programs implemented in 2013 and 2014.

Operating Expenses:

Selling expenses in 2014 increased $985,318 or 26.6% to $4,691,974 from $3,706,656 in 2013. Assuming the Wardle Storeys transaction had occurred on January 1, 2013, selling expenses would have only increased $456,326. The increase resulted primarily due to increases in administrative, marketing and support staff expenses and partially to the change in the exchange rate.

General and administrative expenses in 2014 increased by $2,013,343 to $8,437,348 from $6,424,005 in 2013. Assuming the Wardle Storeys transaction had occurred on January 1, 2013, general and administrative expenses would have only increased by $1,632,062. Expenses increased in 2014 due to costs associated with the acquisition in the amount of $414,000 and increasing labor costs and administrative expenses necessary to prepare the Company to become a multinational SEC reporting company. Included in general and administrative expense is approximately $492,000 and $123,826 for 2014 and 2013, respectively, of statutory severance payments as a result of labor reduction programs at our U.K. facility. The severance program was fully expensed in 2014.

Research and development expenses in 2014 increased by $133,322 to $1,527,589 from $1,394,267 in 2013. Assuming the Wardle Storeys transaction had occurred on January 1, 2013, research and development expenses would have only increased by $51,652, primarily due to increased development for new automotive platforms in 2014 and to the change in the exchange rate.

Interest expense:

Interest expense in 2014 increased by $270,009 to $1,552,541 from $1,282,532 in 2013. Assuming the Wardle Storeys transaction had occurred on January 1, 2013, interest expense would have increased by $228,110, primarily due to the capital lease transaction on the Company’s US manufacturing facility that was signed in November 2013.

Gain on bargain purchase:

The gain on bargain purchase was associated with the acquisition of Wardle Storeys by EPAL on March 4, 2013. The purchase price was £2,910,000 or approximately $4,381,000. The assets acquired and the liabilities assumed were adjusted to their fair values. Because the fair value of the net assets was greater than the purchase price, the Company recorded the difference of $4,646,046 as a gain on bargain purchase.

Tax (benefit) provision:

The income tax provision in 2013 is related to EPAL and calculated in accordance with the U.K. tax regulations. Prior to its acquisition by the Company, Uniroyal, for tax purposes, was a pass-through LLC with the members being responsible to pay any federal and state income taxes. Invisa, Inc., as a separate company, had a net operating loss and therefore did not incur a tax liability.

The benefit for 2014 in the amount of $1,340,682 is primarily related to a reduction in the Company’s U.S. deferred tax asset valuation allowance. The Company had a deferred tax asset resulting from accumulated net operating losses but they had been fully reserved as of December 31, 2013 because the Company concluded that it was more likely than not that some portion or all of the deferred tax assets would not be realized. At December 31, 2014, the Company concluded after an analysis that it was now more likely than not that some of the asset would be realized and accordingly reduced the valuation allowance by $1,253,000, creating a tax benefit which is recognized in the operating results.

During 2014, the Company filed in the U.K. a special return to claim tax deductions related to research and development expenses incurred during the tax periods 2012 and 2013. This resulted in an addition to the deferred tax asset in the amount of $414,600 and, net of our regular provision on the U.K. operating results of $326,917, created a net benefit for the period of $87,682.

Preferred stock dividend:

The terms of the acquisitions in November 2014 resulted in the issuance of preferred ownership units/stock of UEP Holdings, LLC and EPAL to the sellers. These preferred units carried quarterly dividend requirements on a total value of $55,000,000 at rates ranging from 5% to 5.5%. The dividend reflected in the financial statements for the 2014 is the dividend payable for the period November 10, 2014 through December 31, 2014 which was paid in January 2015.

Liquidity and Sources of Capital

The Company maintains zero based cash accounts at its corporate offices in the U.S and minimal cash balances in the U.K. accounts for outstanding checks. Cash as it is needed is provided by using the Company’s lines of credit. These lines provide for a total borrowing commitment in excess of $40,000,000 subject to the underlying borrowing base specified in the agreements. At December 31, 2014, $16,396,306 is outstanding under these lines with additional availability of $2,977,011. The balances due under the lines of credit are recorded as current liabilities on the balance sheet.

Given our capital resources in the U.S. and the potential for increased investment and acquisitions in foreign jurisdictions, we do not have a history of repatriating a significant portion of our foreign cash. Accordingly, we have not recognized a deferred tax liability for these unremitted earnings. In the event that circumstances should change in the future and we decide to repatriate these foreign amounts to fund U.S. operations, the Company would record a tax expense and pay the applicable U.S. taxes on these repatriated foreign amounts.

The ratio of current assets to current liabilities, including the amount due under our lines of credit, was 1.15 at December 31, 2014 compared to 1.16 at December 31, 2013.

Cash balances increased $293,205, after the effects of currency translation of $28,542, to $604,234 at December 31, 2014 from $311,029 at December 31, 2013. This was a result of cash flows generated from operations during the year and the net increase in outstanding debt, offset by equipment purchases and distributions to members of Uniroyal. Of the above noted amounts $480,803 and $290,455 were held outside the U.S. by our foreign subsidiaries as of December 31, 2014 and 2013, respectively.

Cash provided by operations was $4,195,458 for the year ended December 31, 2014 compared to $6,485,445 for the year ended December 31, 2013. Cash provided by operations during 2014 was primarily due to operating income and increased accounts payable due to the timing of vendor payments offset by increases in accounts receivable and inventories. Cash provided by operations during 2013 was primarily due to operating income and decreased accounts receivables and inventories and offset by decreases in accounts payable and accrued expenses.

Cash used in investing activities was $3,273,143 for the year ended December 31, 2014 compared to $2,421,559 for the year ended December 31, 2013. During 2014, cash used for investing activities was principally for purchases of machinery and equipment at our manufacturing locations. Of the $3,255,643 total capital expenditures for 2014, $2,504,998 was for the U.K. manufacturing facility and of this amount $1,603,236 was for the construction of a new production line. The total cost of the line will be approximately $2.3 million. We have arranged a financing lease for approximately $1.8 million which was funded in March 2015. The proceeds from this lease will primarily be used to reduce the Company’s U.K. line of credit. During 2013, the Company used $681,340 of net cash to acquire Wardle Storeys.

Cash used in financing activities was $600,568 for the year ended December 31, 2014 compared to $3,873,691 for the year ended December 31, 2013. During both 2014 and 2013, cash used in financing activities included distributions to the former members of Uniroyal of $1,800,604 and $1,927,836, respectively, for taxes payable by the members as required by the member agreement. Included in 2014 was an increase in long-term debt of $725,798 which primarily was from the term loan on equipment previously owned by the Company not previously financed. Included in 2013 was a net increase in related party debt obligations of $919,162 primarily used to acquireWardle Storeys and an increase in Company owned life insurance of $423,986.

We have revolving lines of credit commitment totaling in excess of $40,000,000 subject to the underlying borrowing base. The lines bears interest at LIBOR plus a range of 2.15% to 3.15%, depending on the underlying borrowing base, or, at our option, at the bank's prime or base lending rate. At December 31, 2014 the outstanding borrowings were $16,396,306 with additional availability of $2,977,011. We plan to use this availability to help finance our cash needs in fiscal 2015 and future periods.

Our credit agreements contains customary affirmative and negative covenants. We were in compliance with our debt covenants as of December 31, 2014.

We currently have several on-going capital projects that are important to our long term strategic goals. Machinery and equipment will also be added as needed to increase capacity or enhance operating efficiencies in our manufacturing plants. We will use a combination of financing arrangements to provide the necessary capital. We believe that our existing resources, including cash on hand and our credit facilities, together with cash generated from operations and additional bank borrowings, will be sufficient to fund our cash flow requirements through at least the next twelve months. However, there can be no assurance that additional financing will be available on favorable terms, if at all.

We have no material off balance sheet arrangements.

Contractual Obligations

	Payments Due
	Total	Less Than 1 Year	2 -3 Years	4 - 5 Years	More Than 5 Years

Long-term debt	$8,780,513	$518,562	$2,102,903	$2,657,877	$3,501,171
Capital lease obligations	334,907	96,071	163,022	75,814	—
Interest payments on long-term debt	7,582,929	852,339	1,575,203	1,114,853	4,040,534
Operating leases	8,796,918	1,148,588	1,948,371	1,324,172	4,375,787
Purchase obligations	1,169,612	1,169,612	—	—	—
Post-retirement funding obligations	2,777,609	117,289	296,484	343,472	2,020,364
Other long-term liabilities	—
	$29,442,488	$3,902,461	$6,085,983	$5,516,188	$13,937,856

______________

(a)

Certain of our notes payable, long-term debt and capital lease obligations pay interest at variable rates. In the contractual obligations table above, we have elected to apply estimated interest rates to determine the value of these future interest payments.

(b)	Consists of purchase commitments entered into as of December 31, 2014 for property, plant and equipment pursuant to legally enforceable and binding agreements

Critical Accounting Policies, Judgments and Estimates

The U.S. Securities and Exchange Commission ("SEC") requires companies to provide additional disclosure and commentary on their most critical accounting policies. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and requires management to make its most significant estimates and judgments in the preparation of its consolidated financial statements. Our critical accounting policies are described below.

Revenue Recognition

Revenue is generally recognized when goods are shipped, title and risk of ownership have passed, the price to the buyer is fixed or determinable and collectability is reasonably assured. Based on historical results and analysis, we estimate and calculate provisions for customer rebates and sales returns and allowances and record as an offset to revenue in the same period the related revenue is recognized.

Accounts Receivable

On an ongoing basis, we evaluate the accounts receivable based on individual customer circumstances, historical write-offs and collections, and current industry and customer credit conditions, and adjust the allowance for doubtful accounts accordingly. Our policy regarding write-offs and collection efforts varies based on individual customer circumstances. Past due accounts receivable are determined based on individual customer credit terms.

Inventories

We value inventory at the lower of cost using the first-in, first-out (FIFO) method, or market. We assess the recoverability of inventory and record a provision for obsolescence based upon specifically identified, discontinued, or obsolete items and a percentage of quantities on hand compared with historical and forecasted usage and sales levels. These assessments, which require management’s judgments and estimates, reduce inventories to their estimated net realizable value.

Goodwill, Intangible Assets, and Other Long-Lived Assets

Long-lived assets consist of goodwill, identifiable intangible assets, trademarks, and property and equipment. We have deemed that our trademarks have indefinite useful lives and are not amortized unless we determine their useful lives are no longer indefinite. Other intangible assets and property and equipment, excluding goodwill, are amortized using the straight-line method over their estimated useful life. We review long-lived assets, including property, equipment, and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.

Income Tax

We file income tax returns in the United States as a C-Corporation, and in several state jurisdictions and in the United Kingdom. Our subsidiary, Uniroyal, is a limited liability company (LLC) for federal and state income tax purposes and as such, its income, losses, and credits are allocated to its members. Prior to November 10, 2014, as the previous owners, the sellers were the sole members and reported the allocations on their personal tax returns. As a result, in the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and December 31, 2013, there is no tax provision on its income prior to November 10, 2014. After this date, Uniroyal’s income is allocated entirely to UEPH as its sole member. We then receive this income allocation as a member of UEPH less the dividends paid on the preferred units held by the former members of Uniroyal.

We follow ASC 740 Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax asset to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. We have a federal net operating loss carryforward of approximately $18 million as of December 31, 2014, which expires in years beginning 2018 through 2033. We have deferred tax assets as a result of these loss carryforwards which have been reduced by a valuation allowance to $1,253,000 at December 31, 2014.

Foreign Currency Translation

The financial position and results of operations of our foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted average exchange rates during the year. The resulting translation gains and losses on assets and liabilities are recorded in Accumulated Other Comprehensive Income (Loss), and are excluded from net income until realized through a sale or liquidation of the investment.

Fair Value of Financial Instruments

Our short-term financial instruments consist primarily of the following: cash and cash equivalents, accounts receivable and accounts payable. We adjust the carrying value of financial assets denominated in other currencies such as cash, accounts receivable, accounts payable and the lines of credit using the appropriate exchange rates at the balance sheet date. We believe that the carrying values of these short-term financial instruments approximate their estimated fair values.

The fair value of our long-term debt is estimated based on current rates for similar instruments with the same remaining maturities. In determining the current interest rates for similar instruments, we take into account its risk of nonperformance. We believe that the carrying value of our long-term debt approximates its estimated fair value.

The fair value of the our interest rate swaps are based on the estimated amounts that we would receive, or pay, to sell or transfer the swaps to a third party, taking into account current and future interest rates and our nonperformance risk and the counterparty. Our interest rate swaps are recorded at their estimated fair values in the accompanying balance sheets.

Postretirement and Postemployment Benefit Liabilities

We provide certain health care and life insurance benefits for substantially all employees (active or retired) who were employed prior to February 20, 1987. In calculating our plan obligations and related expense, we make various assumptions and estimates. These assumptions include discount rates, mortality rates, retirement rates, termination rates and other factors. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our obligations and future expense.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board issued a new standard ASU No. 2014-09, "Revenue from Contracts with Customers." Under ASU 2014-09 recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for the Company January 1, 2017. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.

On February 18, 2015, the Financial Accounting Standards Board issued a new standard ASU No. 2015-02, " Consolidation (Topic 810): Amendments to the Consolidation Analysis." The new standard affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. It will be effective for the Company January 1, 2016. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Invisa, Inc.

Sarasota, Florida

We have audited the accompanying consolidated balance sheet of Invisa, Inc. and subsidiaries (the "Company") as of December 31, 2014 and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Frazier & Deeter, LLC

Frazier & Deeter, LLC

Tampa, Florida

March 30, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Invisa, Inc.

We have audited the consolidated balance sheet of Invisa, Inc. and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Engineered Products Acquisition Limited (“EPAL”), a wholly-owned subsidiary, which statements reflect total assets and revenues constituting 45 percent and 43 percent, respectively, of the related consolidated totals. Those statements were audited by KPMG LLP whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for EPAL, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of KPMG LLP, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kingery & Crouse, P.A.

Kingery & Crouse, P.A.

Certified Public Accountants

Tampa, Florida

March 30, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Engineered Products Acquisition Limited

We have audited the consolidated balance sheet of Engineered Products Acquisition Limited and subsidiaries as of December 31, 2013 and the related consolidated profit and loss account, cash flow statement and reconciliation of movements in shareholders’ funds for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Engineered Products Acquisition Limited and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with generally accepted accounting principles in the United Kingdom.

Accounting principles generally accepted in the United Kingdom vary in certain significant respects from U.S. generally accepted accounting principles. Information relating to the nature and effect of such differences is presented in note 25 to the consolidated financial statements.

/s/ KPMG LLP

KPMG LLP

Manchester, United Kingdom
March 30, 2015

INVISA, INC.

Consolidated Balance Sheets

As of December 31, 2014 and December 31, 2013

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$604,234	$311,029
Accounts receivable, net	14,607,787	15,003,030
Inventories, net	17,421,082	17,271,621
Other current assets	2,130,282	1,560,555
Related party receivable	74,931	42,475
Total Current Assets	34,838,316	34,188,710

PROPERTY AND EQUIPMENT	12,001,128	9,911,119

OTHER ASSETS
Intangible assets	3,668,956	3,767,896
Goodwill	1,079,175	1,079,175
Other long-term assets	1,295,965	571,824
Total Other Assets	6,044,096	5,418,895

TOTAL ASSETS	$52,883,540	$49,518,724

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Checks issued in excess of bank balance	$438,145	$622,590
Line of credit	16,396,306	15,792,852
Current maturities of long-term debt	522,095	545,026
Current maturities of capital lease obligations	96,071	51,016
Accounts payable	9,409,062	8,981,303
Accrued expenses	3,408,143	3,217,493
Related party payable	20,260	20,260
Current portion of postretirement benefit liability - health and life	115,039	131,714
Total Current Liabilities	30,405,121	29,362,254

LONG-TERM LIABILITIES
Long-term debt, less current portion	1,355,297	967,113
Capital lease obligations	238,836	—
Related party lease financing obligations	2,162,393	2,014,440
Long-term debt to related parties	4,740,728	4,572,546
Postretirement benefit liability - health and life, less current portion	2,662,570	2,358,896
Other long-term liabilities	840,378	907,358
Total Long-Term Liabilities	12,000,202	10,820,353
Total Liabilities	42,405,323	40,182,607

(Continued)

See accompanying notes to the consolidated financial statements.

INVISA, INC.

Consolidated Balance Sheets

As of December 31, 2014 and December 31, 2013

(Continued)

	December 31, 2014	December 31, 2013

STOCKHOLDERS' EQUITY
Convertible Preferred Stock: 5,000,000 shares authorized ($100 value):
Series A, 9,715 shares issued and outstanding	798,500	798,500
Series B, 2,702 shares issued and outstanding	270,160	270,160
Series C, 16,124 shares issued and outstanding	1,600,467	1,600,467
Preferred units, Series A UEP Holdings, LLC, 200,000 units issued and outstanding ($100 issue price)	617,571	—
Preferred units, Series B UEP Holdings, LLC, 150,000 units issued and outstanding ($100 issue price)	463,179	—
Preferred stock, Engineered Products Acquisition Limited, 50 shares issued and outstanding (£1.00 stated value)	75	—
Common stock, 95,000,000 shares authorized ($.001 par value) 14,351,398 and 13,881,598 shares issued and outstanding as of December 31, 2014 and 2013, respectively	14,352	13,881
Additional paid in capital	32,549,585	33,651,743
Accumulated deficit	(26,626,634)	(29,062,898)
Accumulated other comprehensive income	790,962	2,064,264
Total Stockholders' Equity	10,478,217	9,336,117

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$52,883,540	$49,518,724

See accompanying notes to the consolidated financial statements.

 INVISA, INC.

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2014 and December 31, 2013

	December 31, 2014	December 31, 2013

NET SALES	$98,323,226	$94,766,651

COST OF GOODS SOLD	79,004,240	77,560,044

Gross Profit	19,318,986	17,206,607

OPERATING EXPENSES:
Selling	4,691,974	3,706,656
General and administrative	8,437,348	6,424,005
Research and development	1,527,589	1,394,267
OPERATING EXPENSES	14,656,911	11,524,928

Operating Income	4,662,075	5,681,679

OTHER INCOME (EXPENSE):
Interest and other debt related expense	(1,552,541)	(1,282,532)
Gain on bargain purchase	—	4,646,046
Other income	190,234	109,438
Net Other (Expense) Income	(1,362,307)	3,472,952

INCOME BEFORE TAX PROVISION	3,299,768	9,154,631

TAX PROVISION (BENEFIT)	(1,340,682)	175,491

NET INCOME	4,640,450	8,979,140

Preferred stock dividend	(403,582)	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	4,236,868	8,979,140

OTHER COMPREHENSIVE INCOME (LOSS):
Minimum benefit liability adjustment	(888,321)	(183,380)
Foreign currency translation adjustment	(425,898)	516,395
Unrealized gain (loss) on effective hedge:
Reclassification of amounts to earnings	42,476	64,108
Unrealized loss for the year	(1,559)	(7,295)

COMPREHENSIVE INCOME TO COMMON SHAREHOLDERS	$2,963,566	$9,368,968

(Continued)

See accompanying notes to the consolidated financial statements.

INVISA, INC.

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2014 and December 31, 2013

(Continued)

	December 31, 2014	December 31, 2013

EARNINGS PER COMMON SHARE:
Basic	$0.30	$0.64
Diluted	$0.22	$0.48
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	14,180,963	14,012,959
Diluted	18,937,796	18,769,792

See accompanying notes to the consolidated financial statements.

INVISA, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2014 and December 31, 2013

																	Accumu-
																	lated
																	Other
											EPAL				Additional	Accumu-	Compre-
	Preferred A		Preferred B		Preferred C		UEPH Series A		UEPH Series B		Preferred		Common Stock		Paid-in	lated	hensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance January31, 2013	9,715	$798,500	2,702	$270,160	16,124	$1,600,467	—	$—	—	$—	—	$—	14,214,398	$14,214	$33,592,868	$(36,114,202)	$1,674,436	$1,836,443
2013 Net Income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8,979,140	—	8,979,140
Issuance of and subscription for common stock for directors/officers and consultants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	131,750	—	—	131,750
Contributed officer compensation 2013	—	—	—	—	—	—	—	—	—	—	—	—	—	—	36,000	—	—	36,000
Other comprehensive gain	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	389,828	389,828
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,927,836)	—	(1,927,836)
Purchase treasury shares at cost	—	—	—	—	—	—	—	—	—	—	—	—	(332,800)	(333)	(108,875)	—	—	(109,208)

Balance December 31, 2013	9,715	798,500	2,702	270,160	16,124	1,600,467	—	—	—	—	—	—	13,881,598	13,881	33,651,743	(29,062,898)	2,064,264	9,336,117

2014 Net Income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,640,450	—	4,640,450
Acquisitions (Note 16)	—	—	—	—	—	—	200,000	617,571	150,000	463,179	50	75	—	1	(1,080,826)	—	—	—
Issuance of and subscription for common stock for directors/officers and consultants	—	—	—	—	—	—	—	—	—	—	—	—	555,100	555	81,136	—	—	81,691
Contributed officer compensation 2014	—	—	—	—	—	—	—	—	—	—	—	—	—	—	36,000	—	—	36,000
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,273,302)	(1,273,302)
Distributions	—	—	—	—	—	—	—	—	—	—	—	—				(1,800,604)	—	(1,800,604)
Preferred stock dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(403,582)	—	(403,582)
Purchase treasury shares at cost	—	—	—	—	—	—	—	—	—	—	—	—	(85,300)	(85)	(138,468)	—	—	(138,553)

Balance December 31, 2014	9,715	$798,500	2,702	$270,160	16,124	$1,600,467	200,000	$617,571	150,000	$463,179	50	$75	14,351,398	$14,352	$32,549,585	$(26,626,634)	$790,962	$10,478,217

See accompanying notes to the consolidated financial statements.

 INVISA, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014 and December 31, 2013

	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,640,450	$8,979,140
Adjustments to reconcile net income to net cash flows from operating activities
Depreciation	1,381,452	1,578,807
Gain on bargain purchase	—	(4,646,046)
Deferred tax benefit	(1,253,000)	—
Distribution of life insurance policy as compensation	207,227	—
Non-cash stock compensation expense	81,691	124,000
Contributed officer compensation	36,000	36,000
Interest expense added to principal of note payable	80,317	111,090
Amortization of intangible assets	54,583	57,418
Loss on disposal of property and equipment	5,209	267,730
Noncash postemployment health and life benefit	(589,896)	(183,380)
Amortization of original issue note discount	—	42,680
Changes in assets and liabilities
Accounts receivable	(120,768)	1,146,779
Inventories	(575,000)	666,953
Other current assets	(240,332)	(27,113)
Related party receivable	(32,456)	132,525
Other long-term assets	(178,868)	22,228
Accounts payable	747,459	(1,142,813)
Accrued expenses	(56,858)	(332,261)
Postretirement benefit liability - health and life	(11,020)	(314,342)
Other long-term liabilities	19,268	(33,950)
Net Cash Flows from Operating Activities	4,195,458	6,485,445

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,255,643)	(1,490,219)
Purchase of Wardle Storeys less cash acquired	—	(681,340)
Cash paid for lease deposit	(17,500)	(250,000)
Net Cash Flows used in Investing Activities	(3,273,143)	(2,421,559)

(Continued)

See accompanying notes to the consolidated financial statements

INVISA, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014 and December 31, 2013

(Continued)

	December 31, 2014	December 31, 2013

CASH FLOWS FROM FINANCING ACTIVITIES
Checks issued in excess of bank balance	(184,445)	(259,386)
Net advances (reductions) on line of credit	1,085,575	(1,654,199)
Payments on long-term debt	(187,360)	(459,970)
Proceeds from issuance of long-term debt	725,798	125,019
Payments on capital lease obligations	(100,979)	(91,037)
Net payments on life insurance policies	—	(423,986)
Proceeds from related party obligation	—	919,162
Proceeds from issuance of units to members	—	7,750
Purchase of treasury stock	(138,553)	(109,208)
Distributions to members	(1,800,604)	(1,927,836)
Net Cash Flows used in Financing Activities	(600,568)	(3,873,691)
Net Change in Cash and Cash Equivalents	321,747	190,195
Cash And Cash Equivalents - Beginning Of Year	311,029	84,489
Effects of currency translation on cash and cash equivalents	(28,542)	36,345

CASH AND CASH EQUIVALENTS - END OF YEAR	$604,234	$311,029

For noncash transactions and supplemental disclosure of cash flow information see Note 2.

See accompanying notes to the consolidated financial statements

INVISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and December 31, 2013

NOTE 1 – Summary of Significant Accounting Policies

Description of the Business

INVISA, INC. (the “Company”) is primarily engaged in the development, manufacturing and distribution of vinyl coated fabrics primarily for use in transportation, residential, hospitality, health care, office furniture and automotive applications. The Company's customers are primarily located throughout North America and Europe.

On November 10, 2014, the Company acquired all of the ownership interests in Uniroyal Engineered Products, LLC (“Uniroyal”), a U.S. manufacturer of textured coatings, and all of the ordinary common stock of Engineered Products Acquisition Limited (“EPAL”), the holding company for Wardle Storeys (Group) Limited (“Wardle Storeys”), a European manufacturer of textured coatings and polymer films.

Invisa made the acquisition of Uniroyal through its newly formed subsidiary, UEP Holdings, LLC (“UEPH”). The aggregate purchase consideration paid for 100% of the outstanding equity of Uniroyal was preferred ownership interests issued by UEPH having an aggregate face value of $35 million. See Note 15 for a description of the preferred units issued. In a separate transaction, Invisa purchased EPAL for 100 shares of Invisa’s Common Stock and Invisa’s guaranty of outstanding EPAL preferred stock retained by the seller having a liquidation preference of £12,518,240 (approximately $20 million at closing).

The principal owner of Uniroyal and EPAL also owned all of Invisa’s outstanding shares of Series A preferred stock and Series B preferred stock; a substantial portion of Invisa’s outstanding Series C preferred stock; and approximately 6.8 million shares of Invisa common stock. As a result of this beneficial ownership, the seller controls in excess of 80% of Invisa voting rights in all matters to come before the Invisa shareholders. As a result of this common ownership and as required by current accounting pronouncements, the November 10, 2014 transaction was treated as a combination between entities under common control and was accounted for in a manner similar to the pooling-of-interest method. The recognized assets and liabilities were transferred at their carrying amounts at the date of the transaction. Further, the companies were also combined retrospectively for prior year comparative information to the extent permitted.

On March 4, 2013, EPAL acquired 100% of the common stock of Wardle Storeys. The purchase price was £2,910,000 or approximately $4,381,000. Included in the statement of comprehensive income for the year ended December 31, 2013 is the operating results of Wardle Storeys for the period March 4, 2013 to December 31, 2013 or approximately ten months of Wardle Storeys’ operating results. Whereas, in the results for the year ended December 31, 2014 there is a full year of their operating results. The assets acquired and the liabilities assumed were adjusted to their fair value at the date of the acquisition. Since the fair value of the net assets was greater than the purchase price, the Company recorded the difference of $4,646,046 as a gain which is shown as gain on bargain purchase in the statement of comprehensive income.

The Company and its subsidiaries other than Uniroyal have a year-end of December 31. Uniroyal prior to the acquisition and since its inception has been on a 52/53 week year depending on the nearest Sunday to December 31. The years ended December 28, 2014 and December 29, 2013 were 52 week years and are included in the consolidated statements of the Company as of and for the years ended December 31, 2014 and 2013.

INVISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and December 31, 2013

NOTE 1 – Summary of Significant Accounting Policies (Continued)

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries and are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). All intercompany balances have been eliminated. The Company manages its operations on a consolidated, integrated basis in order to optimize its equipment and facilities and to effectively service its global customer base, and concludes that it operates in a single business segment. The accounts of EPAL were translated into USD at the average rate for the reporting period for the consolidated statements of comprehensive income and at the rate at the end of the reporting period for the consolidated balance sheets.

Cash and Cash Equivalents

The Company defines cash and cash equivalents as highly liquid, short-term investments with a maturity at the date of acquisition of three months or less.

The Company maintains cash in bank accounts which, at times, exceeds federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks.

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts, returns and discounts of $278,000 and $249,813 as of December 31, 2014 and December 31, 2013.

On an ongoing basis, the Company evaluates its accounts receivable based on individual customer circumstances, historical write-offs and collections, and current industry and customer credit conditions, and adjusts its allowance for doubtful accounts accordingly. The Company's policy regarding write-offs and collection efforts varies based on individual customer circumstances. Past due accounts receivable are determined based on individual customer credit terms.

Customer Rebates

The Company records customer rebates as a reduction of net sales and accounts receivable. Accounts receivable are recorded net of an allowance for customer rebates of $167,778 and $150,226 as of December 31, 2014 and December 31, 2013.

Inventories

Inventories are valued at the lower of cost, using the first-in, first-out (FIFO) method, or market. The Company and its subsidiaries have policies which are consistently applied to maintain reserves for obsolescence based on specific identification or a percentage of the amount on hand exceeding a certain aging.

INVISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and December 31, 2013

NOTE 1 – Summary of Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment are stated at cost. Major expenditures for property and equipment are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are included in income.

Property and equipment are depreciated using the straight-line method over their estimated useful lives. For income tax reporting purposes, depreciation is calculated using both applicable straight-line methods and accelerated methods or capital allowances based on the various taxing jurisdictions’ approved methods.

Cash Surrender Value of Insurance Policies

Cash surrender value of insurance policies are valued at the cash surrender value of the contract as determined by the life insurance company. The gross cash value of the insurance policies totaled $36,687 and $219,341 as of December 31, 2014 and December 31, 2013. The cash value of the insurance policies are recorded net of loans of $23,689 as of December 31, 2013 and are included in other long-term assets on the accompanying 2013 balance sheet. During 2014 and 2013, certain policies were sold or distributed as compensation to related parties (see Notes 2 and 11).

Impairment of Finite-Lived Long-Lived Assets

The Company reviews long-lived assets, including property, equipment, and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset. To date, there have been no such losses.

Goodwill and In-Definite-Lived Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired. Trademarks are recorded at estimated fair value at the date they were acquired in certain business acquisitions. To the extent it has been determined that the carrying value of goodwill or trademarks are not recoverable and is in excess of its fair value, an impairment loss is recognized. Impairment is reviewed annually. No impairment loss adjustment was deemed necessary as of December 31, 2014 or December 31, 2013.

INVISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and December 31, 2013

NOTE 1 – Summary of Significant Accounting Policies (Continued)

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

The tax effects from an uncertain tax position are recognized in the financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized, upon ultimate settlement with the relevant tax authority. The Company does not believe there is any uncertainty with respect to its tax positions which would result in a material change to the financial statements.

The Company files income tax returns in the United States as a C-Corporation, and in several state jurisdictions and in the United Kingdom. The Company’s subsidiary, Uniroyal, is a limited liability company (LLC) for federal and state income tax purposes and as such, its income, losses, and credits are allocated to its members. Prior to November 10, 2014, as the previous owners, the sellers were the sole members and reported the allocations on their personal tax returns. As a result, in the accompanying Consolidated Statements of Comprehensive Income, there is no tax provision on its income prior to November 10, 2014. After this date, Uniroyal’s income is allocated entirely to UEPH as its sole member. Invisa then receives this income allocation as a member of UEPH less the dividends paid on the preferred units held by the former members of Uniroyal.

The Company's tax returns for tax years 2011 and thereafter are subject to examination by taxing authorities. The Company records interest and penalties associated with uncertain tax positions related to these tax filings as interest expense. For the years ended December 31, 2014 and December 31, 2013, the Company has recorded no expense for interest or penalties.

Derivatives

The Company recognizes all of its derivative instruments, which consist of interest rate swaps, as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, whether the hedge is a cash flow hedge or a fair value hedge.

The Company uses interest rate swaps to manage interest rate risk on its variable interest rate long-term debt instruments. The gain or loss on the effective portion of interest rate swaps treated as cash flow hedges is initially included as a component of other comprehensive income and is subsequently reclassified into earnings when interest on the related debt is paid. The gain or loss on the portion of interest rate swaps that are not effective is treated as financial instruments and are included as a component of interest expense on the accompanying statements of operations. The Company did not have any interest rate swaps outstanding as of December 31, 2014.

INVISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and December 31, 2013

NOTE 1 – Summary of Significant Accounting Policies (Continued)

Derivatives (Continued)

The Company incurs foreign currency risk on sales and purchases denominated in other currencies primarily the British Pound Sterling and the Euro. Foreign currency exchange contracts are used by the Company principally to limit the exchange rate fluctuations of the Euro. The Euro risk is partially limited due to natural cash flows offsets. Currency exchange contracts are purchased for approximately 25% of the net risk. These contracts are not designated as cash flow hedges for accounting purposes. Changes in the fair value of these contracts are reported in net earnings as part of other income and expense.

Fair Value of Financial Instruments

The Company’s short-term financial instruments consist of the following: cash and cash equivalents, receivables and accounts payable. The Company adjusts the carrying value of financial assets denominated in other currencies such as cash, receivables, accounts payable and the lines of credit using the appropriate exchange rates at the balance sheet date. The Company believes that the carrying values of these short-term financial instruments approximate their estimated fair values.

The fair value of the Company’s long-term debt is estimated based on current rates for similar instruments with the same remaining maturities. In determining the current interest rates for similar instruments the Company takes into account its risk of nonperformance. The Company believes that the carrying value of its long-term debt approximates its estimated fair value.

The fair value of the Company’s interest rate swaps are the estimated amounts that the Company would receive, or pay, to sell or transfer the swaps to a third party, taking into account current and future interest rates and the nonperformance risk of the Company and the counterparty. The Company's interest rate swaps are recorded at their estimated fair values in the accompanying balance sheets.

The Company uses foreign currency exchange contracts which are recorded at their estimated fair values in the accompanying Consolidated Balance Sheets. The fair values of the currency exchange contracts are based upon observable market transactions of spot and forward rates.

For the fiscal year ended December 31, 2014, there have been no changes in the application of valuation methods applied to similar assets and liabilities.

The Company follows accounting principles generally accepted in the United States of America for measuring, reporting, and disclosing fair value. These standards apply to all assets and liabilities that are measured, reported, and/or disclosed on a fair value basis.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Assets and liabilities measured, reported and/or disclosed at fair value will be classified and disclosed in one of the following three categories:

INVISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and December 31, 2013

NOTE 1 – Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments (Continued)

Level 1	–	Inputs to the valuation methodology are unadjusted quoted market prices for identical assets in active markets that the Company has the ability to access.

Level 2	–	Observable market based inputs or unobservable inputs that are corroborated by market data. Inputs to the valuation methodology include:

		>	quoted prices for similar assets or liabilities in active markets;
		>	quoted prices for identical or similar assets or liabilities in inactive markets;
		>	inputs other than quoted prices that are observable for the asset or liability;
		>	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	–	Unobservable inputs that are unobservable and not corroborated by market data.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the weighted average exchange rates during the year. The resulting translation gains and losses on assets and liabilities are recorded in Accumulated Other Comprehensive Income (Loss), and are excluded from net income until realized through a sale or liquidation of the investment.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue is generally recognized when goods are shipped, title and risk of ownership have passed, the price to the buyer is fixed or determinable and collectability is reasonably assured. Based on historical results and analysis, we estimate and calculate provisions for customer rebates and sales returns and allowances and record as an offset to revenue in the same period the related revenue is recognized.

INVISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and December 31, 2013

NOTE 1 – Summary of Significant Accounting Policies (Continued)

Shipping and Handling Costs

Shipping and handling costs charged to customers and the costs incurred by the Company are netted. Shipping and handling costs incurred by the Company are included in cost of goods sold.

Warranties

The Company warrants that the materials and workmanship of its products will meet customer specifications. The Company estimates its accrued warranty expenses based upon prior warranty claims experience. Accrued warranty expenses were not material as of December 31, 2014 and December 31, 2013.

Advertising

Advertising costs, other than promotional materials, are charged to expense as incurred. Advertising expense was $249,144 and $171,852 for the years ended December 31, 2014 and December 31, 2013, respectively. Promotional materials are expensed as they are distributed. As of December 31, 2014 and December 31, 2013, $210,269 and $206,162 of promotional materials were included in other long-term assets in the accompanying consolidated financial statements.

Research and Development

Research and development costs are charged to expense as incurred. Research and development expense was $1,527,589 and $1,394,267 for the years ended December 31, 2014 and December 31, 2013, respectively.

Earnings Per Share

The Company calculates basic net income per common share by dividing net income after the deduction of preferred stock or preference dividends by the weighted average number of common shares outstanding. The calculation of diluted net income per share is consistent with that of basic net income per common share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. At December 31, 2014 and 2013, the Company’s 28,541 shares of convertible preferred stock Series A, Series B and Series C can be converted into 4,756,833 common shares. This amount was added to the weighted average common shares to calculate the diluted earnings per share.

Future Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a new standard ASU No. 2014-09, "Revenue from Contracts with Customers." Under ASU 2014-09 recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for the Company January 1, 2017. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.

INVISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and December 31, 2013

NOTE 1 – Summary of Significant Accounting Policies (Continued)

Future Accounting Pronouncements (Continued)

On February 18, 2015, the Financial Accounting Standards Board issued a new standard ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." The new standard affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. It will be effective for the Company on January 1, 2016. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.

Subsequent Events

The Company has evaluated subsequent events occurring through the date that the financial statements were issued, for events requiring recording or disclosure in the December 31, 2014 financial statements. There were no material events or transactions occurring during this period requiring recognition or disclosure.

NOTE 2 – Noncash Transactions and Supplemental Disclosure of Cash Flow Information

During 2014 and 2013, the Company had reduced borrowings on its line of credit by converting dollars to additional borrowings on its term loans with Wells Fargo Capital Finance, LLC of $573,972 and $200,000, respectively. During 2014 and 2013, the Company paid down its term loans using available borrowings on its various lines of credit of $556,348 and $382,428, respectively.

The Company entered into several new equipment leases during the year with a fair value of $380,000 which are accounted for as capital leases. The fair value was added to property and equipment and a corresponding amount to capital lease obligations.

During 2013, the Company sold real estate and certain insurance policies for $2,117,098 to a related party owned by the Company's majority owners. The proceeds were used to reduce the Company's term debt and line of credit obligations by same amount. Additionally, as part of the transaction with the related party, the Company leased real estate and entered into a lease financing obligation with the related party for $2,024,865. (see Note 11).

	December 31, 2014	December 31, 2013

Supplemental disclosure of cash paid for:
Interest expense	$1,413,943	$1,086,626

INVISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and December 31, 2013

NOTE 3 – Inventories

Inventories consist of the following:

	December 31, 2014	December 31, 2013

Raw materials	$5,225,361	$5,240,970
Work-in-process	4,074,324	4,185,183
Finished goods	9,103,269	9,229,987
	18,402,954	18,656,140
Less: Allowance for inventory obsolescence	(981,872)	(1,384,519)

Total Inventories	$17,421,082	$17,271,621

NOTE 4 – Other Current Assets

Other current assets consists of the following:

	December 31, 2014	December 31, 2013

Current deferred tax asset, net of valuation allowance	$1,076,138	$569,221
Other	1,054,144	991,334

Total Other Current Assets	$2,130,282	$1,560,555

INVISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and December 31, 2013

NOTE 5 – Property and Equipment

The major categories of property and equipment are summarized as follows:

	Depreciable Lives	December 31, 2014	December 31, 2013

Building and building improvements	8 – 25 yrs.	$171,919	$36,101
Machinery and equipment	8 – 10 yrs.	18,596,656	15,777,548
Computer equipment	3 – 10 yrs.	1,123,152	1,033,784
Furniture and fixtures	7 – 10 yrs.	60,791	54,600
Real estate under lease	20 yrs.	2,165,914	2,024,865
Construction-in-progress	—	168,271	18,125
Total Property and Equipment		22,286,703	18,945,023

Less: Accumulated depreciation		(10,285,575)	(9,033,904)

Net Property and Equipment		$12,001,128	$9,911,119

NOTE 6 – Intangible Assets

Intangible assets are summarized as follows:

	Amortizable Lives	December 31, 2014	December 31, 2013

Trademarks and trade names	Indefinite	$3,668,956	$3,767,896

NOTE 7 – Other Long-term Assets

Other long-term assets consists of the following:

	December 31, 2014	December 31, 2013

Non-current deferred tax asset, net of valuation allowance	$835,000	$—
Other	460,965	571,824

Total Other Long-term Assets	$1,295,965	$571,824

INVISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and December 31, 2013

NOTE 8 – Other Long-term Liabilities

Other long-term liabilities consist of the following:

	December 31, 2014	December 31, 2013

Non-current deferred tax liability	$742,997	$747,321
Other	97,381	160,037

Total Other Long-term Liabilities	$840,378	$907,358

NOTE 9 – Line of Credit

The Company’s Uniroyal subsidiary has available a $30,000,000 line of credit financing agreement with Wells Fargo Capital Finance, LLC, which matures on October 17, 2019. Interest is payable monthly at the Eurodollar rate plus 2.50% or Wells Fargo Capital Finance, LLC's prime rate at the Company's election. The line of credit weighted average interest rate was approximately 2.66% as of December 31, 2014. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement, which was amended in 2013 to exclude real estate, which was sold, from the base calculation. The underlying borrowing base is currently determined based upon eligible accounts receivable, inventories and equipment. The line of credit is secured by substantially all of Uniroyal's assets and includes certain financial and restrictive covenants.

The outstanding balance on the line of credit (“Uniroyal Line of Credit”) was $8,775,684 and $8,236,921 as of December 31, 2014 and December 31, 2013, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying consolidated balance sheets.

The Company’s Wardle Storeys subsidiary has available a £8,500,000 (approximately $13.2 million) line of credit financing agreement with Lloyds Bank Commercial Finance Limited and is subject a to six month notice by either party. The line has several tranches based on currency or underlying security. Interest is payable monthly at the base rate (UK LIBOR) plus 2.15% to 3.15% depending on the tranche. The line of credit weighted average interest rate was approximately 2.75% as of December 31, 2014. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable and inventories. The line of credit is secured by substantially all of the subsidiary's assets and includes certain financial and restrictive covenants.

The outstanding balance on the line of credit (“Wardle Storeys Line of Credit”) was £4,888,972 and £4,567,747 ($7,620,622 and $7,555,931) as of December 31, 2014 and December 31, 2013, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying balance sheets.

INVISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and December 31, 2013

NOTE 10 – Long-Term Debt

Long-term debt consists of the following as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013

Uniroyal term loans with Wells Fargo Capital Finance, LLC, monthly interest only payments at the Eurodollar rate plus 2.50% or Wells Fargo Bank, National Association's prime rate. The term loans' weighted average interest rate was approximately 3.27% as of December 31, 2014. Monthly principal balances are reduced by $26,832 each month, resulting in a conversion, or increase, of the same amount in the line of credit each month (see Note 2). Term loans mature in October 2019 and are secured by substantially all of the Company's assets and include certain financial and restrictive covenants.	$1,341,643	$1,060,667

Term loan with Lloyds Bank Commercial Finance Limited; issued to the Company’s subsidiary, Wardle Storeys Group at £340,000 (approximately $560,000; payable in 60 monthly payments of £5,667 (approximately $8,800); Interest is payable monthly at the rate of 3.15% above the base rate (UK LIBOR); monthly, the principal is reduced by required payment resulting in an increase of the same amount in the line of credit (see Note 9). The loan matures in February 2019 and is secured by substantially all of the subsidiaries’ assets and includes certain financial and restrictive covenants.	441,642	—

Capital expenditure term loans with Wells Fargo Capital Finance, LLC, monthly principal payments of $3,333 plus interest at 3.50%. The loans mature in October 2019 and are secured by certain equipment. In February 2014, the outstanding principal balance was incorporated into the master term loans and this separate term loan was terminated.	—	170,000

Note payable to Balboa Capital Corporation; assigned to Wells Fargo, payable in quarterly installments of $10,291 including interest and principal at a rate of 7.53% with the remaining principal due on October 1, 2014. The note was secured by certain equipment.	—	43,840

INVISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and December 31, 2013

NOTE 10 – Long-Term Debt (Continued)

	December 31, 2014	December 31, 2013

Note payable to Balboa Capital Corporation; assigned to Wells Fargo, payable in quarterly installments of $18,570 including interest and principal at a rate of 7.82% with the remaining principal due on January 1, 2015. The note is secured by certain equipment.	26,894	95,639

Note payable to Balboa Capital Corporation; assigned to Wells Fargo, payable in quarterly installments of $9,054 including interest and principal at a rate of 11.43% with the remaining principal due on October 1, 2015. The note is secured by certain equipment.	28,811	59,462

Note payable to Balboa Capital Corporation; assigned to Wells Fargo, payable in monthly installments of $567 including interest and principal at a rate of 7.89% with the remaining principal due December 2015. The note is secured by certain equipment.	6,519	12,548

Note payable to Balboa Capital Corporation; assigned to Susquehanna, payable in quarterly installments of $8,620 including interest and principal at a rate of 12.70% with the remaining principal due November 2015. The note is secured by certain equipment.	31,883	59,983

Note payable to a former member; non-interest bearing note payable in quarterly installments, the note was paid in full in 2014.	—	10,000

Totals	1,877,392	1,512,139

Less: Current portion	(522,095)	(545,026)

Long-Term Portion	$1,355,297	$967,113

INVISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and December 31, 2013

NOTE 10 – Long-Term Debt (Continued)

Principal requirements on long-term debt for years ending after December 31, 2014 are as follows:

Totals

2015	$522,095
2016	427,989
2017	427,988
2018	427,988
2019	71,332

Totals	$1,877,392

NOTE 11 – Related Party Obligations

Long-term debt to related parties consists of the following:

	December 31, 2014	December 31, 2013

Senior subordinated promissory notes issued to the Company’s majority shareholder; original issue note discount of $528,000 ($0 and $0 as of December 31, 2014 and December 31, 2013, respectively); monthly interest only payments at 9.25%; principal payment of $600,000 due on October 17, 2017 and the remaining unpaid principal due on October 17, 2018. The original issue note discount resulted from the value allocated to the Class A common unit warrants attached to the note. The warrants were terminated in the acquisition of Uniroyal by the Company. The note discount was amortized to interest expense over the initial term of the notes. The senior subordinated promissory notes are secured by substantially all assets of the Company subject to the notes' subordination to the line of credit and term loans with Wells Fargo Capital Finance, LLC.	$2,000,000	$2,000,000

Secured promissory note issued to the Company’s majority shareholder related to EPAL’s acquisition of Wardle Storeys on March 4, 2013; quarterly interest only payments at 6.25%; principal payment of 10% of original principal amount (£81,529 or approximately $127,082) due on December 31, 2020; a 20% payment due on December 31, 2021, a 30% payment on December 31, 2022 and the final 40% due on December 31, 2023. The note is secured by EPAL’s investment in Wardle Storeys.	1,270,671	1,348,486

INVISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and December 31, 2013

NOTE 11 – Related Party Obligations (Continued)

	December 31, 2014	December 31, 2014

Senior secured promissory note issued to Centurian Investors, Inc., an entity controlled by the Company’smajority shareholder; quarterly interest only payments at 10%; payment due April 1, 2015; quarterly principal payments of $91,879 starting April 1, 2016; the note is secured by substantially all the assets of the Company.	1,470,057	1,224,060

Total Long-term Debt to Related Parties	$4,740,728	$4,572,546

During 2013, the Company sold real estate and certain insurance policies for $2,117,098 to a related party owned by the Company's majority owners, resulting in a related loss of $249,578. The proceeds were used to reduce the Company's term debt and line of credit obligations by the same amount. Additionally, as part of the transaction with the related party, the Company leased real estate it sold, plus additional land owned by the related party. Due to the terms of the lease, it qualified for treatment as a capital lease and accordingly a lease financing obligation with the related party for $2,024,865 was recognized in addition to a corresponding capital lease asset of the same amount. The lease financing obligation, under which the Company leases its main manufacturing facility and certain other property from the related party lessor entity, accrues interest at 18.20% and requires monthly principal and interest payments of $30,000, which are adjusted annually based on the consumer price index. The lease financing obligation matures during October 2033. The Company made a security deposit of $250,000 with the lessor entity at the inception of the lease financing arrangement.

In November 2014, the Company signed a lease amendment to add new property to the lease increasing the monthly payment by $1,500 and the security deposit by $17,500. These changes to the lease added $141,049 principal to the lease financing obligation and a corresponding addition to the capital lease asset. For the years 2014 through 2016 the amount of interest owed exceeds the amount of payments made, resulting in a net increase to the outstanding principal balance of the lease financing obligation. This obligation is shown in the accompanying financial statements as Related Party Lease Financing Obligation which has a balance of $2,162,393 and $2,014,440 as of December 31, 2014 and 2013, respectively.

Principal payments on this obligation and the aforementioned long-term debt to related parties for years ending after December 31, 2014, are as follows:

Totals

2015	$(3,533)
2016	275,487
2017	971,439
2018	1,776,337
2019	382,220
Thereafter	3,501,171

Totals	$6,903,121

INVISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and December 31, 2013

NOTE 12 – Derivatives

The Company held derivative instruments, which consisted of interest rate swaps. Accounting standards require that an entity recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. Certain swaps do not meet the criteria of cash flow hedges under generally accepted accounting principles; these swaps are accounted for as derivatives not designated as hedging instruments with changes in the fair value of the interest rate swaps included in interest expense in the accompanying statements of operations. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instrument representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The Company had an interest rate swap with a notional amount of $6,000,000 accounted for as an effective cash flow hedge. The interest rate swap fixed the Company's one month LIBOR interest rate on the notional amounts at a rate of 1.25%. The interest rate swap expired on July 30, 2014. The Company did not have any interest rate swap outstanding at December 31, 2014

Derivative instruments reported in the balance sheet at fair value are as follows:

Liability Derivative	Balance Sheet Location	Fair Value
		December 31, 2014	December 31, 2013

Interest rate swaps designated as hedging instruments	Other long-term liabilities	$—	$40,917

The effect of interest rate swaps designated as hedging instruments is reported in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Stockholders’ Equity are as follows:

Unrealized Loss Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount Reclassified from Accumulated OCI into Income (Effective Portion)
December 31, 2014	December 31, 2013		December 31, 2014	December 31, 2013

$(1,559)	$(7,295)	Interest expense	$42,476	$64,108

The LIBOR swap rates are observable at commonly quoted intervals for the full terms of the interest rate swaps and therefore are considered level 2 items. As such, the Company's interest rate swap was considered a level 2 item.

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value could result in a different fair value measurement at the reporting date.

INVISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and December 31, 2013

NOTE 13 – Income Taxes

The Company files income tax returns in the United States as a C-Corporation, and in several state jurisdictions and in the United Kingdom. The Company’s subsidiary, Uniroyal, is a limited liability company (LLC) for federal and state income tax purposes and as such, its income, losses, and credits are allocated to its members. Prior to November 10, 2014, as the previous owners, the sellers were the sole members and reported the allocations on their personal tax returns. As a result, in the accompanying Consolidated Statements of Comprehensive Income, there is no tax provision on its income prior to November 10, 2014. After this date, Uniroyal’s income is allocated entirely to UEPH as its sole member. Invisa then receives this income allocation as a member of UEPH less the dividends paid on the preferred units held by the former members of Uniroyal.

The Company made the acquisition of all the ownership interests in Uniroyal through its newly formed subsidiary, UEPH a limited liability corporation. The aggregate consideration for 100% of the outstanding equity of Uniroyal was preferred ownership interests issued by UEPH which provide for quarterly dividends. For federal income tax purposes UEPH is a pass through entity and the Company's share of its taxable income is reported on its tax return. The taxable income applicable to the distribution for the preferred ownership interests is reported to the members who report it on their respective individual tax returns.

The (benefit) provision for income taxes for the years ended December 31, 2014 and 2013 was:

	December 31, 2014	December 31, 2013

Current
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Deferred
Federal	(1,253,000)	—
Foreign	(87,682)	175,491
Total deferred income tax (benefit) provision	(1,340,682)	175,491

Total income tax (benefit) provision	$(1,340,682)	$175,491

INVISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and December 31, 2013

NOTE 13 – Income Taxes (Continued)

The (benefit) provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes. The Company’s combined federal, state and foreign effective tax rate as a percentage before taxes for the year ended December 31, 2014 and 2013, was 40.6%, and 1.9%, respectively. The following is a reconciliation of the income tax at the effective tax rate with the income tax at the U.S. federal statutory tax rate for the years ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Income tax at statutory rates	$1,121,921	$3,112,575

Tax on Uniroyal’s LLC income before acquisition	(721,825)	(1,220,071)
Change in deferred tax valuation	(1,029,678)	121,671
Foreign tax rate differential	(196,963)	(651,645)
UEPH preference dividend	(87,679)	—
Research and development credit	(414,600)	—
Gain on bargain purchase	—	(1,068,590)
Effect of change in tax rate on deferred items	—	(65,042)
Other	(11,858)	(53,407)

Income tax at effective tax rate	$(1,340,682)	$175,491

Effective income tax rate	40.6%	1.9%

The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	December 31, 2014	December 31, 2013
Current:
Deferred tax assets:
Net operating loss carryforward	$1,076,138	$569,221
Total current deferred tax assets	1,076,138	569,221
Noncurrent:
Deferred tax assets:
Net operating loss carryforward	1,013,273	47,452
Total noncurrent deferred tax assets	1,013,273	47,452
Deferred tax liabilities:
Trademarks	(471,454)	(500,326)
Deferred gain	(248,068)	(281,213)
Capital allowances	(201,748)	(13,234)
Total noncurrent deferred tax liabilities	(921,270)	(794,773)
Total noncurrent deferred tax asset (liabilities), net	92,003	(747,321)
Net deferred tax assets (liabilities)	$1,168,141	$(178,100)

INVISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and December 31, 2013

NOTE 13 – Income Taxes (Continued)

Included in the noncurrent deferred tax asset as of December 31, 2014 are $835,000 resulting from carryforwards related to US net operating losses and $178,273 of carryforwards resulting from U.K. losses. The $835,000 deferred asset for U.S. losses is shown separately in the accompanying financial statements as a noncurrent deferred tax asset. The $178,273 deferred asset for U.K. losses is netted with the noncurrent deferred tax liabilities, which are all related to U.K. tax, and shown as a net deferred tax liability of $742,997.

The Company has a federal net operating loss carry forward of approximately $18 million as of December 31, 2014, which expires in years beginning 2018 through 2033. The Company has deferred tax assets as a result of these loss carryforwards which have been reduced by a valuation allowance to $1,253,000 at December 31, 2014.

NOTE 14 – Postretirement and Postemployment Benefit Liabilities

Postretirement Benefit Liability - Health and Life

The Company provides certain health care and life insurance benefits for substantially all employees (active or retired) who were employed prior to February 20, 1987. Accounting standards for postretirement benefits require an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity.

During 2007, there was a change in the provisions of the plan which fixed the amount of benefit per participant for future and current retirees and their spouses. This had resulted in a $2,346,014 reduction in the liability and increase in the prior service credit. The actuarial gain is being amortized over approximately 7 years.

The accumulated postretirement benefit obligation, plan assets and accrued postretirement liability as of the plan's measurement date are as follows:

	December 31, 2014	December 31, 2013

Postretirement Benefit Liability - Health and Life	$3,479,676	$4,080,998
Less: Plan assets	—	—
Accrued postretirement benefit cost	3,479,676	4,080,998

Less: Unrecognized net gain	(702,067)	(1,590,388)
Accumulated postretirement benefit obligation	2,777,609	2,490,610

Less: Current portion	(115,039)	(131,714)

Long-Term Portion	$2,662,570	$2,358,896

INVISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and December 31, 2013

NOTE 14 – Postretirement and Postemployment Benefit Liabilities (Continued)

Net pension benefit for the plan is comprised of the following:

	December 31, 2014	December 31, 2013

Service cost	$3,563	$4,872
Interest cost on projected benefit obligation	119,946	111,003
Amortization of prior service cost	(324,483)	(324,483)
Amortization of net gain	(265,412)	(187,269)

Net pension benefit	$(466,386)	$(395,877)

Reconciliation of losses in other comprehensive income (loss) is as follows:

	December 31, 2014	December 31, 2013

Net actuarial gain (loss)	$(298,425)	$328,372
Amortization of prior service credit and actuarial gain	(589,896)	(511,752)

Pension adjustment in other comprehensive income (loss)	$(888,321)	$(183,380)

The amount in accumulated other comprehensive income at December 31, 2014 that has not yet been recognized as a component of net periodic benefit costs is $702,068, which consists of unrecognized net actuarial gains of $627,437 and unrecognized prior service credits of $74,631. The amount in accumulated other comprehensive income at December 31, 2014 that is expected to be recognized as a component of net periodic pension benefit during 2015 is $180,915, which consists of net actuarial gains of $106,284 and prior service credits of $74,631.

The significant assumptions used in determining the accumulated postretirement benefit obligation and net periodic benefit cost are as follows:

	December 31, 2014	December 31, 2013

Health Care Cost Trend Rates:
2015 and later	4.00%	4.00%
Discount rate	3.95%	4.95%
Measurement Date	December 31, 2014	December 31, 2013

INVISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and December 31, 2013

NOTE 14 – Postretirement and Postemployment Benefit Liabilities (Continued)

In addition to the significant assumptions listed above, other assumptions used in determining the accumulated postretirement benefit obligation and net periodic benefit cost are retirement and termination probabilities and mortality estimates. The Company assumes that employees participating in the plan will continue to participate during retirement. The Company also assumes that employees not participating in the plan will not participate in the plan prior to or during retirement.

Employer and employee contributions to the plan were $162,306 and $8,027 during the year ended December 31, 2014 and $164,907 and $10,162 during the year ended December 31, 2013, respectively. Contributions to the plan are made each year based on estimated benefit payments to be paid out of the plan. Estimated benefit payments from the plan for each of the next five years, and in the aggregate for the five years thereafter, are as follows:

2015	$115,039
2016	136,834
2017	159,650
2018	168,032
2019	175,440
2020 - 2024	795,753

Total	$1,550,748

Postemployment Benefit Liability - Severance

The Company provides certain severance benefits for substantially all union employees who began their employment prior to 1986. Accounting standards for postemployment benefits require the Company to accrue the estimated cost of future severance payments during the years the employees provide services.

The accrued postemployment benefit liability as of December 31, 2014 and December 31, 2013 was $82,812 and $98,470, respectively, and is included in other long-term liabilities. The accrued postemployment benefit liability was determined using discount rates of 3.95% and 4.95% as of December 31, 2014 and December 31, 2013, respectively.

Postemployment Benefit Liability - Other

Under the terms of the union contract, the Company provides monthly payments of $300 to the spouses of employees who died prior to retirement from the Company. The payments cease upon the earlier of the spouse remarrying, the spouse's death or the spouse attaining age 62. The spouses of two former employees are currently receiving benefit payments under this provision of the union contract as of December 31, 2014 and December 31, 2013. The Company has recorded a long-term liability of $14,569 and $20,650 as of December 31, 2014 and December 31, 2013, respectively, which is included in other long-term liabilities in the accompanying balance sheets, related to the estimated future benefit payments to the two former employees' spouses.

INVISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and December 31, 2013

NOTE 15 – Equity

The Company has authorized 5,000,000 shares of convertible preferred stock with a $100 value per share. At December 31, 2014 the Company had the following outstanding:

Issued and
Series	Outstanding

Series A	9,715
Series B	2,702
Series C	16,124

On March 7, 2014, the Company filed amendments to the Designation of Preferences and Rights for each series to change the voting rights. The amendment provided 3,000 votes per Series A share, 2,500 votes per Series B share and 100 votes per Series C share.

On April 29, 2014, the Company filed amendments to the Designation of Preferences and Rights for each series. The filings were intended to delete provisions no longer applicable and in addition: (i) clarified that the holder of each share of Series A, B and C Convertible Preferred Stock has the right to convert into common stock at a fixed conversion price of $0.60 per share resulting in the number of shares of common stock to be issued upon conversion equaling 166.66 shares of common stock for each share of preferred stock (i.e., the Face Value divided by sixty cents ($0.60) per share), (ii) provided that the Company does not have a right to redeem or force conversion of shares of Series A, B or C Convertible Preferred Stock, (iii) eliminated the prohibition on conversion which would cause the holder to exceed 9.9% ownership, (iv) provided that the liquidation preference of shares of Series A, B and C Convertible Preferred Stock are equal among the holders of Series A, B and C, and (b) and senior to the liquidation preference of common stock of the Company, (v) clarified that the liquidation preference of each Series of preferred stock is in an amount equal to the face value of that Series of preferred stock and that distribution equal to the face value constitutes payment in full to the holders of preferred stock and (vi) clarified that a merger (except into a subsidiary), sale of all or substantially all of the assets of the Company, reorganization or other transaction in which control of the Company is transferred may be deemed by the holder to be a liquidation, dissolution or winding up for purposes of the liquidation preference.

During the year ended December 31, 2014, an officer contributed services with a fair value of $36,000 to the capital of the Company.

During the year ended December 31, 2014, 310,000 shares of common stock were issued to an aggregate of four directors and officers and a consultant for services rendered in 2013 and 2012. The Company charged the fair value of these shares to operations in 2013 and 2012. However, the par value of these shares was recorded at the time of issuance of these shares in the first quarter of 2014.

INVISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and December 31, 2013

NOTE 15 – Equity (Continued)

Acquisition

On November 10, 2014, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K to report that it acquired Uniroyal and EPAL, the holding company for Wardle Storeys. Uniroyal is a limited liability corporation that prior to its acquisition by the Company had Class A and Class B common unit holders with total invested capital of $1,080,750. The capital included 1,600,000 warrants that were issued in connection with the senior subordinated promissory note (discussed in Note 11). Pursuant to the acquisition, the warrants were terminated and the Class A and Class B common units held by the sellers were exchanged for 200,000 units of Series A preferred units and 150,000 units of Series B preferred units of UEPH Holding LLC a wholly-owned subsidiary of the Company. Each of the UEP Holdings Series A and Series B preferred units have an issue price of $100 per unit or a total value of $20,000,000 and $15,000,000, respectively. The Series A preferred units are entitled to a preferred return of an amount per annum equal to five percent (5.00%) of the issue price of such Series A preferred unit. The Series B preferred units are entitled to a preferred return of an amount per annum equal to five and one half percent (5.50%) of the issue price of such Series B preferred unit, increasing by one half percent (0.50%) on the first anniversary of the effective date and by an additional one half percent (0.50%) on each successive anniversary of the effective date thereafter, up to a maximum of eight percent (8.00%) on the fifth anniversary of the effective date.

In a separate transaction, the Company also purchased all the outstanding 50 common shares of EPAL, a UK limited company, for 100 shares of its common stock and its guaranty of outstanding EPAL preferred stock retained by the seller having a liquidation preference of £12,518,240 (approximately $20 million). As part of the transaction, 50 shares of the EPAL common stock held by the seller had been converted and reclassified as preferred shares. These preferred shares are entitled to a fixed cumulative preferential dividends of £625,912 per annum payable quarterly or approximately $1,000,000.

The preferred dividends and returns for the period November 10, 2014 to December 31, 2014 totalling $403,582 are included in the Consolidated Statement of Comprehensive Income for the year ended December 31, 2014. The dividends and returns were paid on January 15, 2015 and accordingly are included as payable in the Consolidated Balance Sheet as of December 31, 2014.

NOTE 16 – Business Acquisition

On March 4, 2013, EPAL acquired 100% of the common stock of Wardle Storeys. The purchase price was £2,910,000 or $4,380,830. The assets acquired and the liabilities assumed were adjusted to their fair value. Since the fair value of the net assets were greater than the purchase price, the Company recorded the difference of $4,646,046 as a gain which is shown as gain on bargain purchase in the statement of comprehensive income.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$549,694
Other current assets	17,170,007
Property and equipment	2,536,378
Intangible assets	2,276,672
Other assets	3,161,424
Line of credit	(8,389,070)
Other current liabilities	(7,584,712)
Other liabilities	(693,517)
Net assets acquired	$9,026,876

INVISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and December 31, 2013

NOTE 16 – Business Acquisition (Continued)

The $2,276,672 of acquired intangible assets was for the fair value of trademarks. The Company has deemed the trademarks have indefinite useful lives because they are expected to contribute to cash flows indefinitely. The trademarks will not be amortized and will be tested annually for impairment.

During the year ended December 31, 2013, the Company expensed transaction costs of $73,235 related to the Wardle Storeys acquisition within the Consolidation Statements of Comprehensive Income.

The operating results for the year ended December 31, 2013 include the operating results from Wardle Storeys between March 4, 2013 and December 31, 2013. During this period, Wardle Storeys contributed $40,797,599 in net sales and $1,102,506 of net income (excluding the gain on bargain purchase) to the Company’s Consolidated Statement of Comprehensive Income. The following unaudited pro forma financial information for the year ended December 31, 2013 represents the combined results of the Company’s operations as if the Wardle Storeys acquisition had occurred on January 1, 2013.

Pro Forma
Year Ended
December 31, 2013

Net sales	$103,690,084
Net income	$8,986,591
Earnings per common share
Basic	$0.65
Diluted	$0.48

NOTE 17 – Capital Leases

The Company has several equipment capital leases which expire from January 2014 through August 2019 with monthly lease payments ranging from approximately $1,176 to $3,704 per month. The capital lease obligations are secured by the related equipment. As of December 31, 2014 and December 31, 2013, assets recorded under capital leases are included in property and equipment in the accompanying balance sheets. Amortization of items under capital lease obligations has been included with depreciation expense on owned property and equipment in the accompanying statements of operations. The principal balance of the capital lease obligations are $334,907 and $51,016 as of December 31, 2014 and 2013, respectively, and interest rates ranging from 3.84% to 14.4%..

Principal requirements on capital leases for years ending after December 31, 2014, are as follows:

2015	$132,070
2016	125,017
2017	73,537
2018	51,333
2019	32,354
414,311
Less interest	(79,404)
334,907
Less current portion	(96,071)

Total	$238,836

INVISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and December 31, 2013

NOTE 18 – Operating Leases

The Company leases office facilities and equipment under various lease agreements which expire from February 2015 through March 2029. The agreements include payments ranging from approximately $44 to $39,780 per month. Total operating lease expense was approximately $1,345,475 and $1,063,477 for the years ended December 31, 2014 and December 31, 2013, respectively.

Aggregate minimum rental expense under operating lease obligations for years ending after 2014 are as follows:

2015	$1,148,588
2016	1,013,654
2017	934,717
2018	771,994
2019	552,178
2020 and thereafter	4,375,787

Total	$8,796,918

NOTE 19 – Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss) were as follows:

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Effective Hedge	Total

Balance at December 31, 2012	$1,773,768	$(1,602)	$(97,730)	$1,674,436

Other comprehensive gains before reclassifications	328,372	516,395	—	844,767
Reclassification adjustment for gain (loss) included in net income	(511,752)	—	56,813	(454,939)

Balance at December 31, 2013	1,590,388	514,793	(40,917)	2,064,264

Other comprehensive losses before reclassifications	(298,425)	(425,898)	—	(724,323)
Reclassification adjustment for gain (loss) included in net income	(589,896)	—	40,917	(548,979)

Balance at December 31, 2014	$702,067	$88,895	$—	$790,962

INVISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and December 31, 2013

NOTE 19 – Accumulated Other Comprehensive Income (Continued)

The gain (loss) reclassified from accumulated other comprehensive income (loss) into income is recorded to the following income statement line items:

Other Comprehensive Income Component	Income Statement Line Item

Minimum Benefit Liability Adjustments	General and administrative expense

Unrealized Gain (Loss) on Effective Hedge	Interest expense

NOTE 20 – Retirement Plans

Effective February 3, 2004, the Company established a 401(k) plan which covers substantially all non-union U.S. employees. The Company did not make any contributions to the plan during the years ended December 31, 2014 and December 31, 2013.

The U.K. wage employees are covered by a statutory mandated defined contribution plan which initially provides that the Company will contribute 1% of the employee’s compensation when the employee contributes 1%. The statutory plan increases the Company’s percentage to 2% when the employee contributes 2% in 2017 and to 3% when the employee contributes 5% in 2018. The employees can opt out of the pension scheme which allows the Company to discontinue their contribution.

The UK salaried employees are covered by separate plan which meets the statutory minimum requirements and provides that the Company will contribute a percentage of the employee’s compensation based on the percentage contributed to the plan by the employee. The schedule of contribution is as follows:

Employee	Company

2%	6%
3%	7%
4%	7-½%
5%	8%

The Company made contributions of $316,150 and $291,377 to the U.K. plans for the years ended December 31, 2014 and December 31, 2013, respectively.

INVISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and December 31, 2013

NOTE 21 – Concentrations

Labor Union

The Company relies on P.A.C.E. International Union Local No. 7-1207 for its U.S. manufacturing employees. The current union contract expires on March 12, 2023. The contract will continue from year-to-year thereafter, unless notice terminating the agreement is given, by either party, sixty days prior to March 12th in any year after March 12, 2023. Most of the employees at U.K. facility are represented by UNITE. The collective bargaining agreement with UNITE does not specify a termination date.

Major Customers

Sales to eight automotive industry suppliers accounted for 35% and 38% of total Company sales during 2014 and 2013. Accounts receivables from these customers totaled 48% and 42% of total receivables as of December 31, 2014 and December 31, 2013, respectively.

Major Suppliers

The Company purchases a significant quantity of its raw materials from certain major suppliers. Management believes this concentration does not pose a significant risk to the Company's operations as other suppliers are readily available.

NOTE 22 – Related Party Transactions

Prior to its acquisition, Uniroyal had entered into an agreement with a company owned by the Company’s majority shareholder whereby the company provided management and administrative services to Uniroyal. Under the terms of the agreement, the company was paid management and administrative fees equal to 2% of the Uniroyal's annual sales payable monthly based on its sales for the immediately preceding calendar month. The fees provided or arranged for the provision of ordinary course legal, financial, information systems, treasury, human resources, risk management, environmental and other support systems necessary for the administrative support of Uniroyal. The company was also entitled to annual reimbursement of up to $100,000 of costs and expenses incurred while providing management and administrative services to the Company.

INVISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and December 31, 2013

NOTE 22 – Related Party Transactions (Continued)

Uniroyal incurred fees and expenses of $921,210 and $1,078,957 related to this agreement for the years ended December 31, 2014 and December 31, 2013, respectively. Also as a result of the contract, the company paid for $57,600 of the Company's legal, collection and other administrative expenses during 2013. The agreement was terminated as part of the acquisition.

During 2013, the Company entered into a lease arrangement and obtained a lease financing obligation with a related party lessor entity (see Note 11).

Related party payable in the amount of $20,260 at December 31, 2014 and December 31, 2013 was owed to the Company’s CEO. The amount was paid in February 2015.

Related party receivable of $74,931 and $42,475 at December 31, 2014 and December 31, 2013, respectively, were short-term advances to employees that were repaid after December 31, 2014 and December 31, 2013, respectively.

NOTE 23 – Employment Agreements

The Company has employment agreements with three management employees as of December 31, 2014. The initial term of the employment agreements is three years. The term can be renewed or extended as provided for in the employment agreements. The agreements include various benefits to be provided to the employees including salary, bonus, life insurance and severance benefits.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014 and concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework, published in 1992. Based on this assessment, and on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2014, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company

Information required by this Item concerning the Company’s directors and all persons nominated for election as directors at the Company’s Annual Meeting of Stockholders (the “2015 Annual Meeting”) will be included in the section of the Company’s definitive Proxy Statement in connection with our 2015 Annual Meeting (the “2015 Proxy Statement”) , which will be filed with the SEC within 120 days after our fiscal year end of December 31, 2014, entitled “Election of Directors” and is incorporated herein by reference. Information required by this Item concerning the Company’s executive officers will be set forth in the section of our 2015 Proxy Statement entitled “Executive Officers of the Company” and is incorporated herein by reference.

Corporate Governance

Information required by this Item concerning the Audit Committee and the Audit Committee’s financial expert will be included in the section of our 2015 Proxy Statement entitled “Audit Committee” and is incorporated herein by reference.

Section 16(a) Compliance

Information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be included in the section of our 2015 Proxy Statement entitled “Compliance with Section 16(a) of the Exchange Act” and is incorporated herein by reference.

Code of Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics and Compliance Program, which is applicable to the Company and to all our directors, officers and employees, including our principal executive officer and principal financial officer, principal accounting officer or controller, or other persons performing similar functions. A copy of the Company’s Code of Ethics may be obtained free of charge by making the request to the Company in writing.

Compensation Committee Interlocks and Insider Participation

Not applicable.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item will be included in the sections of our 2015 Proxy Statement entitled “Directors’ Compensation for Fiscal Year 2014,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Report” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management will be included in the section of our 2015 Proxy Statement entitled “Share Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item concerning certain relationships and related transactions and director independence will be included in the section of our 2015 Proxy Statement entitled “Governance of the Company – Related Person Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Annual fees approved for the year-end audit and interim reviews aggregated approximately $285,000 for 2013 and approximately $226,000 for 2014. In addition, during 2014 and 2013, tax-related fees approved for compliance aggregated approximately, $101,000 and $68,000, respectively.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services, provided by Kingery & Crouse, PA in 2013 and by Frazier & Deeter in 2014. Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or its designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee. Services approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular meeting and the Audit Committee reviews services and fees for the year at each such meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this annual report on Form 10-K:

Exhibit No.	Description

2.1	Agreement of Merger and Plan of Reorganization dated 2/25/02 by and among SmartGate Inc., SmartGate/RadioMetrix Acquisition Corp. and Radio Metrix Inc., Letter of Clarification, and Amendment dated as of April 24, 2003 (Incorporated by reference to Form 10-KSB filed on June 23, 2003.)
3.1	Articles of Amendment to the Articles of Incorporation of Invisa, Inc. (Incorporated by reference to Form 8-K filed on January 14, 2011.)
3.2 *	Amended and Restated Bylaws of Invisa, Inc.
4.1	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock dated August 16, 2004 (Incorporated by reference to Form 10-QSB filed on August 23, 2004.)
4.2	Amended and Restated Certificate of Designations of Preferences and Rights of Series B of Convertible Preferred Stock of Invisa, Inc. dated January 11, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
4.3	Certificate of Designations of Preferences and Rights of Series C Convertible Stock dated December 22, 2008 (Incorporated by reference to Form 8-K filed on January 13, 2009.)
4.4	Second Amended and Restated Certificate of Designations and Preferences and Rights of Series A Convertible Preferred Stock dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
4.5	Second Amended and Restated Certificate of Designations and Preferences and Rights of Series B Convertible Preferred Stock dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
4.6	Amended and Restated Certificate of Designations and Preferences and Rights of Series C Convertible Preferred Stock dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
4.7	Third Amended and Restated Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock (Incorporated by reference to w Form 8-K filed on May 5, 2014.)
4.8	Third Amended and Restated Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock (Incorporated by reference to w Form 8-K filed on May 5, 2014.)
4.9	Second Amended and Restated Certificate of Designations of Preferences and Rights of Series C Convertible Preferred Stock (Incorporated by reference to w Form 8-K filed on May 5, 2014.)
10.1	SDR Metro Inc. letter extension agreement (Incorporated by reference to Form 10-KSB filed on April 14, 2004.)
10.2	SDR Metro Inc. confirmation letter agreement (Incorporated by reference to Form 10-KSB filed on April 14, 2004.)
10.3	Subscription Agreement for issuance of 22,000 shares of Series A Convertible Preferred Stock and Common Stock Warrants (Incorporated by reference to Form 10-QSB filed on August 23, 2004.)
10.4	Registration Rights Agreement (Incorporated by reference to Form 10-QSB filed on August 23, 2004.)
10.5	Opinion of counsel regarding legality of Common Stock (Incorporated by reference to Form S-8 filed on August 14, 2006.)
10.6	UCC Financing Statements (Incorporated by reference to Form 8-K/A filed on October 18, 2006.)
10.7	Schedule of Advances: Permitted Payments (Incorporated by reference to Form 8-K/A filed on October 18, 2006.)
10.8	Forbearance and Modification agreement dated July 27, 2007 (Incorporated by reference to Form 10-QSB filed on November 14, 2007.)
10.9	Senior Secured Promissory Note dated November 9, 2007 (Incorporated by reference to Form 10-QSB filed on November 14, 2007.)
10.10	Senior Secured Promissory Note dated February 28,2007 (Incorporated by reference to Form 8-K filed on March 12, 2007.)

Exhibit No.	Description

10.11	General Security Agreement dated February 28, 2007 (Incorporated by reference to Form 8-K filed on March 12, 2007.)
10.12	Agreement dated February 28, 2007 with creditors agreeing to delivery of Senior Secured Promissory Note (Incorporated by reference to Form 8-K filed on March 12, 2007.)
10.13	Forbearance and Modification Agreement (Incorporated by reference to Form 10-QSB filed on November 14, 2007.)
10.14	Audit Committee Charter (Incorporated by reference to Form 10-KSB filed on April 14, 2008.)
10.15	Senior Secured Promissory Note date March 28, 2008 (Incorporated by reference to Form 10-KSB filed on April 14, 2008.)
10.16	Forbearance and Modification Agreement dated March 28, 2008 (Incorporated by reference to Form 10-KSB filed on April 14, 2008.)
10.17	Extension of Promissory Note dated April 11, 2008 (Incorporated by reference to Form 10-KSB filed on April 14, 2008.)
10.18	Senior Secured Promissory Note dated July 1, 2008 (Incorporated by reference to Form 8-K filed on July 30, 2008.)
10.19	Forbearance and Modification Agreement dated June 1, 2008 (Incorporated by reference to Form 8-K filed on July 30, 2008.)
10.20	Note and Share Exchange Agreement dated July 31, 2008 (Incorporated by reference to Form 8-K filed on January 13, 2009.)
10.21	Senior Secured Promissory Note dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.).
10.22	Senior Secured Promissory Note (Line of Credit) dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.23	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.24	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.25	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.26	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.27	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.28	Terms of Exchange dated January 11, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.29	Letter Term Sheet and Consent Documents dated January 11, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.30	Share Exchange Agreement dated January 11, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.31	Debt Conversion Agreement dated November 4, 2010 (Incorporated by reference to Form 10-Q filed on November 5, 2010.)
10.32	Maturity Extension Agreement dated November 4, 2010 (Incorporated by reference to Form 10-Q filed on November 5, 2010.)
10.33	Note Extension Agreement (note 4) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.34	Note Extension Agreement (note 5) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.35	Note Extension Agreement (note 6) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.36	Note Extension Agreement (note 7) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.37	Senior Secured Promissory Note (note 8) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)

Exhibit No.	Description

10.38	Senior Secured Line of Credit Promissory Note (note 9) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.39	Senior Secured Promissory Note (note 10 ) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.40	Note Extension Agreement (note 4) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.41	Note Extension Agreement (note 5) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.42	Note Extension Agreement (note 6) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.43	Note Extension Agreement (note 7) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.44	Note Extension Agreement (note 9) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.45	Note Extension Agreement (note 8) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.46	Agreement dated March 7, 2014 to extend maturity date of Senior Secured Notes (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.47	Agreement to Extend Line of Credit dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.48	Note Extension Agreement (Note 4) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.49	Note Extension Agreement (Note 5) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.50	Note Extension Agreement (Note 6) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.51	Note Extension Agreement (Note 7) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.52	Note Extension Agreement (Note 8) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.53	Note Extension Agreement (Note 10) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.54	Note Extension Agreement (Note 11) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.55	Share Contribution Agreement, dated November 10, 2014, by and between Invisa, Inc. and Howard R. Curd (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.56	Asset Contribution Agreement, dated November 10, 2014, between Invisa, Inc. and UEP Holdings, LLC (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.57	Contribution Agreement, dated November 10, 2014, by and among Invisa, Inc., a Nevada corporation, UEP Holdings, LLC, a Delaware limited liability company, Howard R. Curd, Howard F. Curd, George Sanchez, Mark Kunz and Ted Torres (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.58	Certificate of Formation of UEP Holdings, LLC, dated November 10, 2014 (Incorporated by reference to Form 8-K filed on November 10, 2014.)

Exhibit No.	Description

10.59	Limited Liability Company Agreement for UEP Holdings, LLC, dated November 10, 2014(Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.60	Amended and Restated Limited Liability Company Agreement, dated November 10, 2014, among UEP Holdings, LLC, Invisa, Inc., Howard R. Curd, Howard F. Curd, George Sanchez, Mark Kunz and Ted Torres (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.61	Guaranty in favor of Lloyds Bank Commercial Finance Limited (Incorporated by reference to Form 8-K filed on January 20, 2015.)
10.62 *	Guaranty in favor of Lloyds Bank Commercial Finance Limited
10.63 *	Agreement dated December 31, 2014 with Centurian Investors, Inc. to consolidate loan
10.64 *	Senior Secured Promissory Note dated December 31,2014
10.65 *	Amendment to General Security Agreement dated December 31,2014
14	Code of Business Conduct and Ethics and Compliance Program (Incorporated by reference to Form 10-KSB filed on June 23, 2003.)
21.1 *	Subsidiaries of the Company
31.1 *	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350.
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350.
101.INS *	XBRL Instance Document **
101.SCH *	XBRL Taxonomy Extension Schema Document **
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document **

______________

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Financial Statement Schedules

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVISA, INC.

Dated: March 30, 2015	By:	/s/ Edmund C. King
Edmund C. King
Chief Executive Officer

Dated: March 30, 2015	By:	/s/ Edmund C. King
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

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2015	/s/ Edmund C. King
Edmund C. King, Chief Executive Officer

Dated: March 30, 2015	/s/ Edmund C. King
Edmund C. King, Chief Financial Officer, Director

Dated: March 30, 2015	/s/ Gregory J. Newell
Gregory J. Newell, Director

Dated: March 30, 2015	/s/ John E. Scates
John E. Scates, Director

