Form 10-K/A
period 2014-12-31
INVISA INC
filed 2015-04-30
CIK 1172706

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐  No ☑

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 30, 2015, Invisa, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) amends Part III, Items 10 through 13 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instructions G(3) to Form 10-K. The Company is filing this Form 10-K/A because it will not file its definitive proxy statement within 120 days after the end of its fiscal year ended December 31, 2014.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the Company’s Chief Executive Officer and Chief Financial Officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed.

3

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company

DIRECTORS

Name	Age	Position	Director Since

Edmund C. King	80	Co-Chairman of the Board, Chief Financial Officer and Director	2000

Gregory J. Newell	65	Director	2002

John E. Scates	58	Director	2002

Howard R. Curd	76	Co-Chairman of the Board, Chief Executive Officer and Director	2015

EDMUND C. KING has served as our Chief Financial Officer and Director since February 9, 2000 and as Co-Chairman of the Board since April 29, 2015. Mr. King also began serving as our Chairman and Chief Executive Officer from 2007 until April 2015. Until October 1, 1991, Mr. King was a partner in Ernst & Young, an international accounting and consulting firm. Commencing in 1999, Mr. King became a financial consultant to SmartGate, L.C. that we acquired in February 2000. Since January 1992, Mr. King has been a general partner of Trouver, an investment and financial consulting partnership. Mr. King is also a member of the Board of Directors of LTC Properties, Inc., an NYSE listed real estate investment trust. Mr. King is a graduate of Brigham Young University, having served on the National Advisory Council of that school’s Marriott School of Management, and has completed a Harvard University management course sponsored by Ernst & Young. Mr. King also has served as Chairman of the HFMA’s Long-Term Care Committee (Los Angeles Chapter). Mr. King was nominated to serve on our Board of Directors because of his extensive experience in accounting and financial assistance to various industries.

Ambassador GREGORY J. NEWELL has served as a Director of the Company since June 13, 2002. Ambassador Newell is an international business development strategist and former: U.S. Ambassador; U. S. Assistant Secretary of State; and White House Commissioned Officer, having served under four U.S. Presidents. From 1992 to the present, Ambassador Newell has served as President of International Commerce Development Corporation in Provo, Utah, an international business-consulting firm. Mr. Newell was nominated to serve on our Board of Directors because of his experience as an international business development strategist.

JOHN E. SCATES, a garage door industry engineer and consultant, was appointed to the Company’s Board of Directors on June 27, 2002. From June 1997 to the present, Mr. Scates has been President and Owner of Scates, Inc., a product design and failure analysis consultancy in Carrollton, Texas. Mr. Scates earned a BS Degree in Mechanical Engineering, Summa Cum Laude from Texas A & M University in 1979. Mr. Scates is licensed as a Professional Engineer in Texas, Florida, North Carolina and South Carolina.

Mr. Scates was nominated to serve on our Board of Directors at such time when we were seeking to expand our product offerings. He is knowledgeable of the powered gate industry and brings experience in research and manufacturing.

On November 10, 2014, the Company acquired all of the ordinary common stock of Egineered Products Acquisition Limited (“EPAL”), which owns the Wardle Storeys companies in the United Kingdom, and the Company’s wholly-owned subsidiary, UEP Holdings, Inc., acquired all of the ownership interests in Uniroyal Engineered Products, LLC (“UEP”). The operating companies were controlled by our majority stockholder, Howard R. Curd.

HOWARD R. CURD. On April 29, 2015, the Company’s Board of Directors elected Mr. Curd as a director and as Co-Chairman of the Board and Chief Executive Officer of the Company. Mr. Curd is Chairman, Chief Executive Officer and a manager of UEP and is a director of EPAL and EPAL’s subsidiaries. Mr. Curd has been the Chief Executive Officer and Chairman of Uniroyal Engineered Products, LLC since 2003. Mr. Curd served as the Chairman and Chief Executive Officer of Uniroyal Technology Corporation from September 21, 1992 to 2003. He has a long history of banking and general business experience. He has been a Director of FCB Financial Holdings, Inc. since October 1, 2010 and Florida Community Bank since September 1, 2010. He served as a Director of A. Schulman, Inc. from 2006 to December 12, 2014. He served as a Director of KeySpan Corporation and its predecessors, and Emcore Corporation. He served as a Director of Uniroyal Technology Corp. from 1992 until 2003. Mr. Curd served as a Trustee at Brothers Gourmet Coffee, Inc. from 2002 to 2006 and DeGeorgio from 2000 to 2003.

Significant employees of UEP are Howard R. Curd, Howard F. Curd, President, and George L. Sanchez, Executive Vice President of Global Operations.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and beneficial owners of more than ten percent of the Common Stock are required by SEC regulations to furnish the Company with copies of all reports that they file with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during fiscal 2014 its officers, directors and beneficial owners of more than ten percent of the Common Stock complied with all applicable Section 16(a) filing requirements, except that Ambassador Newell did not file reports of two sales of the Company’s stock in November and December 2014.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics and Compliance Program which is applicable to the Company and to all our directors, officers and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or comptroller, or other persons performing similar functions.

A copy of the Company’s Code of Ethics may be obtained free of charge by making the request to the Company in writing.

Compensation Committee Interlocks and Insider Participation

Not applicable.

Corporate Governance

The Audit Committee recommends to the Board the selection of independent accountants to audit the annual financial statements of the Company, reviews the annual financial statements and meets with the Company’s Chief Financial Officer and independent accountants to review the scope and results of the audit of the financial statements and other matters regarding the Company’s accounting, financial reporting and internal control systems. During fiscal 2014 the Audit Committee met four times. The members of the committee are Messrs. Gregory J. Newell (Chairman) and John E. Scates. The Audit Committee consists of independent directors.

The Board of Directors has determined that Mr. Newell is an “audit committee financial expert” as that term is used in Item 407 of Regulation S-K promulgated under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

FOR THE TWO YEARS ENDED DECEMBER 31, 2014

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Other Compensation ($)	Total ($)

Edmund C. King	2014	—	—	—	—	—	—	—	—
Chairman, CEO	2013	—	—	24,500	—	—	—	—	24,500
& CFO

Howard R. Curd	2014	348,163	70,000	—	—	—	21,000	—	439,163
Chairman & CEO	2013	277,230	—	—	—	—	21,000	—	298,230
of Uniroyal
Engineered
Products, LLC

Howard F. Curd	2014	264,000	50,000	—	—	—	16,800	—	330,800
President of	2013	250,000	40,000	—	—	—	16,800	—	306,800
Uniroyal
Engineered
Products, LLC

George L. Sanchez	2014	247,500	50,000	—	—	—	16,800	—	314,300
Executive Vice	2013	218,837	40,000	—	—	—	16,800	—	275,637
President of
Global Operations

Employment Agreements with Executives

We have no written employment agreements with our Invisa, Inc. executives.

Howard R. Curd, Chairman of the Board and Chief Executive officer of UEP, is employed pursuant to an employment agreement with UEP, which was amended and restated as of July 1, 2014. The agreement provides for a base salary of $475,000 per year. Mr. Curd’s base salary is subject to adjustment annually during the term of the agreement based on changes in the U.S. Consumer Price Index for All Urban Consumers, U.S. City Average (the “CPI”). Mr. Curd is also entitled to receive a bonus of up to 75% of his base salary pursuant to UEP’s bonus or incentive plan at the end of each fiscal year. Mr. Curd’s employment agreement provides for a three-and-a-half-year base term subject to automatic one-year extensions in December 2015 and each December thereafter unless such agreement is terminated by either party. In addition, Mr. Curd is entitled to receive the base salary that he would have received for the balance of the term of the agreement plus an amount equal to two years’ salary as severance upon termination of his employment by UEP. The agreement also provides for the Company to provide for bonuses, profit sharing, employee benefits, executive split dollar life insurance and other benefit plans and programs accorded to other executive officers of UEP, as determined by the Board of Managers of UEP. UEP is also obligated to provide life insurance for the benefit of Mr. Curd and his heirs in amounts commensurate with amounts provided by companies similarly situated for their executive officers. Mr. Curd became Co-Chairman and Chief Executive Officer of Invisa effective April 29, 2015.

Howard F. Curd, President and a Manager of UEP, is employed pursuant to an employment agreement with UEP, which was amended and restated as of July 1, 2014. The agreement provides for a base salary of $290,000 per year. Mr. Curd’s base salary is subject to adjustment annually during the term of the agreement based on changes in CPI. Mr. Curd is also entitled to receive a bonus of up to 60% of his base salary pursuant to UEP’s bonus or incentive plan at the end of each fiscal year. Mr. Curd’s employment agreement provides for a three-and-a-half-year base term subject to automatic one-year extensions in December 2015 and in each December thereafter unless such agreement is terminated by either party. In addition, Mr. Curd is entitled to receive the base salary that he would have received for the balance of the term of the agreement plus an amount equal to two years’ salary as severance upon termination of his employment by UEP. The agreement also provides for the Company to provide for bonuses, profit sharing, employee benefits, executive split dollar life insurance and other benefit plans and programs accorded to other executive officers of UEP, as determined by the Board of Managers of UEP. UEP is also obligated to provide life insurance for the benefit of Mr. Curd and his heirs in amounts commensurate with amounts provided by companies similarly situated for their executive officers.

George L. Sanchez, Executive Vice President of Global Operations of UEP, is employed pursuant to an employment agreement which was amended and restated as of July 1, 2014. The agreement provides for a base salary of $275,000 per year. Mr. Sanchez’s base salary is subject to adjustment annually during the term of the agreement based on changes in the CPI. Mr. Sanchez is also entitled to receive a bonus of up to 60% of his base salary pursuant to UEP’s bonus or incentive plan at the end of each fiscal year. Mr. Sanchez’s employment agreement provides for a three-and-a-half-year base term subject to automatic one-year extensions in December 2015 and in each December thereafter unless such agreement is terminated by either party. In addition, Mr. Sanchez is entitled to receive the base salary that he would have received for the balance of the term of the agreement plus an amount equal to two years’ salary as severance upon termination of his employment by UEP. The agreement also provides for the Company to provide for bonuses, profit sharing, employee benefits, executive split dollar life insurance and other benefit plans and programs accorded to other executive officers of UEP, as determined by the Board of Managers of UEP. UEP is also obligated to provide life insurance for the benefit of Mr. Sanchez and his heirs in amounts commensurate with amounts provided by companies similarly situated for their executive officers.

Outstanding Equity Awards at Fiscal Year-End

The Company had no outstanding equity awards at fiscal year-end.

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

401(k) Savings Plan

We do not have a 401(k) savings plan. UEP maintains a qualified defined-contribution plan with a 401(k) investment option for our U.S.-based employees. UEP does not make matching contributions to its employees’ 401(k) plan accounts.

Director Compensation

Our directors did not receive any compensation or grants of common stock during our 2014 fiscal year.

Compensation Committee Interlocks and Insider Participation

Not applicable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock and Voting Preferred Stock as of March 31, 2015, by (a) each person known to the Company to be the beneficial owner of more than five percent of the Common Stock, (b) all directors and nominees, (c) the Chief Executive Officer and the other four most highly compensated executive officers of the Company and (d) all directors and executive officers of the Company as a group. Each share of Common Stock has one vote, each shares of Series A Preferred Stock has 3,000 votes, each share of Series B Preferred Stock has 2,500 votes and each share of Series C Preferred has 100 votes on matters that may come before a meeting of the Company’s shareholders.

The table shows that Howard R. Curd beneficially owns Common and Preferred Stock that accounts for 83.59% of the voting power. Mr. Curd has indicated that he intends to support the recommendations of the Company’s Board of Directors. Accordingly, it is anticipated that all proposals recommended by the Board of Directors will be adopted.

At December 31, 2014:
	Common Stock
Name and Address of Beneficial Owner (1)	Reporting Status	Number of Shares Owned (2)	Percent of Class (3)

Howard R. Curd	Director, 5% Stockholder	6,943,699 (4)	47.81%
Edmund C. King	CEO, CFO, Director	365,359 (5)	2.52%
Gregory J. Newell	Director	143,581	0.99%
John E. Scates	Director	190,713	1.31%

All directors and executive officers of the Company as a group (4 persons)		7,608,352 (6)	52.38%

	Voting Preferred Stock
Name and Address of Beneficial Owner (1)	Reporting Status	Number of Shares Owned	Number of Votes

Howard R. Curd (6)	Director; 5% Stockholder
Series A Preferred		9,715	29,145,000
Series B Preferred		2,702	6,755,000
Series C Preferred		6,549	654,900

Name and Address of Beneficial Owner (1)	Total Number of Votes	Percent of Total Votes of Outstanding Shares

Howard R. Curd	43,498,599	83.59%
Edmund C. King	365,359	0.70%
Gregory J. Newell	143,581	0.28%
John E. Scates	190,713	0.37%

All directors and executive officers of the Company as a group (4 persons)	44,163,252	84.87%

_________________

(1)	All addresses are c/o the Company, 1800 2nd Street, Suite 965, Sarasota, Florida 34236.
(2)	Information contained in the table reflects “beneficial ownership” as defined in Rule 13d-3 under the Securities Exchange Act of 1934. This table is based on information supplied by directors, officers and beneficial owners of ten percent or more of the Common Stock and Forms 13D filed with the Securities and Exchange Commission by beneficial owners of five percent or more of the Common Stock. Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them.
(3)	Applicable percentages are based on 14,524,531 shares of Common Stock, 9,715 shares of Series A. Preferred Stock, 2,702 shares of Series B. Preferred Stock and 16,124 shares of Series Preferred Stock outstanding , plus for each person or group shares issuable pursuant to options exercisable within 60 days under the Company’s stock option plans.
(4)	Does not include 3,848,485 shares of Common Stock held in escrow as security in connection with the Senior Secured Promissory Note held by Centurian Investors, Inc., which is controlled by Mr. Curd.
(5)	Includes 330,359 shares held in Mr. King’s name, and 1,000 shares held in the name of the King Family Trust.
(6)	Mr. Curd owns all of the outstanding shares of the Series A Preferred and Series B Preferred classes.

Securities Authorized for Issuance Under Equity Compensation Plans

There are currently no shares available for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

In order to determine which of our directors may qualify as independent directors, we have adopted the director independence standards of NASDAQ. The Board of Directors has reviewed each of the directors’ relationships with the Company in conjunction with such standards and has affirmatively determined that the following members of the Board of Directors are “independent” within the meaning of such rule: Messrs. Newell and Scates.

Transactions with Related Persons

Howard R. Curd, who is Co-Chairman and Chief Executive officer of the Company and is Chairman and Chief Executive Officer of UEP (“Mr. Curd”), holds a senior secured promissory note of the Company in the amount of $1,470,057.27, which is secured by all assets of the Company; holds four subordinated secured promissory notes of UEP in the aggregate amount of $2,000,000 with a maturity date of October 17, 2018; owns the company that leases to the Company the production facility in Stoughton, Wisconsin; and holds a secured promissory note of the Company’s subsidiary, Engineered Products Acquisition Limited (“EPAL” in the face amount of approximately $1,348,000 that has a maturity date of December 21, 2023 and is secured by a lien against all of the assets of EPAL.

Prior to the acquisition by the Company’s subsidiary, UEP was a party to an agreement with a company owned by Mr. Curd, which provided for that company to provide management and administrative services to UEP. The management agreement was assigned to the Company at the time of the acquisition.

During 2013 UEP sold real estate and certain insurance policies for $2,117,098 to a related party owned by the majority owners of UEP. The proceeds were used to reduce UEP’s term debt and line of credit obligations by the same amount. Additionally, as part of the transaction with the related party, UEP leased the real estate it had sold plus additional land from the related company. The term of the lease runs to October 31, 2033.

Mr. Curd holds four subordinated secured promissory notes dated October 17, 2003, of UEP. The aggregate principal amount of the four notes is $2,000,000. The notes carry an interest rate of 9.25% per annum. Payment of the principal amount, which was due on October 17, 2013, was deferred, with payment of $600,000 being due on October 17, 2017 and $1,400,000 and any other outstanding amounts being due on October 17, 2018. UEP pays an accommodation fee for the deferral of two percent (2%) of the amount of the deferred payment on October 17 of each year until the notes have been repaid in full. The notes are secured by a security agreement providing a lien on all of the assets of UEP but subordinated to the lien of UEP’s senior lender.

Mr. Curd also holds a secured promissory note dated December 31, 2013, of EPAL in the amount of approximately $1,348,000 with an interest rate of 6.25% per annum. The maturity date of the note is December 21, 2023. The note is secured by a security agreement granting a lien against all assets of EPAL. He also holds the 50 outstanding shares of EPAL’s preferred shares, having a stated value of approximately $20 million.

UEP has a Split-Dollar Life Insurance Plan, whereby UEP pays premiums for insurance on the lives of Howard R. Curd, Howard F. Curd and George L. Sanchez, Executive Vice President- Global Operations of UEP. Under the plan, UEP has purchased two life insurance policies on the life of Howard R. Curd. Each of the policies has a face amount of $5,000,000. UEP has also purchased life insurance policies under the plan on the lives of Howard F. Curd and George L. Sanchez.

UEP is a party to an agreement with its managers, Howard R. Curd and Howard F. Curd, and its former shareholders, who are officers of UEP, whereby the managers and shareholders granted consents and waivers in connection with certain organizational documents of UEP to permit the acquisition of UEP by the Company’s subsidiary, UEP Holdings, LLC; the agreement also provides for the indemnification of the former shareholders of UEP for any proceedings in connection with tax claims arising prior to the closing of the acquisition.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits:

Exhibit No.	Description

31.3	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVISA, INC.

Dated: April 30, 2015	By:	/s/ Howard R. Curd
Howard R. Curd
Chief Executive Officer

Dated: April 30, 2015	By:	/s/ Edmund C. King
Edmund C. King
Chief Financial Officer

