Form 10-Q
period 2015-04-05
INVISA INC
filed 2015-05-04
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2015

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

The number of shares of Common Stock outstanding as of May 4, 2015 was 14,351,698.

1

INVISA, INC.

Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 INVISA, INC.

CONSOLIDATED BALANCE SHEETS

	April 5, 2015	December 28, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,138,471	$604,234
Accounts receivable, net	16,354,138	14,607,787
Inventories, net	17,147,283	17,421,082
Other current assets	2,115,197	2,130,282
Related party receivable	16,144	74,931
Total Current Assets	37,771,233	34,838,316

PROPERTY AND EQUIPMENT	13,009,542	12,001,128

OTHER ASSETS
Intangible assets	3,545,361	3,668,956
Goodwill	1,079,175	1,079,175
Other long-term assets	1,373,462	1,295,965
Total Other Assets	5,997,998	6,044,096

TOTAL ASSETS	$56,778,773	$52,883,540

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Checks issued in excess of bank balance	$719,727	$438,145
Line of credit	17,353,679	16,396,306
Current maturities of long-term debt	473,118	522,095
Current maturities of capital lease obligations	538,509	96,071
Accounts payable	9,912,000	9,409,062
Accrued expenses	3,831,846	3,408,143
Related party payable	—	20,260
Current portion of postretirement benefit liability - health and life	115,039	115,039
Total Current Liabilities	32,943,918	30,405,121

LONG-TERM LIABILITIES
Long-term debt, less current portion	1,197,526	1,355,297
Capital lease obligations, less current portion	1,604,039	238,836
Related party lease financing obligations	2,162,562	2,162,393
Long-term debt to related parties	4,676,801	4,740,728
Postretirement benefit liability - health and life, less current portion	2,656,580	2,662,570
Other long-term liabilities	745,282	840,378
Total Long-Term Liabilities	13,042,790	12,000,202
Total Liabilities	45,986,708	42,405,323

(Continued)

See accompanying notes to the consolidated financial statements.

INVISA, INC.

CONSOLIDATED BALANCE SHEETS

(Continued)

	April 5, 2015	December 28, 2014
	(Unaudited)

STOCKHOLDERS' EQUITY
Convertible Preferred Stock: 5,000,000 shares authorized ($100 value):
Series A, 9,715 shares issued and outstanding	798,500	798,500
Series B, 2,702 shares issued and outstanding	270,160	270,160
Series C, 16,124 shares issued and outstanding	1,600,467	1,600,467
Preferred unit, Series A UEP Holdings, LLC, 200,000 units issued and outstanding ($100 issue price)	617,571	617,571
Preferred units, Series B UEP Holdings, LLC, 150,000 units issued and outstanding ($100 issue price)	463,179	463,179
Preferred stock, Engineered Products Acquisition limited, 50 shares issued and outstanding ($1.51 stated value)	75	75
Common stock, 95,000,000 shares authorized ($.001 par value) 14,351,698 and 14,351,398 shares issued and outstanding as of April 5, 2015 and December 28, 2014, respectively	14,352	14,352
Additional paid in capital	32,550,326	32,549,585
Accumulated deficit	(25,909,082)	(26,626,634)
Accumulated other comprehensive income	386,517	790,962
Total Stockholders' Equity	10,792,065	10,478,217

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$56,778,773	$52,883,540

See accompanying notes to the consolidated financial statements.

INVISA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	April 5, 2015	March 30, 2014

NET SALES	$27,514,935	$24,370,234

COST OF GOODS SOLD	22,159,872	19,933,135

Gross Profit	5,355,063	4,437,099

OPERATING EXPENSES:
Selling	1,327,926	1,172,411
General and administrative	1,955,776	1,849,043
Research and development	325,830	361,606
OPERATING EXPENSES	3,609,532	3,383,060

Operating Income	1,745,531	1,054,039

OTHER INCOME (EXPENSE):
Interest and other debt related expense	(387,417)	(454,057)
Other income	167,361	24,433
Net Other Expense	(220,056)	(429,624)

INCOME BEFORE TAX PROVISION	1,525,475	624,415

TAX PROVISION	114,818	28,655

NET INCOME	1,410,657	595,760

Preferred stock dividend	(693,105)	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	717,552	595,760

OTHER COMPREHENSIVE INCOME (LOSS):
Minimum benefit liability adjustment	(45,229)	(147,474)
Foreign currency translation adjustment	(359,216)	39,269
Unrealized gain (loss) on effective hedge:
Reclassification of amounts to earnings	—	16,499
Unrealized loss for the year	—	(1,395)

COMPREHENSIVE INCOME TO COMMON SHAREHOLDERS	$313,107	$502,659

EARNINGS PER COMMON SHARE:
Basic	$0.05	$0.04
Diluted	$0.04	$0.03
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	14,351,579	14,186,836
Diluted	19,108,412	18,943,669

See accompanying notes to the consolidated financial statements.

INVISA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended April 5, 2015

(Unaudited)

																	Accumu-
																	lated
																	Other
											EPAL				Additional	Accumu-	Compre-
	Preferred A		Preferred B		Preferred C		UEPH Series A		UEPH Series B		Preferred		Common Stock		Paid-in	lated	hensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance December 28, 2014	9,715	$798,500	2,702	$270,160	16,124	$1,600,467	200,000	$617,571	150,000	$463,179	50	$75	14,351,398	$14,352	$32,549,585	$(26,626,634)	$790,962	$10,478,217

Net Income																1,410,657		1,410,657
Issuance of and subscription for common stock													300		741			741
Other comprehensive loss																	(404,445)	(404,445)
Preferred stock dividend																(693,105)		(693,105)

Balance April 5, 2015	9,715	$798,500	2,702	$270,160	16,124	$1,600,467	200,000	$617,571	150,000	$463,179	50	$75	14,351,698	$14,352	$32,550,326	$(25,909,082)	$386,517	$10,792,065

See accompanying notes to the consolidated financial statements.

INVISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 5, 2015	March 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,410,657	$595,760
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	387,843	346,180
Contributed officer compensation	—	9,000
Amortization of intangible assets	5,001	14,451
Noncash post-employment health and life benefit	(24,594)	(124,626)
Changes in assets and liabilities:
Accounts receivable	(2,184,030)	(1,215,130)
Inventories	(86,654)	88,244
Other current assets	(56,085)	(159,114)
Related party receivable	39,728	9,054
Other long-term assets	11,690	(106,073)
Accounts payable	781,111	1,640,725
Accrued expenses	246,013	393,111
Postretirement benefit liability - health and life	(26,625)	(27,437)
Other long-term liabilities	(58,388)	(20,258)
Cash Flows provided by Operating Activities	445,667	1,443,887

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,505,680)	(473,138)
Cash Flows used in Investing Activities	(1,505,680)	(473,138)

CASH FLOWS FROM FINANCING ACTIVITIES
Checks issued in excess of bank balance	281,582	(96,631)
Net advances (reductions) on line of credit	1,211,348	(837,252)
Payments on long-term debt	(43,645)	(48,896)
Proceeds from issuance of long-term debt and capital leases obligations	1,720,589	562,561
Payments on capital lease obligations	(29,306)	(49,236)
Net payments on life insurance policies	(89,187)	—
Proceeds from related party obligation	—	89,940
Payment of preferred dividends	(403,582)	—
Purchase of treasury stock	—	(2,075)
Distributions to members	—	(122,000)
Cash Flows provided by (used in) Financing Activities	2,647,799	(503,589)
Net Change in Cash and Cash Equivalents	1,587,786	467,160
Cash And Cash Equivalents - Beginning Of Period	604,234	311,029
Effects of currency translation on cash and cash equivalents	(53,549)	4,743

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,138,471	$782,932

For noncash transactions and supplement disclosure of cash flow information see Note 2.

See accompanying notes to the consolidated financial statements.

INVISA, INC

Notes to Consolidated Financial Statements

April 5, 2015

(Unaudited)

1.	Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared based upon Securities Exchange Commission rules that permit reduced disclosure for interim periods. Therefore, they do not include all information and footnote disclosure necessary for a complete presentation of Invisa. Inc.’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. Invisa, Inc. (the “Company,” “Invisa,” “we,” or “us”) filed audited consolidated financial statements as of and for the years ended December 31, 2014 and 2013, which included all information and notes necessary for such complete presentation in conjunction with its 2014 Annual Report on Form 10-K.

The results of operations for the interim period ended April 5, 2015 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014, which are contained in the Company’s 2014 Annual Report on Form 10-K.

On November 10, 2014 the Company acquired all of the ownership interests in Uniroyal Engineered Products, LLC (“Uniroyal”), a U.S. manufacturer of textured coatings, and all of the ordinary common stock of Engineered Products Acquisition Limited (“EPAL”), the holding company for Wardle Storeys (Group) Limited (“Wardle Storeys”), a European manufacturer of textured coatings and polymer films. At that time the Company’s fiscal year was January 1 to December 31. Prior to their acquisitions these companies had been on a 52/53 week year depending on the nearest Sunday to December 31. Effective with the current year, the Company is changing its fiscal year to correspond to the reporting periods of its subsidiaries. The current fiscal year will be a 53 week year and will end on January 3, 2016. The current year’s interim quarters will end on April 5, 2015, July 5, 2015 and October 4, 2015. The prior year comparatives have been adjusted to conform with a 52/53 week reporting cycle . This change will not have any significant effect on the previously filed Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of April 5, 2015, the results of operations, comprehensive income and cash flows for the interim periods ended April 5, 2015 and March 30, 2014.

The consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the US dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s UK-based operations are measured using the UK pound sterling as the functional currency. Foreign currency translation gains and losses are recorded as a change in other comprehensive income. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are included in Other (Expense) / Income on the consolidated statements of comprehensive income.

2.	Noncash Transactions and Supplemental Disclosure of Cash Flow Information

During the year ended December 28, 2014, the Company had reduced borrowings on its line of credit by converting dollars to additional borrowings on its term loans with Wells Fargo Capital Finance, LLC of $573,972. During the three months ended April 5, 2015 and the three months ended March 30, 2014, the Company paid down its term loans using available borrowings on its various lines of credit of $141,640 and $230,876, respectively.

The Company entered into several new equipment leases during 2015 with a fair value of $171,045 which are accounted for as capital leases. The fair value was added to property and equipment and a corresponding amount to capital lease obligations.

Supplemental disclosure of cash paid for:

	April 5, 2015	March 30, 2014

Interest expense	$370,822	$317,830

3.	Derivatives

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

The Company incurs foreign currency risk on sales and purchases denominated in other currencies, primarily the British Pound Sterling and the Euro. Foreign currency exchange contracts are used by the Company principally to limit the exchange rate fluctuations of the Euro. The Euro risk is partially limited due to natural cash flows offsets. Currency exchange contracts are purchased for approximately 25% of the net risk. These contracts are not designated as cash flow hedges for accounting purposes. Changes in fair value of these contracts are reported in net earnings as part of other income and expense.

4.	Fair Value of Financial Instruments

The Company’s short term financial instruments consist of the following: cash and cash equivalents, receivables and accounts payable. The Company adjusts the carrying value of financial assets denominated in other currencies such as cash, receivables, accounts payable and the lines of credit using the appropriate exchange rates at the balance sheet date. The Company believes that the carrying values of these short term financial instruments approximate their estimated fair values.

The fair value of the Company’s long term debt is estimated based on current rates for similar instruments with the same remaining maturities. In determining the current interest rates for similar instruments the Company takes into account its risk of nonperformance. The Company believes that the carrying value of its long term debt approximates its estimated fair value.

The fair value of the Company’s interest rate swaps are the estimated amounts that the Company would receive, or pay, to sell or transfer the swaps to a third party, taking into account current and future interest rates and the nonperformance risk of the Company and the counterparty. At April 5, 2015 and December 28, 2014 the Company did not have any interest rate swaps.

The Company uses foreign currency exchange contracts which are recorded at their estimated fair values in the accompanying consolidated balance sheets. The fair values of the currency exchange contracts are based upon observable market transactions of spot and forward rates.

For the three months ended April 5, 2015, there have been no changes in the application of valuation methods applied to similar assets and liabilities.

5.	Foreign Currency Translation

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

6.	Inventory

Inventories consist of the following:

	April 5, 2015	December 28, 2014

Raw materials	$5,670,211	$5,225,361
Work-in-process	4,428,461	4,074,324
Finished goods	7,984,061	9,103,269
	18,082,733	18,402,954
Less: Allowance for inventory obsolescence	(935,450)	(981,872)

Total Inventories	$17,147,283	$17,421,082

7.	Other Current Assets

Other current assets consist of the following:

	April 5, 2015	December 28, 2014

Current deferred tax asset, net of valuation allowance	$938,330	$1,076,138
Other	1,176,867	1,054,144

Total Other Current Assets	$2,115,197	$2,130,282

8.	Other Long-Term Assets

Other long-term assets consist of the following:

	April 5, 2015	December 28, 2014

Non-current deferred tax asset, net of valuation allowance	$835,000	$835,000
Other	538,462	460,965

Total Other Long-term Assets	$1,373,462	$1,295,965

9.	Other Long-term Liabilities

Other long-term liabilities consist of the following:

	April 5, 2015	December 28, 2014

Non-current deferred tax liability	$675,759	$742,997
Other	69,523	97,381

Total Other Long-term Liabilities	$745,282	$840,378

10.	Line of Credit

The Company’s Uniroyal subsidiary has available a $30,000,000 line of credit financing agreement with Wells Fargo Capital Finance, LLC, which matures on October 17, 2019. Interest is payable monthly at the Eurodollar rate plus 2.25% or Wells Fargo Capital Finance, LLC's prime rate at the Company's election. The outstanding balance on the line of credit (“Uniroyal Line of Credit”) was $9,574,005 and $8,775,684 as of April 5, 2015 and December 28, 2014, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying consolidated balance sheets.

The Company’s Wardle Storeys subsidiary has available a £8,500,000 (approximately $13.2 million) line of credit financing agreement with Lloyds Bank Commercial Finance Limited and is subject a to six month notice by either party. The line has several tranches based on currency or underlying security. Interest is payable monthly at the base rate (UK LIBOR) plus 2.15% to 3.15% depending on the tranche. The outstanding balance on the line of credit (“Wardle Storeys Line of Credit”) was £5,255,411 and £4,888,972 ($7,779,674 and $7,620,622) as of April 5, 2015 and December 28, 2014, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying balance sheets.

11.	Long-Term Debt

Long-term debt consists of the following:

	Interest Rate	April 5, 2015	December 28, 2014

Wells Fargo Capital Finance LLC	LIBOR + 2.25%	$1,234,313	$1,341,643
Lloyds Bank Commercial Finance Limited	LIBOR + 3.15%	385,870	441,642
Wells Fargo Equipment Finance	7.82%	—	26,894
Wells Fargo Equipment Finance	11.43%	20,982	28,811
Wells Fargo Equipment Finance	7.89%	4,937	6,519
Susquehanna Commercial Finance, Inc.	12.70%	24,542	31,883
		1,670,644	1,877,392
Current portion		(473,118)	(522,095)

		$1,197,526	$1,355,297

12.	Related Party Obligations

Long-term debt to related parties consists of the following:

	Interest Rate	April 5, 2015	December 28, 2014

Senior subordinated promissory note	9.25%	$2,000,000	$2,000,000
Secured promissory note	6.25%	1,206,744	1,270,671
Senior secured promissory note	10.00%	1,470,057	1,470,057

		$4,676,801	$4,740,728

The Company has a lease financing obligation under which it leases its main manufacturing facility and certain other property from the related party lessor entity, accrues interest at 18.20% and requires monthly principal and interest payments of $31,800, which are adjusted annually based on the consumer price index. This lease was modified to add new property in November 2014. The additional lease payment of $1,500 per month is included in the $31,800. The lease financing obligation matures during October 2033. The Company has security deposits of $267,500 held by the lessor entity. For the years 2014 through 2016 the amount of interest owed exceeds the amount of payments made, resulting in a net increase to the outstanding principal balance of the lease financing obligation. This obligation is shown in the accompanying financial statements as Related Party Lease Financing Obligation which has a balance of $2,163,595 (which includes the current portion of $1,033) and $2,162,393 as of April 5, 2015 and December 28, 2014, respectively.

13.	Capital Leases

The Company has several equipment capital leases which expire from January 2015 through March 2020 with monthly lease payments ranging from approximately $1,176 to $20,979 per month. The capital lease obligations are secured by the related equipment. As of April 5, 2015 and December 28, 2014, assets recorded under capital leases are included in property and equipment in the accompanying balance sheets. Amortization of items under capital lease obligations has been included with depreciation expense on owned property and equipment in the accompanying statements of operations.

The Company constructed a new manufacturing line at its UK facility at a cost of approximately $2,378,000. In March 2015, the Company entered into a financing lease and received a payment £1,136,697 (approximately $1,720,589) from the leasing company. The financing lease has 60 monthly payments of £20,979 (approximately $31,000) with an interest rate of 4.09%.

The principal balance of the capital lease obligations are $2,142,548 and $334,907 as of April 5, 2015 and December 28, 2014, respectively with interest rates ranging from 3.84% to 14.47%.

14.	Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss) were as follows:

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustment	Total

Balance at December 28, 2014	$702,067	$88,895	$790,962
Other comprehensive losses before reclassifications		(359,216)	(359,216)
Reclassification adjustment for gain (loss) included in net income	(45,229)		(45,229)

Balance at April 5, 2015	$656,838	$(270,321)	$386,517

The gain (loss) reclassified from accumulated other comprehensive income (loss) into income is recorded to the following income statement line items:

Other Comprehensive Income Component	Income Statement Line Item

Minimum Benefit Liability Adjustments	General and administrative expense
Unrealized Gain (Loss) on Effective Hedge	Interest expense

15.	Recent Accounting Pronouncements

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

16.	Earnings (Loss) per Common Share

The Company calculates basic net income per common share by dividing net income after the deduction of preferred stock or preference dividends by the weighted average number of common shares outstanding. The calculation of diluted net income per share is consistent with that of basic net income per common share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. At April 5, 2015 and December 28, 2014, the Company’s 28,541 shares of convertible preferred stock Series A, Series B and Series C can be converted into 4,756,833 common shares. This amount was added to the weighted average common shares to calculate the diluted earnings per share.

17.	Subsequent Events

The Company has evaluated subsequent events occurring through the date that the financial statements were issued, for events requiring recording or disclosure in the April 5, 2015 financial statements. There were no material events or transactions occurring during this period requiring recognition or disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overiew

We are a leading provider of manufactured vinyl coated fabrics. Our best known brand, Naugahyde, is the product of many improvements on a rubber-coated fabrics developed a century ago in Naugatuck, Connecticut. We design, manufacture and market a wide selection of vinyl coated fabric products under a portfolio of recognized brand names. We believe that our business has continued to be a leading supplier in its marketplace because of our ability to provide specialized materials with performance characteristics customized to the end-user specifications, complemented by technical and customer support for the use of our products in manufacturing.

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

Products are developed and marketed based upon the performance characteristics required by end-users. For example, for recreational products used outdoors, such as boats, personal watercraft, golf carts and snowmobiles, a product designed primarily for with water-based durability and weatherability is used. We also manufacture a line of products called BeautyGard topcoats that contain agents to protect against bacterial and fungal micro-organisms and can withstand repeated cleaning, a necessity in the restaurant and health care industries. These topcoats are environmentally friendlier than solvent-based topcoats. The line is widely used in hospitals and other healthcare facilities. Flame and smoke retardant vinyl coated fabrics are used for a variety of commercial and institutional furniture applications, including hospitals, restaurants and residential care centers and seats for school busses and aircraft.

We currently conduct our operations in facilities that are located in Stoughton, Wisconsin and Earby, England.

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. For further discussion of our significant accounting policies, refer to Note 1 —“Summary of Significant Accounting Policies” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recent Accounting Pronouncements

See Note 15 – “Recent Accounting Pronouncements” to the Consolidated Financial Statements for a discussion of recent accounting guidance.

Quarter Ended April 5, 2015 Compared to the Quarter Ended March 30, 2014

The following table sets forth, for the three months ended April 5, 2015 and March 30, 2014, certain operations data including their respective percentage of net sales:

	Three Months Ended
	April 5, 2015		March 30, 2014		Change	% Change

Net Sales	$27,514,935	100.0%	$24,370,234	100.0%	$3,144,701	12.9%
Cost of Sales	22,159,872	80.5%	19,933,135	81.8%	2,226,737	11.2%
Gross Profit	5,355,063	19.5%	4,437,099	18.2%	917,964	21.7%
Other Expenses:
Selling	1,327,926	4.8%	1,172,411	4.8%	155,515	13.3%
General and administrative	1,955,776	7.1%	1,849,043	7.6%	106,733	5.8%
Research and development	325,830	1.2%	361,606	1.5%	(35,776)	-9.9%
Total operating expenses	3,609,532	13.1%	3,383,060	13.9%	226,472	6.7%
Operating Income	1,745,531	6.3%	1,054,039	4.3%	691,492	65.6%
Interest expense	(387,417)	-1.4%	(454,057)	-1.9%	66,640	-14.7%
Other income	167,361	0.6%	24,433	0.1%	142,928	>100%
Income before taxes	1,525,475	5.5%	624,415	2.6%	901,060	>100%
Tax provision	114,818	0.4%	28,655	0.1%	86,163	>100%
Net income	1,410,657	5.1%	595,760	2.4%	814,897	>100%
Preferred dividends	(693,105)	-2.5%	—	0.0%	(693,105)	—
Net income available to common shareholders	$717,552	2.6%	$595,760	2.4%	$121,792	20.4%

Overview

On November 10, 2014, the Company acquired through its subsidiary UEP Holdings LLC (“UEPH”) all of the ownership interests in Uniroyal Engineered Products, LLC (“Uniroyal”), and all of the ordinary common stock of Engineered Products Acquisition Limited ( “EPAL”) the holding company for Wardle Storeys (Group) Limited (“Wardle Storeys”). As further explained in the 2014 Annual Report on Form 10-K, this transaction was treated as a combination between entities under common control and was accounted for in a manner similar to the pooling-of-interest method.

Effective with the current year, the Company is changing its fiscal year to correspond to the reporting periods of its subsidiaries. The current fiscal year will be a 53 week year and will end on January 3, 2016. The current year’s interim quarters will end on April 5, 2015, July 5, 2015 and October 4, 2015. The extra reporting week occurred during the first quarter ended April 5, 2015.

Wardle Storeys’ functional currency is the British Pound Sterling. The average exchange rate for the Pound Sterling to the U.S. Dollar was approximately 8.5% lower in 2015 compared to 2014. Although it affected and decreased each line item in 2015, the overall negative effect on net income was approximately $18,000 for the 2015 year compared to 2014.

Revenue

Total revenue in 2015 increased $3,144,701 or 12.9% to $27,514,935 from $24,370,234 in 2014. The increase was primarily due to new automotive platform launches and the additional reporting week included in 2015. The increase was partially offset by the unfavorable impact of the change in the average Sterling exchange rate for 2015 compared to 2014.

Gross Profit

Total gross profit in 2015 was $5,355,063 or 19.5% of sales compared with $4,437,099 or 18.2% of sales in 2014. The gross profit percentage increased in 2015 primarily due to the rolling off of lower margin automotive platforms which were replaced with higher margin platforms and the positive results of cost efficiency programs implemented during 2014.

Operating Expenses

Selling expenses in 2015 increased $155,515 or 13.3% to $1,327,926 from $1,172,411 in 2014. The increase resulted primarily due to increases in administrative, marketing and support staff expenses added during the second half of 2014.

General and administrative expenses in 2015 increased by $106,733 or 5.8% to $1,955,776 from $1,849,043 in 2014. Expenses increased in 2015 due to increasing labor costs and administrative expenses necessary to prepare the Company to become a multinational SEC reporting company added subsequent to the first quarter of 2014.

Research and development (“R&D”) expenses in 2015 decreased by $35,776 to $325,830 from $361,606 in 2014. Developmental expenses are reclassified to cost of sales when products developed in the R&D department are sold. The decrease in R&D expenses was primarily attributable to more R&D sales and therefore more expenses being reclassified to cost of sales.

Interest Expense

Interest expense in 2015 decreased by $66,640 or 14.7% to $387,417 from $454,057 in 2014. This decrease was attributable to a lower weighted average effective rate for 2015 compared to 2014.

Other Income

Other income increased $142,928 to $167,361 from $24,433. The increase was primarily due to gains resulting from the foreign currency translation of certain assets and liabilities which are denominated in Euros to the functional currency of the subsidiary.

Tax provision

The Company files income tax returns in the United States as a C-Corporation, and in several state jurisdictions and in the United Kingdom. The Company’s subsidiary, Uniroyal, is a limited liability company (LLC) for federal and state income tax purposes and as such, its income, losses, and credits are allocated to its members. Uniroyal’s income is allocated entirely to UEPH as its sole member. Invisa then receives this income allocation as a member of UEPH less the dividends paid on the preferred units held by the former members of Uniroyal. For federal income tax purposes UEPH is a pass through entity and the Company’s share of its taxable income is reported on its tax return. The taxable income applicable to the distribution for the preferred ownership interests is reported to the members who report it on their respective individual tax returns.

The Company has a deferred tax asset resulting from accumulated net operating losses which was partially reserved at December 28, 2014. The Company expects that the benefit from a further reduction in the valuation allowance in 2015 will offset the federal provision on the U.S. taxable income. Therefore, the provision for fiscal 2015 will be comprised of EPAL’s U.K. tax plus a state and local tax provision on Invisa’s U.S. income less the UEPH preferred dividends to the former Uniroyal members. The provision for the three months ended April 5, 2015 includes the EPAL U.K. tax and the Invisa state and local tax.

The income tax provision for the three months ended March 30, 2014 is related to EPAL. There is no Invisa U.S. provision since Uniroyal prior to the November 10, 2014 acquisition was a pass-through LLC for tax purposes with the members being responsible to pay any federal and state income taxes and Invisa as a separate company, had a net operating loss and therefore did not incur a tax liability.

Preferred Stock Dividend

The terms of the acquisitions in November 2014 resulted in the issuance of preferred ownership units/stock of UEP Holdings, LLC and EPAL to the sellers. These preferred units carried quarterly dividend requirements on a total value of $55,000,000 at rates ranging from 5% to 5.5%. The dividend reflected in the financial statements for 2015 is the dividend payable for the first quarter of 2015 which was paid in April 2015. There was no corresponding preferred dividend obligation during the first quarter of 2014.

Liquidity and Sources of Capital

For operational purposes the Company normally maintains zero based cash accounts at its corporate offices in the U.S and minimal cash balances in the U.K. accounts for outstanding checks. Cash as it is needed is provided by using the Company’s lines of credit. These lines provide for a total borrowing commitment in excess of $40,000,000 subject to the underlying borrowing base specified in the agreements. At April 5, 2015, $17,353,679 is outstanding under these lines with additional availability of approximately $3.8 million. The balances due under the lines of credit are recorded as current liabilities on the balance sheet.

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

The ratio of current assets to current liabilities, including the amount due under our lines of credit, was 1.15 at April 55, 2015 and December 28, 2014.

Cash balances increased $1,534,237, after the effects of currency translation of $53,549, to $2,138,471 at April 5, 2015 from $604,234 at December 28, 2014. The increase was primarily attributable to the proceeds from a financing lease. Of the above noted amounts, $1,759,527 and $480,803 were held outside the U.S. by our foreign subsidiaries as of April 5, 2015 and December 28, 2014, respectively.

Cash provided by operations was $445,667 for the three months ended April 5, 2015 compared to $1,443,887 for the three months ended March 30, 2014. Cash provided by operations during 2015 was primarily due to operating income and increased accounts payable due to the timing of vendor payments offset by increases in accounts receivable and other current assets. Cash provided by operations during 2014 was primarily due to operating income and increased accounts payable due to the timing of vendor payments offset by increases in accounts receivable and other current assets.

Cash used in investing activities was $1,505,680 for the three ended April 5, 2015 compared to $473,138 for the three months ended March 30, 2014. During 2015, cash used for investing activities was principally for purchases of machinery and equipment at our manufacturing locations. Of the $1,505,680 total capital expenditures for 2015, $1,260,921 was for the U.K. manufacturing facility and of this amount $775,058 was for the completion of a new production line. The total cost of the line was approximately $2.4 million. The Company arranged a financing lease for $1.7 million which was funded in March 2015. The proceeds from this lease will primarily be used to reduce the Company’s U.K. line of credit.

For the three months ended April 5, 2015 financing activities provided $2,647,799 as compared to $503,589 being used for financing activities for the three months ended March 30, 2014. As mentioned above, the company received in March 2015 $1,720,589 related to a financing lease. During 2015 the Company paid $403,582 of preferred dividends that were payable at December 28, 2014. During 2014, cash used in financing activities included distributions to the former members of Uniroyal of $122,000, for taxes payable by the members as required by the member agreement. Included in 2014 was an increase in long-term debt of $562,561 which primarily was from the term loan on equipment previously owned by the Company not previously financed.

We have revolving lines of credit commitment totaling in excess of $40,000,000 subject to the underlying borrowing base. The lines bears interest at LIBOR plus a range of 2.15% to 3.15%, depending on the underlying borrowing base, or, at our option, at the bank's prime or base lending rate. At April 5, 2015 the outstanding borrowings were $17,353,679 with additional availability of approximately $3.8 million. We plan to use this availability to help finance our cash needs in fiscal 2015 and future periods.

Our credit agreements contains customary affirmative and negative covenants. We were in compliance with our debt covenants as of April 5, 2015.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 5, 2015 and concluded that our disclosure controls and procedures were effective as of April 5, 2015.

Changes in Internal Controls over Financial Reporting

During the quarter ended April 5, 2015, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit No.	Description

31.1 *	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a)
31.2 *	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a)
32.1 *	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350
32.2 *	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350
101.INS * +	XBRL Instance Document
101.CAL * +	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF * +	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB * +	XBRL Taxonomy Extension Label Linkbase Document
101.PRE * +	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH * +	XBRL Taxonomy Extension Schema Document

_______________

*	Filed herewith.

+	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Invisa, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVISA, INC.

Dated: May 4, 2015	By:	/s/ Howard R. Curd
Howard R. Curd Chief Executive Officer

Dated: May 4, 2015	By:	/s/ Edmund C. King
Edmund C. King Chief Financial Officer

