Form 10-Q
period 2015-07-05
UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.
filed 2015-08-05
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:  000-50081

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

(Name of registrant as specified in its charter)

Nevada	65-1005398
(State or Other Jurisdiction of Organization)	(IRS Employer Identification Number)

1800 2nd Street, Suite 970

Sarasota, FL 34236

(Address of principal executive offices)

(941) 906-8580

(Issuer’s telephone number)

INVISA, INC.

1800 2nd Street, Suite 965

Sarasota, FL 34236

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

The number of shares of Common Stock outstanding as of August 5, 2015 was 14,351,798.

1

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes forward-looking statements including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” as well as all references to future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of Uniroyal Global Engineered Products, Inc. to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: risks involved in implementing our business strategy, our ability to obtain financing on acceptable terms, competition, our ability to manage growth, risks of technological change, currency fluctuations, our dependence on key personnel, our ability to protect our intellectual property rights, risks relating to customer plans and commitments, the pricing and availability of equipment, materials and inventory, the Company’s ability to successfully integrate acquired operations, risks of new technology and new products, and government regulation. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update any such forward-looking statements to reflect events, developments or circumstances after the date hereof.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

	July 5, 2015	December 28, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,991,056	$604,234
Accounts receivable, net	15,863,522	14,607,787
Inventories, net	19,167,048	17,421,082
Other current assets	1,986,640	2,130,282
Related party receivable	21,262	74,931
Total Current Assets	39,029,528	34,838,316

PROPERTY AND EQUIPMENT	13,728,711	12,001,128

OTHER ASSETS
Intangible assets	3,664,459	3,668,956
Goodwill	1,079,175	1,079,175
Other long-term assets	1,484,781	1,295,965
Total Other Assets	6,228,415	6,044,096

TOTAL ASSETS	$58,986,654	$52,883,540

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Checks issued in excess of bank balance	$499,205	$438,145
Line of credit	17,519,022	16,396,306
Current maturities of long-term debt	592,442	522,095
Current maturities of capital lease obligations	465,803	96,071
Accounts payable	10,158,494	9,409,062
Accrued expenses	4,127,900	3,408,143
Related party payable	—	20,260
Current portion of postretirement benefit liability - health and life	115,039	115,039
Total Current Liabilities	33,477,905	30,405,121

LONG-TERM LIABILITIES
Long-term debt, less current portion	1,385,294	1,355,297
Capital lease obligations, less current portion	1,683,639	238,836
Related party lease financing obligations	2,163,541	2,162,393
Long-term debt to related parties	4,743,696	4,740,728
Postretirement benefit liability - health and life, less current portion	2,651,721	2,662,570
Other long-term liabilities	776,592	840,378
Total Long-Term Liabilities	13,404,483	12,000,202
Total Liabilities	46,882,388	42,405,323

(Continued)

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Continued)

	July 5, 2015	December 28, 2014
	(Unaudited)

STOCKHOLDERS' EQUITY
Convertible Preferred Stock: 5,000,000 shares authorized ($100 value):
Series A, 9,715 shares issued and outstanding	798,500	798,500
Series B, 2,702 shares issued and outstanding	270,160	270,160
Series C, 16,124 shares issued and outstanding	1,600,467	1,600,467
Preferred units, Series A UEP Holdings, LLC, 200,000 units issued and outstanding ($100 issue price)	617,571	617,571
Preferred units, Series B UEP Holdings, LLC, 150,000 units issued and outstanding ($100 issue price)	463,179	463,179
Preferred stock, Engineered Products Acquisition Limited, 50 shares issued and outstanding ($1.51 stated value)	75	75
Common stock, 95,000,000 shares authorized ($.001 par value) 14,351,798 and 14,351,398 shares issued and outstanding as of July 5, 2015 and December 28, 2014, respectively	14,352	14,352
Additional paid-in capital	32,550,668	32,549,585
Accumulated deficit	(24,950,142)	(26,626,634)
Accumulated other comprehensive income	739,436	790,962
Total Stockholders' Equity	12,104,266	10,478,217

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,986,654	$52,883,540

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014

NET SALES	$25,746,054	$25,400,012	$53,260,989	$49,770,246

COST OF GOODS SOLD	19,890,099	20,498,311	42,049,971	40,431,446

Gross Profit	5,855,955	4,901,701	11,211,018	9,338,800

OPERATING EXPENSES:
Selling	1,469,369	1,194,107	2,797,295	2,366,518
General and administrative	1,702,545	2,094,936	3,658,321	3,943,979
Research and development	418,964	390,329	744,794	751,935
OPERATING EXPENSES	3,590,878	3,679,372	7,200,410	7,062,432

Operating Income	2,265,077	1,222,329	4,010,608	2,276,368

OTHER INCOME (EXPENSE):
Interest and other debt related expense	(405,349)	(404,253)	(792,766)	(858,310)
Other income	5,343	85,214	172,704	109,647
Net Other Expense	(400,006)	(319,039)	(620,062)	(748,663)

INCOME BEFORE TAX PROVISION	1,865,071	903,290	3,390,546	1,527,705

TAX PROVISION	209,362	20,073	324,180	48,728

NET INCOME	1,655,709	883,217	3,066,366	1,478,977

Preferred stock dividend	(696,769)	—	(1,389,874)	—

NET INCOME AVAILABLE TO
COMMON SHAREHOLDERS	958,940	883,217	1,676,492	1,478,977

OTHER COMPREHENSIVE INCOME (LOSS):
Minimum benefit liability adjustment	(45,230)	(147,474)	(90,459)	(294,948)
Foreign currency translation adjustment	398,149	141,338	38,933	180,607
Unrealized gain (loss) on effective hedge:
Reclassification of amounts to earnings	—	16,644	—	33,143
Unrealized loss for the year	—	(166)	—	(1,561)

COMPREHENSIVE INCOME TO
COMMON SHAREHOLDERS	$1,311,859	$893,559	$1,624,966	$1,396,218

EARNINGS PER COMMON SHARE:
Basic	$0.07	$0.06	$0.12	$0.10
Diluted	$0.05	$0.05	$0.09	$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	14,351,797	14,137,731	14,351,684	14,158,920
Diluted	19,108,630	18,894,565	19,108,517	18,915,754

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended July 5, 2015

(Unaudited)

																	Accumu-
																	lated
																	Other
											EPAL				Additional	Accumu-	Compre-
	Preferred A		Preferred B		Preferred C		UEPH Series A		UEPH Series B		Preferred		Common Stock		Paid-in	lated	hensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance December 28, 2014	9,715	$798,500	2,702	$270,160	16,124	$1,600,467	200,000	$617,571	150,000	$463,179	50	$75	14,351,398	$14,352	$32,549,585	$(26,626,634)	$790,962	$10,478,217

Net Income																3,066,366		3,066,366
Issuance of and subscription for common stock													400		1,083			1,083
Other comprehensive loss																	(51,526)	(51,526)
Preferred stock dividend																(1,389,874)		(1,389,874)

Balance July 5, 2015	9,715	$798,500	2,702	$270,160	16,124	$1,600,467	200,000	$617,571	150,000	$463,179	50	$75	14,351,798	$14,352	$32,550,668	$(24,950,142)	$739,436	$12,104,266

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 5, 2015	June 29, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,066,366	$1,478,977
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	745,660	687,769
Contributed officer compensation	—	18,000
Amortization of intangible assets	10,002	30,233
Loss on disposal of property and equipment	15,374	—
Noncash postemployment health and life benefit	(49,190)	(294,948)
Changes in assets and liabilities:
Accounts receivable	(1,198,439)	(2,189,420)
Inventories	(1,700,436)	368,542
Other current assets	142,399	(218,357)
Related party receivable/payable	35,564	(5,706)
Other long-term assets	(31,708)	(100,249)
Accounts payable	713,984	644,113
Accrued expenses	419,850	633,362
Postretirement benefit liability - health and life	(52,117)	(13,149)
Other long-term liabilities	(64,667)	(23,009)
Cash Flows provided by Operating Activities	2,052,642	1,016,158

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,264,541)	(1,293,890)
Cash Flows used in Investing Activities	(2,264,541)	(1,293,890)

CASH FLOWS FROM FINANCING ACTIVITIES
Checks issued in excess of bank balance, net	61,060	(267,271)
Net advances on line of credit	831,585	875,065
Payments on long-term debt	(61,805)	(91,790)
Proceeds from issuance of long-term debt and capital lease obligations	2,144,813	567,449
Payments on capital lease obligations	(136,442)	(61,949)
Net payments on life insurance policies	(157,107)	(154,990)
Proceeds from related party obligation	—	121,580
Payment of preferred stock dividends	(1,106,892)	—
Purchase of treasury stock	—	(138,714)
Distributions to members	—	(213,002)
Cash Flows provided by Financing Activities	1,575,212	636,378
Net Change in Cash and Cash Equivalents	1,363,313	358,646
Cash And Cash Equivalents - Beginning Of Period	604,234	311,029
Effects of currency translation on cash and cash equivalents	23,509	16,203

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,991,056	$685,878

For noncash transactions and supplement disclosure of cash flow information see Note 2.

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

July 5, 2015

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared based upon U.S. Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Uniroyal Global Engineered Products, Inc.’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. Uniroyal Global Engineered Products, Inc. (the “Company,” “Uniroyal Global,” “we,” or “us”) filed audited consolidated financial statements as of and for the years ended December 31, 2014 and 2013, which included all information and notes necessary for such complete presentation in conjunction with its 2014 Annual Report on Form 10-K.

On April 29, 2015, the Board of Directors adopted an amendment to the Articles of Incorporation to change the Company’s name from Invisa, Inc. to Uniroyal Global Engineered Products, Inc. On June 25, 2015, the stockholders approved the amendment. The amended and restated Articles of Incorporation were filed with the Nevada Secretary of State and became effective on July 15, 2015.

The results of operations for the interim period ended July 5, 2015 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014, which are contained in the Company’s 2014 Annual Report on Form 10-K.

On November 10, 2014 the Company acquired all of the ownership interests in Uniroyal Engineered Products, LLC (“Uniroyal”), a U.S. manufacturer of textured coatings, and all of the ordinary common stock of Engineered Products Acquisition Limited (“EPAL”), the holding company for Wardle Storeys (Group) Limited (“Wardle Storeys”), a European manufacturer of textured coatings and polymer films. At that time the Company’s fiscal year was January 1 to December 31. Prior to their acquisitions these companies had been on a 52/53 week year depending on the nearest Sunday to December 31. Effective with the current year, the Company is changing its fiscal year to correspond to the reporting periods of its subsidiaries. The current fiscal year will be a 53 week year and will end on January 3, 2016. The current year’s interim quarters ended or will end on April 5, 2015, July 5, 2015 and October 4, 2015. The prior year comparative financial statements have been adjusted to conform with a 52/53 week reporting cycle . This change will not have any significant effect on the previously filed Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of July 5, 2015, the results of operations, comprehensive income and cash flows for the interim periods ended July 5, 2015 and June 29, 2014.

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the US dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s UK-based operations are measured using the British Pound Sterling as the functional currency. Foreign currency translation gains and losses are recorded as a change in other comprehensive income. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are included in other (expense) / income on the consolidated statements of comprehensive income.

2.	Noncash Transactions and Supplemental Disclosure of Cash Flow Information

During the six months ended June 29, 2014 the Company had reduced borrowings on its line of credit by converting dollars to additional borrowings on its term loans with Wells Fargo Capital Finance, LLC of $573,972. During the six months ended July 5, 2015 and six months ended June 29, 2014, the Company paid down its term loans using available borrowings on its various lines of credit of $248,336 and $339,829, respectively.

The Company entered into new equipment leases with a value of $172,367 and $384,973 for the six months ended July 5, 2015 and June 29, 2014, respectively, which are accounted for as capital leases. The fair value was added to property and equipment and a corresponding amount to capital lease obligations.

Supplemental disclosure of cash paid for:

	July 5, 2015	June 29, 2014

Interest expense	$774,122	$639,857

3.	Derivatives

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

The Company incurs foreign currency risk on sales and purchases denominated in other currencies, primarily the British Pound Sterling and the Euro. Foreign currency exchange contracts are used by the Company principally to limit the exchange rate fluctuations of the Euro. The Euro risk is partially limited due to natural cash flow offsets. Currency exchange contracts are purchased for approximately 25% of the net risk. These contracts are not designated as cash flow hedges for accounting purposes. Changes in fair value of these contracts are reported in net earnings as part of other income and expense.

4.	Fair Value of Financial Instruments

The Company’s short term financial instruments consist of cash and cash equivalents, receivables, accounts payable and the line of credit. The Company adjusts the carrying value of financial assets denominated in other currencies such as cash, receivables, accounts payable and the lines of credit using the appropriate exchange rates at the balance sheet date. The Company believes that the carrying values of these short term financial instruments approximate their estimated fair values.

The fair value of the Company’s long term debt is estimated based on current rates for similar instruments with the same remaining maturities. In determining the current interest rates for similar instruments the Company takes into account its risk of nonperformance. The Company believes that the carrying value of its long term debt approximates its estimated fair value.

The fair value of the Company’s interest rate swaps is the estimated amounts that the Company would receive, or pay, to sell or transfer the swaps to a third party, taking into account current and future interest rates and the nonperformance risk of the Company and the counterparty. At July 5, 2015 and December 28, 2014 the Company did not have any interest rate swaps.

The Company uses foreign currency exchange contracts which are recorded at their estimated fair values in the accompanying consolidated balance sheets. The fair values of the currency exchange contracts are based upon observable market transactions of spot and forward rates.

For the six months ended July 5, 2015, there have been no changes in the application of valuation methods applied to similar assets and liabilities.

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

6.	Inventory

Inventories consist of the following:

	July 5, 2015	December 28, 2014

Raw materials	$6,933,326	$5,225,361
Work-in-process	5,073,509	4,074,324
Finished goods	8,214,052	9,103,269
	20,220,887	18,402,954
Less: Allowance for inventory obsolescence	(1,053,839)	(981,872)

Total Inventories	$19,167,048	$17,421,082

7.	Other Current Assets

Other current assets consist of the following:

	July 5, 2015	December 28, 2014

Current deferred tax asset, net of valuation allowance	$775,930	$1,076,138
Other	1,210,710	1,054,144

Total Other Current Assets	$1,986,640	$2,130,282

8.	Other Long-term Assets

Other long-term assets consist of the following:

	July 5, 2015	December 28, 2014

Non-current deferred tax asset, net of valuation allowance	$835,000	$835,000
Other	649,781	460,965

Total Other Long-term Assets	$1,484,781	$1,295,965

9.	Other Long-term Liabilities

Other long-term liabilities consist of the following:

	July 5, 2015	December 28, 2014

Non-current deferred tax liability	$708,674	$742,997
Other	67,918	97,381

Total Other Long-term Liabilities	$776,592	$840,378

10.	Line of Credit

The Company’s Uniroyal subsidiary has available a $30,000,000 revolving line of credit financing agreement with Wells Fargo Capital Finance, LLC, which matures on October 17, 2019. Interest is payable monthly at the Eurodollar rate plus 2.25% or Wells Fargo Capital Finance, LLC's prime rate at the Company's election on outstanding balances up to $6,000,000 and prime rate on amounts in excess of $6,000,000. The outstanding balance on the line of credit (“Uniroyal Line of Credit”) was $8,825,017 and $8,775,684 as of July 5, 2015 and December 28, 2014, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying consolidated balance sheets.

The Company’s Wardle Storeys subsidiary has available a £8,500,000 (approximately $13.2 million) revolving line of credit financing agreement with Lloyds Bank Commercial Finance Limited, which agreement can be terminated on six months’ notice by either party. The line has several tranches based on currency or underlying security. Interest is payable monthly at the base rate (UK LIBOR) plus 1.95% to 2.45% depending on the tranche. The outstanding balance on the line of credit (“Wardle Storeys Line of Credit”) was £5,564,601 and £4,888,972 ($8,694,005 and $7,620,622) as of July 5, 2015 and December 28, 2014, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying consolidated balance sheets.

11.	Long-Term Debt

Long-term debt consists of the following:

	Interest Rate	July 5, 2015	December 28, 2014

Wells Fargo Capital Finance LLC	Prime	$1,153,813	$1,341,643
Lloyds Bank Commercial Finance Limited	LIBOR + 3.15%	380,700	441,642
Wells Fargo Equipment Finance	7.82%	—	26,894
Wells Fargo Equipment Finance	11.43%	12,360	28,811
Wells Fargo Equipment Finance	7.89%	3,323	6,519
Susquehanna Commercial Finance, Inc.	12.70%	16,619	31,883
Balboa Capital Corporation	5.72%	410,921	—
		1,977,736	1,877,392
Current portion		(592,442)	(522,095)
		$1,385,294	$1,355,297

On May 11, 2015 the Company entered into a lease financing arrangement with Balboa Capital Corporation and received a payment of $410,921. The arrangement accrues interest at 5.72% and requires quarterly principal and interest payments of $37,169 starting August 15, 2015. The arrangement matures in May 2018 and is secured by certain equipment at the Company’s Stoughton, WI facility.

12.	Related Party Obligations

Long-term debt to related parties consists of the following:

	Interest Rate	July 5, 2015	December 28, 2014

Senior subordinated promissory note	9.25%	$2,000,000	$2,000,000
Secured promissory note	6.25%	1,273,639	1,270,671
Senior secured promissory note	10.00%	1,470,057	1,470,057

		$4,743,696	$4,740,728

The Company has a lease financing obligation under which it leases its main manufacturing facility and certain other property from a related party lessor entity, accrues interest at 18.20% and requires monthly principal and interest payments of $31,800, which are adjusted annually based on the consumer price index. This lease was modified to add new property in November 2014. The additional lease payment of $1,500 per month is included in the $31,800. The lease financing obligation matures on October 31, 2033. The Company has security deposits aggregating $267,500 held by the lessor entity. For the years 2014 through 2016 the amount of interest owed exceeds the amount of payments made, resulting in a net increase to the outstanding principal balance of the lease financing obligation. This obligation is shown in the accompanying financial statements as Related Party Lease Financing Obligation which has a balance of $2,164,548 (which includes the current portion of $1,007) and $2,162,393 as of July 5, 2015 and December 28, 2014, respectively.

13.	Capital Leases

The Company has several capital leases on equipment which expire from September 2015 through March 2020 with monthly lease payments ranging from approximately $1,176 to $20,979 per month. The capital lease obligations are secured by the related equipment. As of July 5, 2015 and December 28, 2014, assets recorded under capital leases are included in property and equipment in the accompanying balance sheets. Amortization of items under capital lease obligations has been included with depreciation expense on owned property and equipment in the accompanying statements of operations.

The Company constructed a new manufacturing line at its UK facility at a cost of approximately $2,378,000 commencing in 2014 and completed in March 2015. The Company entered into a financing lease in March 2015 and received a payment of £1,136,697 (approximately $1,720,589) from the leasing company. The financing lease has 60 monthly payments of £20,979 (approximately $31,000) with an interest rate of 4.09%.

The principal balances of the capital lease obligations were $2,149,442 and $334,907 as of July 5, 2015 and December 28, 2014, respectively, with interest rates ranging from 3.84% to 14.47%.

14.	Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss) were as follows:

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustment	Total

Balance at December 28, 2014	$702,067	$88,895	$790,962
Other comprehensive loss before reclassifications	—	38,933	38,933
Reclassification adjustment for gain (loss) included in net income	(90,459)	—	(90,459)

Balance at July 5, 2015	$611,608	$127,828	$739,436

The gain (loss) reclassified from accumulated other comprehensive income (loss) into income is recorded to the following income statement line items:

Other Comprehensive Income Component	Income Statement Line Item

Minimum Benefit Liability Adjustments	General and administrative expense
Unrealized Gain (Loss) on Effective Hedge	Interest expense

15.	Stock Option Plan

On June 25, 2015, the Company’s stockholders approved the adoption of the 2015 Stock Option Plan. This plan provides for the granting of options to purchase the Company’s common stock to employees and directors. The options granted are subject to a vesting schedule as set forth in each individual option agreement. Each option expires on the tenth anniversary of its date of grant unless an earlier termination date is provided in the grant agreement. The maximum aggregate number of shares of common stock that may be optioned and sold under the plan shall be 6% of the shares outstanding on the date of grant. The shares that may be optioned under the plan may be authorized but unissued or may be treasury shares. No options have been granted pursuant to the plan as of July 5, 2015.

16.	Recent Accounting Pronouncements

Standards Board issued a new standard ASU No. 2014-09, "Revenue from Contracts with Customers." Under ASU 2014-09 recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for the Company on January 1, 2018. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.

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

17.	Earnings per Common Share

The Company calculates basic net income per common share by dividing net income after the deduction of preferred stock or preference dividends by the weighted average number of common shares outstanding. The calculation of diluted net income per share is consistent with that of basic net income per common share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. At July 5, 2015 and December 28, 2014, the Company’s 28,541 shares of convertible preferred stock Series A, Series B and Series C can be converted into 4,756,833 common shares. This amount was added to the weighted average common shares to calculate the diluted earnings per share.

18.	Subsequent Events

The Company has evaluated subsequent events occurring through the date that the financial statements were issued, for events requiring recording or disclosure in the July 5, 2015 financial statements. There were no material events or transactions occurring during this period requiring recognition or disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Description

We are a leading provider of manufactured vinyl coated fabrics. Our best known brand, Naugahyde, is the product of many improvements on rubber-coated fabrics developed a century ago in Naugatuck, Connecticut. We design, manufacture and market a wide selection of vinyl coated fabric products under a portfolio of recognized brand names. We believe that our business has continued to be a leading supplier in its marketplace because of our ability to provide specialized materials with performance characteristics customized to the end-user specifications, complemented by technical and customer support for the use of our products in manufacturing.

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

Our vinyl coated fabrics products have various high performance characteristics and capabilities. They are durable, stain resistant, easily processed, more cost-effective and better performing than traditional leather or fabric coverings. Our products are frequently used in applications that require rigorous performance characteristics such as automotive and non-automotive transportation, certain indoor/outdoor furniture, commercial and hospitality seating, healthcare facilities and athletic equipment. Materials that we manufacture come in a wide range of colors and textures and can be hand or machine sewn, laminated to an underlying structure, thermoformed to cover various substrates or made into a variety of shapes for diverse end-uses. We are a long-established supplier to the global automotive industry and manufacture products for interior soft trim components from floor to headliner which are produced to meet specific component production requirements such as cut and sew, vacuum forming/covering, compression molding, and high frequency welding. Some products are supplied with micro perforations, which are necessary on most compression molding processes. Materials can also be combined with polyurethane or polypropylene foam laminated with either flame or hot melt adhesive for seating, fascia and door applications.

Products are developed and marketed based upon the performance characteristics required by end-users. For example, for recreational products used outdoors, such as boats, personal watercraft, golf carts and snowmobiles, a product designed primarily for water-based durability and weatherability is used. We also manufacture a line of products called BeautyGard topcoats that contain agents to protect against bacterial and fungal micro-organisms and can withstand repeated cleaning, a necessity in the restaurant and health care industries. These topcoats are environmentally friendlier than solvent-based topcoats. The line is widely used in hospitals and other healthcare facilities. Flame and smoke retardant vinyl coated fabrics are used for a variety of commercial and institutional furniture applications, including hospitals, restaurants and residential care centers and seats for school busses and aircraft.

We currently conduct our operations in manufacturing facilities that are located in Stoughton, Wisconsin and Earby, England.

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

Recent Accounting Pronouncements

See Note 16 – “Recent Accounting Pronouncements” to the Consolidated Financial Statements for a discussion of recent accounting guidance.

Overview:

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

Effective with the current year, the Company changed its fiscal year to correspond to the reporting periods of its subsidiaries. The current fiscal year will be a 53 week year and will end on January 3, 2016. The current year’s interim quarters ended or will end on April 5, 2015, July 5, 2015 and October 4, 2015. The extra reporting week occurred during the first quarter ended April 5, 2015.

Wardle Storeys’ functional currency is the British Pound Sterling. Wardle Storeys also has sales and purchases transactions that are denominated in currencies other than its functional currency principally the Euro. Approximately 50% of its revenues and 60% of its raw material purchases are derived from these transactions. The average exchange rates for the Pound Sterling to the U.S. Dollar and the Euro to the Pound Sterling were approximately 8.5% and 12.3%, respectively, lower in 2015 compared to 2014. Although these lower exchanged rates affected and decreased each line item in 2015, the overall negative effect on net income was approximately $525,000 for the 2015 year compared to 2014.

Three Months Ended July 5, 2015 Compared to the Three Months Ended June 29, 2014

The following table sets forth, for the three months ended July 5, 2015 and June 29, 2014, certain operations data including their respective percentage of net sales:

	Three Months Ended
	July 5, 2015		June 29, 2014		Change	% Change

Net Sales	$25,746,054	100.0%	$25,400,012	100.0%	$346,042	1.4%
Cost of Sales	19,890,099	77.3%	20,498,311	80.7%	(608,212)	-3.0%
Gross Profit	5,855,955	22.7%	4,901,701	19.3%	954,254	19.5%
Other Expenses:
Selling	1,469,369	5.7%	1,194,107	4.7%	275,262	23.1%
General and administrative	1,702,545	6.6%	2,094,936	8.2%	(392,391)	-18.7%
Research and development	418,964	1.6%	390,329	1.5%	28,635	7.3%
Total operating expenses	3,590,878	13.9%	3,679,372	14.5%	(88,494)	-2.4%
Operating Income	2,265,077	8.8%	1,222,329	4.8%	1,042,748	85.3%
Interest expense	(405,349)	-1.6%	(404,253)	-1.6%	(1,096)	0.3%
Other income	5,343	0.0%	85,214	0.3%	(79,871)	-93.7%
Income before taxes	1,865,071	7.2%	903,290	3.6%	961,781	>100%
Tax provision	209,362	0.8%	20,073	0.1%	189,289	>100%
Net income	1,655,709	6.4%	883,217	3.5%	772,492	87.5%
Preferred dividends	(696,769)	-2.7%	—	0.0%	(696,769)	—
Net income available to common shareholders	$958,940	3.7%	$883,217	3.5%	$75,723	8.6%

Revenue:

Total revenue for the three months ended July 5, 2015 (“three months 2015”) increased $346,042 or 1.4% to $25,746,054 from $25,400,012 for the three months ended June 29, 2014 (“three months 2014”). The increase was primarily due to new automotive platform launches and offset to a large degree by $2.3 million of unfavorable impact of currency exchange rate changes.

Gross Profit:

Total gross profit for the three months 2015 was $5,855,955 or 22.7% of sales compared with $4,901,701 or 19.3% of sales for the three months 2014. The gross profit percentage increased in 2015 primarily due to the rolling off of lower margin automotive platforms which were replaced with higher margin platforms and the positive results of cost efficiency programs implemented during 2014.

Operating Expenses:

Selling expenses for the three months 2015 increased $275,262 or 23.1% to $1,469,369 from $1,194,107 for the three months 2014. The increase resulted primarily due to increases in commissions and additional support staff expenses added during the second half of 2014.

General and administrative expenses in 2015 decreased by $392,391 or 18.7% to $1,702,545 from $2,094,936 for the three months 2014. The expense decrease is principally due to $412,000 of statutory severance payments for the three months 2014 as a result of labor reduction programs at our U.K. facility. This decrease was partially offset by slightly higher administrative expenses of 2015.

Operating Income:

Operating income for the three months 2015 was $2,265,077 or 8.8% of sales compared with $1,222,329 or 4.8% for the three months 2014. The operating income increased primarily due to the gross margin improvements as stated above and a reduction in general and administrative expenses. The amount of increase was offset by approximately $400,000 of unfavorable impact of currency exchange rates and increased selling expenses.

Interest expense:

Interest expense for the three months 2015 increased by $1,096 or 0.3% to $405,349 from $404,253 for the three months 2014. The increase attributable to average higher debt balances in 2015 was partially offset by a lower weighted average effective rate for 2015 compared to 2014 and a favorable impact of the foreign exchange rates.

Other Income:

Other income decreased $79,871 to $5,343 from $85,214. Other income is principally the gain or loss on the settlement and fair values of financial instruments related to currency translations from Euro to the British Pound in the subsidiary. The decrease was primarily due to these gains exceeding similar gains for the three months 2015. Also contributing to the decrease was $27,394 of unrelated miscellaneous income recognized for the three months 2014.

Tax provision:

The Company files income tax returns in the United States as a C-Corporation, and in several state jurisdictions and in the United Kingdom. The Company’s subsidiary, Uniroyal, is a limited liability company (LLC) for federal and state income tax purposes and as such, its income, losses, and credits are allocated to its members. Uniroyal’s income is allocated entirely to UEPH as its sole member. Uniroyal Global then receives this income allocation as a member of UEPH less the dividends paid on the preferred units held by the former members of Uniroyal. For federal income tax purposes UEPH is a pass through entity and the Company’s share of its taxable income is reported on its tax return. The taxable income applicable to the distribution for the preferred ownership interests is reported to the members who report it on their respective individual tax returns.

The Company has a deferred tax asset resulting from accumulated net operating losses which was partially reserved at December 28, 2014. The Company expects that the benefit from a further reduction in the valuation allowance in 2015 will offset the federal provision on the U.S. taxable income. Therefore, the provision for fiscal 2015 will be comprised of EPAL’s U.K. tax plus a state and local tax provision on the Company’s U.S. income less the UEPH preferred dividends to the former Uniroyal members. The provision for the six months ended July 5, 2015 includes the EPAL U.K. tax and the Company’s state and local tax.

The income tax provision for the three months 2014 is related to EPAL. There is no U.S. provision since Uniroyal prior to the November 10, 2014 acquisition was a pass-through LLC for tax purposes with the members being responsible to pay any federal and state income taxes and Uniroyal Global as a separate company, had a net operating loss and therefore did not incur a tax liability.

Preferred stock dividend:

The terms of the acquisitions in November 2014 resulted in the issuance of preferred ownership units/stock of UEP Holdings, LLC and EPAL to the sellers. These preferred units carried quarterly dividend requirements on a total value of $55,000,000 at rates ranging from 5% to 5.5%. The dividends reflected in the financial statements for 2015 are the dividend for the three months ended July 5, 2015. There was no corresponding preferred dividend obligation during the three months 2014.

Six Months Ended July 5, 2015 Compared to the Six Months Ended June 29, 2014

The following table sets forth, for the six months ended July 5, 2015 and June 29, 2014, certain operations data including their respective percentage of net sales:

	Six Months Ended
	July 5, 2015		June 29, 2014		Change	% Change

Net Sales	$53,260,989	100.0%	$49,770,246	100.0%	$3,490,743	7.0%
Cost of Sales	42,049,971	79.0%	40,431,446	81.2%	1,618,525	4.0%
Gross Profit	11,211,018	21.0%	9,338,800	18.8%	1,872,218	20.0%
Other Expenses:
Selling	2,797,295	5.3%	2,366,518	4.8%	430,777	18.2%
General and administrative	3,658,321	6.9%	3,943,979	7.9%	(285,658)	-7.2%
Research and development	744,794	1.4%	751,935	1.5%	(7,141)	-0.9%
Total operating expenses	7,200,410	13.5%	7,062,432	14.2%	137,978	2.0%
Operating Income	4,010,608	7.5%	2,276,368	4.6%	1,734,240	76.2%
Interest expense	(792,766)	-1.5%	(858,310)	-1.7%	65,544	-7.6%
Other income	172,704	0.3%	109,647	0.2%	63,057	57.5%
Income before taxes	3,390,546	6.4%	1,527,705	3.1%	1,862,841	>100%
Tax provision	324,180	0.6%	48,728	0.1%	275,452	>100%
Net income	3,066,366	5.8%	1,478,977	3.0%	1,587,389	>100%
Preferred dividends	(1,389,874)	-2.6%	—	0.0%	(1,389,874)	—
Net income available to common shareholders	$1,676,492	3.1%	$1,478,977	3.0%	$197,515	13.4%

Revenue:

Total revenue for the six months ended July 5, 2015 (“six months 2015”) increased $3,490,743 or 7.0% to $53,260,989 from $49,770,246 for the six months ended June 29, 2014 (“six months 2014”). The increase was primarily due to new automotive platform launches and the additional reporting week included in 2015. The increase was offset by $4.3 million of unfavorable impact of currency exchange rates for 2015 compared to 2014.

Gross Profit:

Total gross profit for the six months 2015 was $11,221,018 or 21.0% of sales compared with $9,338,800 or 18.8% of sales for the six months 2014. The gross profit percentage increased in 2015 primarily due to the rolling off of lower margin automotive platforms which were replaced with higher margin platforms and the positive results of cost efficiency programs implemented during 2014.

Operating Expenses:

Selling expenses for the six months 2015 increased $430,777 or 18.2% to $2,797,295 from $2,366,518 for the six months 2014. The increase resulted primarily due to increases in commissions and additional support staff expenses added during the second half of 2014.

General and administrative expenses for the six months 2015 decreased by $285,658 or 7.2% to $3,658,321 from $3,943,979 for the six months 2014. The expense decrease is principally due to $460,000 of statutory severance payments for the six months 2014 as a result of labor reduction programs at our U.K. facility. This decrease was partially offset by higher labor and administrative costs in 2015 to prepare the Company to become a multinational SEC reporting company.

Operating Income:

Operating income for the six months 2015 was $4,010,608 or 7.5% of sales compared with $2,276,368 or 4.6% for the six months 2014. The operating income increased primarily due to the gross margin improvements as stated above and a reduction in general and administrative expenses. The amount of increase was offset by approximately $730,000 of unfavorable impact of currency exchange rates and increased selling expenses.

Interest expense:

Interest expense for the six months 2015 decreased by $65,544 or 7.6% to $792,766 from $858,310 for the six months 2014. This decrease was attributable to a lower weighted average effective rate for 2015 compared to 2014.

Other Income:

Other income increased $63,057 or 57.5% to $172,704 from $109,647. The increase was primarily due to gains resulting from the foreign currency translation of certain assets and liabilities which are denominated in Euros to the functional currency of the subsidiary.

Tax provision:

The Company has a deferred tax asset resulting from accumulated net operating losses which was partially reserved at December 28, 2014. The Company expects that the benefit from a further reduction in the valuation allowance in 2015 will offset the federal provision on the U.S. taxable income. The provision for the six months 2015 includes the EPAL U.K. tax and the Company’s state and local tax.

The income tax provision for the six months 2014 is related to EPAL. There is no U.S. provision since Uniroyal prior to the November 10, 2014 acquisition was a pass-through LLC for tax purposes with the members being responsible to pay any federal and state income taxes and Uniroyal Global as a separate company, had a net operating loss and therefore did not incur a tax liability.

Preferred stock dividend:

The terms of the acquisitions in November 2014 resulted in the issuance of preferred ownership units/stock of UEP Holdings, LLC and EPAL to the sellers. These preferred units carried quarterly dividend requirements on a total value of $55,000,000 at rates ranging from 5% to 5.5%. The dividends reflected in the financial statements for 2015 are the dividend for the six months 2015. There was no corresponding preferred dividend obligation during the six months 2014.

Liquidity and Sources of Capital

Cash as it is needed is provided by using the Company’s lines of credit. These lines provide for a total borrowing commitment in excess of $40,000,000 subject to the underlying borrowing base specified in the agreements. . Of the total outstanding borrowings of $17,519,022 at July 5, 2015, $14.7 million of the lines bears interest at LIBOR plus a range of 1.95% to 2.45%, depending on the underlying borrowing base, or, at our option, at the bank's prime or base lending rate and $2.8 million bears interest at the bank’s prime or base lending rate which was 3.25% at July 5, 2015. At July 5, 2015 the lines provided an additional availability of approximately $4.90 million. We plan to use this availability to help finance our cash needs in fiscal 2015 and future periods. The balances due under the lines of credit are recorded as current liabilities on the balance sheet.

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

The ratio of current assets to current liabilities, including the amount due under our lines of credit, was 1.17 at July 5, 2015 and 1.15 at December 28, 2014.

Cash balances increased $1,386,822, after the effects of currency translation of $23,509, to $1,991,056 at July 5, 2015 from $604,234 at December 28, 2014. Of the above noted amounts, $1,427,180 and $480,803 were held outside the U.S. by our foreign subsidiaries as of July 5, 2015 and December 28, 2014, respectively.

Cash provided by operations was $2,052,643 for the six months 2015 compared to $1,016,159 for the six months 2014. Cash provided by operations during 2015 was primarily due to operating income and increased accounts payable due to the timing of vendor payments offset by increases in accounts receivable and inventory. Cash provided by operations during 2014 was primarily due to operating income and increased accounts payable due to the timing of vendor payments offset by increases in accounts receivable.

Cash used in investing activities was $2,264,541 for the six months 2015 compared to $1,293,890 for the six months 2014. During 2015, cash used for investing activities was principally for purchases of machinery and equipment at our manufacturing locations. Of the $2,264,541 total capital expenditures for 2015, $1,878,176 was for the U.K. manufacturing facility and of this amount, $793,408 was for the completion of a new production line. The total cost of the line was approximately $2.4 million. The Company arranged a financing lease for $1.7 million which was funded in March 2015. The proceeds from this lease were used to reduce the Company’s U.K. line of credit.

For the six months 2015 financing activities provided $1,575,212 as compared to $636,378 provided by financing activities for the six months 2014. As mentioned above, the Company received in March 2015 $1.7 million related to a financing lease. Also included in the increase was a new financing arrangement which provided $410,922 on equipment previously owned by the Company not previously financed. During the six months 2015 the Company paid $1,106,892 of preferred dividends. During the six months 2014, cash used in financing activities included distributions to the former members of Uniroyal of $213,002, for taxes payable by the members as required by the member agreement. Included in 2014 was an increase in long-term debt of $567,449 which primarily was from the term loan on equipment previously owned by the Company not previously financed.

Our credit agreements contain customary affirmative and negative covenants. We were in compliance with our debt covenants as of July 5, 2015.

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

The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer, and Board of Directors, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 5, 2015 and concluded that our disclosure controls and procedures were effective as of July 5, 2015.

Changes in Internal Controls over Financial Reporting

During the six months ended July 5, 2015, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 13, 2015, Invisa, Inc. (the “Company”), filed Amended and Restated Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada to change its name to “Uniroyal Global Engineered Products, Inc.” The Certificate of Amendment became effective on July 15, 2015.

The name change has been approved by FINRA and became effective at the opening of trading on July 16, 2015 under a new ticker symbol “UNIR”.

In addition to the Company’s new symbol, the Company’s new CUSIP number is 90916U107.

Outstanding stock certificates will not be affected by the name change and will not need to be exchanged. All stock trading, filings and market-related information will be reported under the new corporate name and trading symbol.

The new address for the Company’s Web site is www.uniroyalglobal.com.

The Certificate of Amendment and the Press Release announcing the name change, stock symbol change, new CUSIP number and new Web site were filed on July 16, 2015 with the Company’s Current Report on Form 8-K as Exhibits 3.1 and 99.1, respectively. Both exhibits are incorporated by reference herein.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 16, 2015)
4.1 *	2015 Stock Option Plan (Amended and Restated effective July 30, 2015)
31.1 *	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a)
31.2 *	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a)
32.1 *	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350
32.2 *	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350
99.1	Press Release issued July 16, 2015 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 16, 2015)
101.INS * +	XBRL Instance Document
101.CAL * +	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF * +	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB * +	XBRL Taxonomy Extension Label Linkbase Document
101.PRE * +	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH * +	XBRL Taxonomy Extension Schema Document

_______________

*	Filed herewith.

+	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Dated: August 5, 2015	By:	/s/ Howard R. Curd
Howard R. Curd Chief Executive Officer

Dated: August 5, 2015	By:	/s/ Edmund C. King
Edmund C. King Chief Financial Officer

