Form 10-Q
period 2015-10-04
UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.
filed 2015-11-04
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2015

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

The number of shares of Common Stock outstanding as of November 4, 2015 was 14,168,102.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

	October 4, 2015	December 28, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,058,534	$604,234
Accounts receivable, net	15,674,772	14,607,787
Inventories, net	18,563,488	17,421,082
Other current assets	1,938,997	2,130,282
Related party receivable	22,510	74,931
Total Current Assets	38,258,301	34,838,316

PROPERTY AND EQUIPMENT	13,964,761	12,001,128

OTHER ASSETS
Intangible assets	3,590,405	3,668,956
Goodwill	1,079,175	1,079,175
Other long-term assets	1,377,218	1,295,965
Total Other Assets	6,046,798	6,044,096

TOTAL ASSETS	$58,269,860	$52,883,540

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Checks issued in excess of bank balance	$515,070	$438,145
Line of credit	17,738,392	16,396,306
Current maturities of long-term debt	553,402	522,095
Current maturities of capital lease obligations	574,804	96,071
Accounts payable	8,743,466	9,409,062
Accrued expenses	4,267,835	3,408,143
Related party payable	—	20,260
Current portion of postretirement benefit liability - health and life	115,039	115,039
Total Current Liabilities	32,508,008	30,405,121

LONG-TERM LIABILITIES
Long-term debt, less current portion	1,626,934	1,355,297
Capital lease obligations, less current portion	2,044,952	238,836
Related party lease financing obligations	2,164,360	2,162,393
Long-term debt to related parties	4,706,473	4,740,728
Postretirement benefit liability - health and life, less current portion	2,649,427	2,662,570
Other long-term liabilities	900,702	840,378
Total Long-Term Liabilities	14,092,848	12,000,202
Total Liabilities	46,600,856	42,405,323

(Continued)

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Continued)

	October 4, 2015	December 28, 2014
	(Unaudited)

STOCKHOLDERS' EQUITY
Convertible Preferred Stock: 5,000,000 shares authorized ($100 value):
Series A, 9,715 shares issued and outstanding	$798,500	$798,500
Series B, 2,702 shares issued and outstanding	270,160	270,160
Series C, 16,124 shares issued and outstanding	1,600,467	1,600,467
Preferred units, Series A UEP Holdings, LLC, 200,000 units issued and outstanding ($100 issue price)	617,571	617,571
Preferred units, Series B UEP Holdings, LLC, 150,000 units issued and outstanding ($100 issue price)	463,179	463,179
Preferred stock, Engineered Products Acquisition Limited, 50 shares issued and outstanding ($1.51 stated value)	75	75
Common stock, 95,000,000 shares authorized ($.001 par value) 14,193,252 and 14,351,398 shares issued and outstanding as of October 4, 2015 and December 28, 2014, respectively	14,194	14,352
Additional paid-in capital	32,259,258	32,549,585
Accumulated deficit	(24,810,838)	(26,626,634)
Accumulated other comprehensive income	456,438	790,962
Total Stockholders' Equity	11,669,004	10,478,217

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,269,860	$52,883,540

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014

NET SALES	$23,225,199	$23,928,155	$76,486,188	$73,698,401

COST OF GOODS SOLD	17,841,471	19,063,543	59,891,442	59,494,989

Gross Profit	5,383,728	4,864,612	16,594,746	14,203,412

OPERATING EXPENSES:
Selling	1,268,656	1,127,945	4,065,951	3,494,463
General and administrative	2,192,559	2,449,459	5,850,880	6,393,438
Research and development	440,257	352,696	1,185,051	1,104,631

OPERATING EXPENSES	3,901,472	3,930,100	11,101,882	10,992,532

Operating Income	1,482,256	934,512	5,492,864	3,210,880

OTHER INCOME (EXPENSE):
Interest and other debt related expense	(406,242)	(396,127)	(1,199,008)	(1,254,437)
Other income (expense)	(103,051)	88,786	69,653	198,433
Net Other Expense	(509,293)	(307,341)	(1,129,355)	(1,056,004)

INCOME BEFORE TAX PROVISION	972,963	627,171	4,363,509	2,154,876

TAX PROVISION	135,160	99,690	459,340	148,418

NET INCOME	837,803	527,481	3,904,169	2,006,458

Preferred stock dividend	(698,499)	—	(2,088,373)	—

NET INCOME AVAILABLE
TO COMMON SHAREHOLDERS	139,304	527,481	1,815,796	2,006,458

EARNINGS PER COMMON SHARE:
Basic	$0.01	$0.04	$0.13	$0.14
Diluted	$0.01	$0.03	$0.10	$0.11
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	14,264,699	14,128,309	14,323,414	14,148,717
Diluted	19,021,532	18,885,142	19,080,247	18,905,550

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014

NET INCOME	$837,803	$527,481	$3,904,169	$2,006,458

OTHER COMPREHENSIVE INCOME (LOSS):
Minimum benefit liability adjustment	(45,226)	(147,474)	(135,685)	(442,422)
Foreign currency translation adjustment	(237,772)	(277,447)	(198,839)	(96,840)
Unrealized gain (loss) on effective hedge:
Reclassification of amounts to earnings	—	9,335	—	42,478
Unrealized loss for the year	—	—	—	(1,561)

OTHER COMPREHENSIVE LOSS	(282,998)	(415,586)	(334,524)	(498,345)

COMPREHENSIVE INCOME	554,805	111,895	3,569,645	1,508,113

Preferred stock dividend	(698,499)	—	(2,088,373)	—

COMPREHENSIVE INCOME (LOSS)
TO COMMON SHAREHOLDERS	$(143,694)	$111,895	$1,481,272	$1,508,113

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended October 4, 2015

(Unaudited)

																	Accumu-
																	lated
																	Other
											EPAL				Additional	Accumu-	Compre-
	Preferred A		Preferred B		Preferred C		UEPH Series A		UEPH Series B		Preferred		Common Stock		Paid-in	lated	hensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance December 28, 2014	9,715	$798,500	2,702	$270,160	16,124	$1,600,467	200,000	$617,571	150,000	$463,179	50	$75	14,351,398	$14,352	$32,549,585	$(26,626,634)	$790,962	$10,478,217

Net Income																3,904,169		3,904,169
Other comprehensive loss																	(334,524)	(334,524)
Preferred stock dividend																(2,088,373)		(2,088,373)
Purchase treasury shares at cost													(158,146)	(158)	(329,753)			(329,911)
Stock-based compensation expense															39,426			39,426

Balance October 4, 2015	9,715	$798,500	2,702	$270,160	16,124	$1,600,467	200,000	$617,571	150,000	$463,179	50	$75	14,193,252	$14,194	$32,259,258	$(24,810,838)	$456,438	$11,669,004

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	October 4, 2015	September 28, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,904,169	$2,006,458
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,144,710	1,051,707
Stock-based compensation expense	39,426	—
Distribution of life insurance policy as compensation	—	207,227
Non-cash stock compensation expense	—	13,640
Contributed officer compensation	—	27,000
Amortization of intangible assets	15,003	45,995
Loss on disposal of property and equipment	39,547	5,209
Noncash postemployment health and life benefit	(73,783)	(442,422)
Changes in assets and liabilities:
Accounts receivable	(1,309,843)	(1,504,320)
Inventories	(1,343,187)	(330,089)
Other current assets	154,208	1,664
Related party receivable/payable	32,161	(8,350)
Other long-term assets	(16,784)	(106,200)
Accounts payable	(524,573)	180,868
Accrued expenses	621,626	891,370
Postretirement benefit liability - health and life	(75,046)	(21,996)
Other long-term liabilities	81,548	(22,438)
Cash Flows provided by Operating Activities	2,689,182	1,995,323

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,504,220)	(1,742,261)
Net payments on life insurance policies	(64,469)	(8,758)
Cash Flows used in Investing Activities	(2,568,689)	(1,751,019)

CASH FLOWS FROM FINANCING ACTIVITIES
Checks issued in excess of bank balance, net	76,925	(215,253)
Net advances on line of credit	1,570,787	186,839
Payments on long-term debt	(104,932)	(135,962)
Proceeds from issuance of long-term debt and capital lease obligations	2,153,430	567,449
Payments on capital lease obligations	(226,241)	(85,438)
Proceeds from related party obligation	3,156	155,955
Payment of preferred stock dividends	(1,785,710)	—
Purchase of treasury stock	(329,911)	(138,663)
Distributions to members	—	(478,494)
Cash Flows provided by (used in) Financing Activities	1,357,504	(143,567)
Net Change in Cash and Cash Equivalents	1,477,997	100,737
Cash and Cash Equivalents - Beginning of Period	604,234	311,029
Effects of currency translation on cash and cash equivalents	(23,697)	(6,693)
CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,058,534	$405,073

For noncash transactions and supplemental disclosure of cash flow information see Note 2.

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

October 4, 2015

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

The results of operations for the interim period ended October 4, 2015 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014, which are contained in the Company’s 2014 Annual Report on Form 10-K.

On November 10, 2014 the Company acquired all of the ownership interests in Uniroyal Engineered Products, LLC (“Uniroyal”), a U.S. manufacturer of textured coatings, and all of the ordinary common stock of Engineered Products Acquisition Limited (“EPAL”), the holding company for Wardle Storeys (Group) Limited (“Wardle Storeys”), a European manufacturer of textured coatings and polymer films. At that time the Company’s fiscal year was January 1 to December 31. Prior to their acquisitions these companies had been on a 52/53-week year depending on the nearest Sunday to December 31. Effective with the current year, the Company is changing its fiscal year to correspond to the reporting periods of its subsidiaries. The current fiscal year will be a 53-week year and will end on January 3, 2016. The current year’s interim quarters ended or will end on April 5, 2015, July 5, 2015 and October 4, 2015. The prior year comparative financial statements have been adjusted to conform with a 52/53-week reporting cycle. This change will not have any material effect on the previously filed Annual Report on Form 10-K for the year ended December 31, 2014; information set forth herein under the date of “December 28, 2014” is only a date change based on the new reporting periods for the 2015 fiscal year.

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of October 4, 2015, the results of operations, comprehensive income and cash flows for the interim periods ended October 4, 2015 and September 28, 2014.

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

October 4, 2015

(Unaudited)

2.	Noncash Transactions and Supplemental Disclosure of Cash Flow Information

During the nine months ended October 4, 2015 and September 28, 2014 the Company had reduced borrowings on its line of credit by converting dollars to additional borrowings on its term loans with Wells Fargo Capital Finance, LLC of $359,002 and $573,972, respectively. During the nine months ended October 4, 2015 and nine months ended September 28, 2014, the Company paid down its term loans using available borrowings on its various lines of credit of $351,063 and $448,723, respectively.

The Company entered into new equipment leases with a value of $800,970 and $392,584 for the nine months ended October 4, 2015 and September 28, 2014, respectively, which are accounted for as capital leases. The fair value was added to property and equipment and a corresponding amount to capital lease obligations.

Supplemental disclosure of cash paid for:

	October 4, 2015	September 28, 2014

Interest	$1,163,136	$963,400

3.	Derivatives

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

The fair value of the Company’s interest rate swaps is the estimated amounts that the Company would receive, or pay, to sell or transfer the swaps to a third party, taking into account current and future interest rates and the nonperformance risk of the Company and the counterparty. At October 4, 2015 and December 28, 2014 the Company did not have any interest rate swaps.

The Company uses foreign currency exchange contracts which are recorded at their estimated fair values in the accompanying consolidated balance sheets. The fair values of the currency exchange contracts are based upon observable market transactions of spot and forward rates.

For the nine months ended October 4, 2015, there have been no changes in the application of valuation methods applied to similar assets and liabilities.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

October 4, 2015

(Unaudited)

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

6.	Inventory

Inventories consist of the following:

	October 4, 2015	December 28, 2014

Raw materials	$6,107,571	$5,225,361
Work-in-process	4,758,408	4,074,324
Finished goods	8,926,472	9,103,269
	19,792,451	18,402,954
Less: Allowance for inventory obsolescence	(1,228,963)	(981,872)

Total Inventories	$18,563,488	$17,421,082

7.	Other Current Assets

Other current assets consist of the following:

	October 4, 2015	December 28, 2014

Current deferred tax asset, net of valuation allowance	$784,693	$1,076,138
Other	1,154,304	1,054,144

Total Other Current Assets	$1,938,997	$2,130,282

8.	Other Long-term Assets

Other long-term assets consist of the following:

	October 4, 2015	December 28, 2014

Non-current deferred tax asset, net of valuation allowance	$835,000	$835,000
Other	542,218	460,965

Total Other Long-term Assets	$1,377,218	$1,295,965

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

October 4, 2015

(Unaudited)

9.	Other Long-term Liabilities

Other long-term liabilities consist of the following:

	October 4, 2015	December 28, 2014

Non-current deferred tax liability	$834,415	$742,997
Other	66,287	97,381

Total Other Long-term Liabilities	$900,702	$840,378

10.	Line of Credit

The Company’s Uniroyal subsidiary has available a $30,000,000 revolving line of credit financing agreement with Wells Fargo Capital Finance, LLC, which matures on October 17, 2019. Interest is payable monthly at the Eurodollar rate plus 2.25% or Wells Fargo Capital Finance, LLC's prime rate at the Company's election on outstanding balances up to $6,000,000 and prime rate on amounts in excess of $6,000,000. The outstanding balance on the line of credit (“Uniroyal Line of Credit”) was $8,892,211 and $8,775,684 as of October 4, 2015 and December 28, 2014, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying consolidated balance sheets.

The Company’s Wardle Storeys subsidiary has available a £8,500,000 (approximately $13.2 million) revolving line of credit financing agreement with Lloyds Bank Commercial Finance Limited, which agreement can be terminated on six months’ notice by either party. The line has several tranches based on currency or underlying security. Interest is payable monthly at the base rate (UK LIBOR) plus 1.95% to 2.45% depending on the tranche. The outstanding balance on the line of credit (“Wardle Storeys Line of Credit”) was £5,832,457 and £4,888,972 ($8,846,181 and $7,620,622) as of October 4, 2015 and December 28, 2014, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying consolidated balance sheets.

11.	Long-Term Debt

Long-term debt consists of the following:

	Interest Rate	October 4, 2015	December 28, 2014

Wells Fargo Capital Finance LLC	Prime	$1,436,450	$1,341,643
Lloyds Bank Commercial Finance Limited	LIBOR + 3.15%	343,790	441,642
Wells Fargo Equipment Finance	7.82%	—	26,894
Wells Fargo Equipment Finance	11.43%	12,478	28,811
Wells Fargo Equipment Finance	7.89%	1,677	6,519
Susquehanna Commercial Finance, Inc.	12.70%	8,440	31,883
Balboa Capital Corporation	5.72%	377,501	—
		2,180,336	1,877,392
Current portion		(553,402)	(522,095)
		$1,626,934	$1,355,297

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

October 4, 2015

(Unaudited)

On May 11, 2015 the Company entered into a lease financing arrangement with Balboa Capital Corporation and received a payment of $410,921. The arrangement accrues interest at 5.72% and requires quarterly principal and interest payments of $37,169 beginning August 15, 2015. The arrangement matures in May 2018 and is secured by certain equipment at the Company’s Stoughton, WI facility.

12.	Related Party Obligations

Long-term debt to related parties consists of the following:

	Interest Rate	October 4, 2015	December 28, 2014

Senior subordinated promissory note	9.25%	$2,000,000	$2,000,000
Secured promissory note	6.25%	1,236,416	1,270,671
Senior secured promissory note	10.00%	1,470,057	1,470,057

		$4,706,473	$4,740,728

The Company has a lease financing obligation under which it leases its main manufacturing facility and certain other property from a related party lessor entity, accrues interest at 18.20% and requires monthly principal and interest payments of $31,800, which are adjusted annually based on the consumer price index. This lease was modified to add new property in November 2014. The additional lease payment of $1,500 per month is included in the $31,800. The lease financing obligation matures on October 31, 2033. The Company has security deposits aggregating $267,500 held by the lessor entity. For the years 2014 through 2016 the amount of interest owed exceeds the amount of payments made, resulting in a net increase to the outstanding principal balance of the lease financing obligation. This obligation is shown in the accompanying financial statements as Related Party Lease Financing Obligation which has a balance of $2,165,550 (which includes the current portion of $1,190) and $2,162,393 as of October 4, 2015 and December 28, 2014,, respectively.

13.	Capital Leases

The Company has several capital leases on equipment which expire from September 2015 through March 2020 with monthly lease payments ranging from approximately $1,176 to $20,979 per month. The capital lease obligations are secured by the related equipment. As of October 4, 2015 and December 28, 2014, assets recorded under capital leases are included in property and equipment in the accompanying balance sheets. Amortization of items under capital lease obligations has been included with depreciation expense on owned property and equipment in the accompanying statements of operations.

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

The Company entered into a financing lease in August 2015 to finance the acquisition of production equipment in the amount of £455,000 (approximately $697,495). The financing lease has 60 monthly payments of £8,607 (approximately $13,195) after an initial payment of £45,500 (approximately $69,752) with an interest rate of 9.53%.

The principal balances of the capital lease obligations were $2,618,566 and $334,907 as of October 4, 2015 and December 28, 2014, respectively, with interest rates ranging from 3.84% to 14.47%.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

October 4, 2015

(Unaudited)

14.	Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss) were as follows:

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustment	Total

Balance at December 28, 2014	$702,067	$88,895	$790,962
Other comprehensive loss before reclassifications	—	(198,839)	(198,839)
Reclassification adjustment for gain (loss) included in net income	(135,685)	—	(135,685)

Balance at October 4, 2015	$566,382	$(109,944)	$456,438

The gain (loss) reclassified from accumulated other comprehensive income (loss) into income is recorded to the following income statement line items:

Other Comprehensive Income Component	Income Statement Line Item

Minimum Benefit Liability Adjustments	General and administrative expense
Unrealized Gain (Loss) on Effective Hedge	Interest expense

15.	Stock Option Plan

On June 25, 2015 the Company’s stockholders approved the adoption of the 2015 Stock Option Plan. This plan provides for the granting of options to purchase the Company’s common stock to employees and directors. The options granted are subject to a vesting schedule as set forth in each individual option agreement. Each option expires on the tenth anniversary of its date of grant unless an earlier termination date is provided in the grant agreement. The maximum aggregate number of shares of common stock that may be optioned and sold under the plan shall be 6% of the shares outstanding on the date of grant. The shares that may be optioned under the plan may be authorized but unissued or may be treasury shares.

On July 30, 2015 the Board of Directors approved the granting of options to purchase 665,000 shares of the Company’s common stock to certain key employees and Company directors. The exercise price was $2.37 per share. The options will vest in three annual installments beginning on July 30, 2016. All options will expire on July 30, 2025. Compensation expense is recognized on a straight-line basis over a three-year vesting period from date of grant.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of its option awards. The following table summarizes the significant assumptions used in the model for the July 30, 2015 grant:

Exercise price	$2.37
Expected volatility	45%
Risk free interest rate	1.82%
Expected term	6 years
Expected dividends	—

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

October 4, 2015

(Unaudited)

We based the expected volatility on comparable companies’ volatility because we determined that this was more reflective and a better indicator the Company’s expected volatility than our historical volatility. The historical stock price and volatility prior to the November 10, 2014 acquisition were based on revenues and operations that were significantly different from the current business activities.

On a quarterly basis, we assess changes to our estimate of expected option award forfeitures based on our review of recent forfeiture activity and expected future employee turnover. We recognize the effect of adjustments made to the forfeiture rates, if any, in the period that we change the forfeiture estimate. For the nine months ended October 4, 2015 there were no forfeiture rate adjustments and future adjustments are not expected to be significant.

Stock option activity for the nine months ended October 4, 2015 are as follows:

	Stock Options
		Weighted
		Average
	Shares	Price

Outstanding at December 28, 2014	—	$—
Granted	665,000	2.37

Outstanding at October 4, 2015	665,000	$2.37

Exercisable at October 4, 2015	—

There was no intrinsic value to the options at October 4, 2015, since the closing price of the Company’s common stock was less than the exercise price. Option expense recognized was $39,426 for the three and nine months ended October 4, 2015. There were no option plans outstanding during the year ended December 28, 2014 and therefore no expense was recognized for the three and nine months ended September 28, 2014. As of October 4, 2015, there was $670,259 in unrecognized compensation cost related to the options granted under the 2015 Stock Option Plan. We expect to recognize those costs over the remaining 34 months of the vesting term.

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

On April 7, 2015, the Financial Accounting Standards Board issued a new standard ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. It will be effective for the Company on January 1, 2016. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

October 4, 2015

(Unaudited)

On July 22, 2015, the Financial Accounting Standards Board issued a new standard ASU No. 2015-11, “Simplifying the Measurement of Inventory”. The new standard requires entities to measure most inventory at the lower of cost and net realizable value, which is a change from the current guidance under which an entity must measure inventory at the lower of cost or market with market defined as replacement cost, net realizable value or net realizable value less a normal profit margin. The ASU will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method. It will be effective for the Company on January 1, 2017. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.

17.	Earnings per Common Share

The Company calculates basic net income per common share by dividing net income after the deduction of preferred stock or preference dividends by the weighted average number of common shares outstanding. The calculation of diluted net income per share is consistent with that of basic net income per common share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. At October 4, 2015 and December 28, 2014, the Company’s 28,541 shares of convertible preferred stock Series A, Series B and Series C can be converted into 4,756,833 common shares. The shares subject to the Stock Option Plan were not considered in the calculation of the earning per share for the nine months ended October 4, 2015 since their inclusion would have been anti-dilutive. The market price at October 4, 2015 was less that the exercise price of the options. This amount was added to the weighted average common shares to calculate the diluted earnings per share.

18.	Subsequent Events

The Company has evaluated subsequent events occurring through the date that the financial statements were issued, for events requiring recording or disclosure in the October 4, 2015 financial statements. There were no material events or transactions occurring during this period requiring recognition or disclosure.

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

Products are developed and marketed based upon the performance characteristics required by end-users. For example, for recreational products used outdoors, such as boats, personal watercraft, golf carts and snowmobiles, a product designed primarily for water-based durability and weatherability is used. We also manufacture a line of products with our proprietary BeautyGard topcoats that contain agents to protect against staining and bacterial and fungal micro-organisms and can withstand repeated cleaning, a necessity in the restaurant and health care industries. These topcoats are environmentally friendlier than solvent-based topcoats. The line is widely used in hospitals and other healthcare facilities. Flame and smoke retardant vinyl coated fabrics are used for a variety of commercial and institutional furniture applications, including hospitals, restaurants and residential care centers and seats for school busses and aircraft.

We currently conduct our operations in manufacturing facilities that are located in Stoughton, Wisconsin and Earby, England.

On April 29, 2015, the Board of Directors adopted an amendment to the Articles of Incorporation to change the Company’s name from Invisa, Inc. to Uniroyal Global Engineered Products, Inc. On June 25, 2015, the stockholders approved the amendment. On July 13, 2015, the Company filed Amended and Restated Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada to change its name. The Certificate of Amendment became effective on July 15, 2015. The name change was approved by FINRA and became effective at the opening of trading on July 16, 2015 under our new ticker symbol “UNIR”. In addition to the Company’s new symbol, the Company’s new CUSIP number is 90916U107. The new address for the Company’s Web site is www.uniroyalglobal.com.

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. For further discussion of our significant accounting policies, refer to Note 1 — “Summary of Significant Accounting Policies” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recent Accounting Pronouncements

See Note 16 – “Recent Accounting Pronouncements” to the Consolidated Financial Statements for a discussion of recent accounting guidance.

Overview:

On November 10, 2014, the Company acquired through its subsidiary UEP Holdings LLC (“UEPH”) all of the ownership interests in Uniroyal Engineered Products, LLC (“Uniroyal”), and acquired directly all of the ordinary common stock of Engineered Products Acquisition Limited (“EPAL”) the holding company for Wardle Storeys (Group) Limited (“Wardle Storeys”). As further explained in the 2014 Annual Report on Form 10-K, this transaction was treated as a combination between entities under common control and was accounted for in a manner similar to the pooling-of-interests method.

Effective with the current year, the Company changed its fiscal year to correspond to the reporting periods of its subsidiaries. The current fiscal year will be a 53-week year and will end on January 3, 2016. The current year’s interim quarters ended or will end on April 5, 2015, July 5, 2015 and October 4, 2015. The extra reporting week occurred during the first quarter ended April 5, 2015.

Wardle Storeys’ functional currency is the British Pound Sterling. Wardle Storeys also has sales and purchases transactions that are denominated in currencies other than its functional currency, principally the Euro. Approximately 28% of the Company’s global revenues and 32% of its global raw material purchases are derived from these transactions. The average exchange rates for the Pound Sterling to the U.S. Dollar and the Euro to the Pound Sterling were approximately 8.2% and 11.7%, respectively, lower in 2015 compared to 2014. Although these lower exchange rates affected and decreased net sales by $1.5 million and $5.8 million for the three and nine months ended October 4, 2015, respectively, it also decreased each line item in 2015. As a result, the overall negative effect on net income was reduced to approximately of $250,000 and $1,030,000 for the three and nine months ended October 4, 2015, respectively, compared to the corresponding period of 2014.

Three Months Ended October 4, 2015 Compared to the Three Months Ended September 28, 2014

The following table sets forth, for the three months ended October 4, 2015 (“three months 2015”) and September 28, 2014 (“three months 2014”), certain operations data including their respective percentage of net sales:

	Three Months Ended
	October 4, 2015		September 28, 2014		Change	% Change

Net Sales	$23,225,199	100.0%	$23,928,155	100.0%	$(702,956)	-2.9%
Cost of Sales	17,841,471	76.8%	19,063,543	79.7%	(1,222,072)	-6.4%
Gross Profit	5,383,728	23.2%	4,864,612	20.3%	519,116	10.7%
Other Expenses:
Selling	1,268,656	5.5%	1,127,945	4.7%	140,711	12.5%
General and administrative	2,192,559	9.4%	2,449,459	10.2%	(256,900)	-10.5%
Research and development	440,257	1.9%	352,696	1.5%	87,561	24.8%
Total operating expenses	3,901,472	16.8%	3,930,100	16.4%	(28,628)	-0.7%
Operating Income	1,482,256	6.4%	934,512	3.9%	547,744	58.6%
Interest expense	(406,242)	-1.7%	(396,127)	-1.7%	(10,115)	2.6%
Other income (expense)	(103,051)	-0.4%	88,786	0.4%	(191,837)	<-100%
Income before taxes	972,963	4.2%	627,171	2.6%	345,792	55.1%
Tax provision	135,160	0.6%	99,690	0.4%	35,470	35.6%
Net income	837,803	3.6%	527,481	2.2%	310,322	58.8%
Preferred dividends	(698,499)	-3.0%	—	0.0%	(698,499)	—
Net income available to common shareholders	$139,304	0.6%	$527,481	2.2%	$(388,177)	-73.6%

Revenue:

Total revenue for the three months 2015 decreased $702,956 or 2.9% to $23,225,199 from $23,928,155 for the three months 2014. This decrease was principally caused by a $1.5 million unfavorable impact of currency exchange rate changes. Excluding this impact, revenues for the three months 2015 would have increased by approximately $830,000 or 3.5% over the three months 2014 as a result of increased sales volumes and higher average unit selling prices in 2015. The favorable pricing variance was due to the rolling off of lower margin automotive platforms which were replaced with higher margin platforms.

Gross Profit:

Total gross profit for the three months 2015 increased $519,116 or 10.7% to $5,383,728 from $4,864,612 for the three months 2014. The gross profit percentage was 23.2% of sales for the three months 2015 compared to 20.3% for the three months 2014. The gross profit percentage increased in 2015 primarily due to the rolling off of lower margin automotive platforms which were replaced with higher margin platforms and the positive results of cost efficiency programs implemented during 2014. The gross profit increase was offset by approximately $400,000 of unfavorable impact of currency exchange rate changes.

Operating Expenses:

Selling expenses for the three months 2015 increased $140,711 or 12.5% to $1,268,656 from $1,127,945 for the three months 2014. The increase resulted primarily due to increases in commissions and additional support staff expenses added during the second half of 2014.

General and administrative expenses for the three months 2015 decreased by $256,900 or 10.5% to $2,192,559 from $2,449,459 for the three months 2014. This decrease was principally due to 2014 pre-acquisition expenses incurred in the three months 2014. This was partially offset by slightly higher administrative expenses of 2015.

Research and development expenses for the three months 2015 increased by $87,561 or 24.8% to $440,257 from $352,696 for the three months 2014. The increase was due to increased expenditures for new product development.

Operating Income:

Operating income for the three months 2015 increased by $547,744 or 58.6% to $1,482,256 from $934,512 for the three months 2014. The operating income percentage was 6.4% of sales for the three months 2015 compared to 3.9% for the three months 2014. The operating income increased primarily due to the gross margin improvements as stated above and a reduction in general and administrative expenses. The amount of increase was offset by approximately $300,000 of unfavorable impact of currency exchange rates and increased selling expenses.

Interest expense:

Interest expense for the three months 2015 increased by $10,115 or 2.6% to $406,242 from $396,127 for the three months 2014. The increase attributable to average higher debt balances in 2015 was partially offset by a lower weighted average effective rate for 2015 compared to 2014 and a favorable impact of the foreign exchange rates.

Other Income (Expense):

Other income decreased $191,837 to an expense of $103,051 from income of $88,786. The decrease is principally due to net losses on the settlement and changes in fair values of financial instruments related to currency translations from Euro to the British Pound in the subsidiary for the three months 2015 compared to net gains for the three months 2014.

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

The Company has a deferred tax asset resulting from accumulated net operating losses which was partially reserved at December 28, 2014. The Company expects a benefit from a reduction in the valuation allowance in 2015 that will offset the federal provision on the U.S. taxable income. Therefore, the provision for fiscal 2015 will be comprised of EPAL’s U.K. tax plus a state and local tax provision on the Company’s U.S. income less the UEPH preferred dividends to the former Uniroyal members. The provision for the nine months ended October 4, 2015 includes the EPAL U.K. tax and the Company’s state and local tax.

The income tax provision for the three months 2014 is related to EPAL. There is no U.S. provision since Uniroyal prior to the November 10, 2014 acquisition was a pass-through LLC for tax purposes with the members being responsible to pay any federal and state income taxes and Uniroyal Global as a separate company, had a net operating loss and therefore did not incur a tax liability.

Preferred stock dividend:

The terms of the acquisitions in November 2014 resulted in the issuance of preferred ownership units/stock of UEP Holdings, LLC and EPAL to the sellers. These preferred units carried quarterly dividend requirements on a total value of $55,000,000 at rates ranging from 5% to 5.5%. The dividends reflected in the financial statements for 2015 are the dividend for the three months ended October 4, 2015. There was no corresponding preferred dividend obligation during the three months 2014.

Nine Months Ended October 4, 2015 Compared to the Nine Months Ended September 28, 2014

The following table sets forth, for the nine months ended October 4, 2015 (“nine months 2015”) and September 28, 2014 (“nine months 2014”), certain operations data including their respective percentage of net sales:

	Nine Months Ended
	October 4, 2015		September 28, 2014		Change	% Change

Net Sales	$76,486,188	100.0%	$73,698,401	100.0%	$2,787,787	3.8%
Cost of Sales	59,891,442	78.3%	59,494,989	80.7%	396,453	0.7%
Gross Profit	16,594,746	21.7%	14,203,412	19.3%	2,391,334	16.8%
Other Expenses:
Selling	4,065,951	5.3%	3,494,463	4.7%	571,488	16.4%
General and administrative	5,850,880	7.6%	6,393,438	8.7%	(542,558)	-8.5%
Research and development	1,185,051	1.5%	1,104,631	1.5%	80,420	7.3%
Total operating expenses	11,101,882	14.5%	10,992,532	14.9%	109,350	1.0%
Operating Income	5,492,864	7.2%	3,210,880	4.4%	2,281,984	71.1%
Interest expense	(1,199,008)	-1.6%	(1,254,437)	-1.7%	55,429	-4.4%
Other income (expense)	69,653	0.1%	198,433	0.3%	(128,780)	-64.9%
Income before taxes	4,363,509	5.7%	2,154,876	2.9%	2,208,633	>100%
Tax provision	459,340	0.6%	148,418	0.2%	310,922	>100%
Net income	3,904,169	5.1%	2,006,458	2.7%	1,897,711	94.6%
Preferred dividends	(2,088,373)	-2.7%	—	0.0%	(2,088,373)	—
Net income available to common shareholders	$1,815,796	2.4%	$2,006,458	2.7%	$(190,662)	-9,5%

Revenue:

Total revenue for the nine months 2015 increased $2,787,787 or 3.8% to $76,486,188 from $73,698,401 for the nine months 2014. Sales volumes and pricing for the nine months 2015 were ahead of the corresponding prior year period. The increase was primarily due to new automotive platform launches and the additional reporting week included in 2015. The increase would have been approximately $8.6 million or 11.4% but it was offset by $5.8 million of unfavorable impact of currency exchange rates for 2015 compared to 2014.

Gross Profit:

Total gross profit for the nine months 2015 increased $2,391,334 or 16.8% to $16,594,746 from $14,203,412 for the nine months 2014. The gross profit percentage was 21.7% of sales for the nine months 2015 compared to 19.3% for the nine months 2014. The gross profit percentage increased in 2015 primarily due to the rolling off of lower margin automotive platforms which were replaced with higher margin platforms and the positive results of cost efficiency programs implemented during 2014. The gross profit increase was offset by approximately $1.7 million of unfavorable impact of currency exchange rate changes.

Operating Expenses:

Selling expenses for the nine months 2015 increased $571,488 or 16.4% to $4,065,951 from $3,494,463 for the nine months 2014. The increase resulted primarily due to increases in commissions and additional support staff expenses added during the second half of 2014.

General and administrative expenses for the nine months 2015 decreased by $542,558 or 8.5% to $5,850,880 from $6,393,438 for the nine months 2014. The expense decrease is principally due to $460,000 of statutory severance payments for the nine months 2014 as a result of labor reduction programs at our U.K. facility. This decrease was partially offset by higher labor and administrative costs in 2015 to prepare the Company to become a multinational SEC reporting company.

Research and development expenses for the nine months 2015 increased by $80,420 or 7.3% to $1,185,051 from $1,104,631 for the nine months 2014. The increase was due to increased expenditures for new product development.

Operating Income:

Operating income for the nine months 2015 increased by $2,281,984 or 71.1% to $5,492,864 from $3,210,880 for the nine months 2014. The operating income percentage was 7.2% of sales for the nine months 2015 compared to 4.4% for the nine months 2014. The increase was primarily due to the gross margin improvements and a reduction in general and administrative expenses. The amount of increase was offset by approximately $1,250,000 of unfavorable impact of currency exchange rate changes and increased selling expenses.

Interest expense:

Interest expense for the nine months 2015 decreased by $55,429 or 4.4% to $1,199,008 from $1,254,437 for the nine months 2014. This decrease was attributable to a lower weighted average effective rate for 2015 compared to 2014.

Other Income:

Other income decreased $128,780 or 64.9% to $69,653 from $198,433. The decrease is principally due to lower net gains on the settlement and changes in fair values of financial instruments related to currency translations from Euro to the British Pound in the subsidiary for the nine months 2015 compared to net gains for the nine months 2014.

Tax provision:

The Company has a deferred tax asset resulting from accumulated net operating losses which was partially reserved at December 28, 2014. The Company expects a benefit from a reduction in the valuation allowance in 2015 that will offset the federal provision on the U.S. taxable income. The provision for the nine months 2015 includes the EPAL U.K. tax and the Company’s state and local tax.

The income tax provision for the nine months 2014 is related to EPAL. There is no U.S. provision since Uniroyal prior to the November 10, 2014 acquisition was a pass-through LLC for tax purposes with the members being responsible to pay any federal and state income taxes and Uniroyal Global as a separate company, had a net operating loss and therefore did not incur a tax liability.

Preferred stock dividend:

The terms of the acquisitions in November 2014 resulted in the issuance of preferred ownership units/stock of UEP Holdings, LLC and EPAL to the sellers. These preferred units carried quarterly dividend requirements on a total value of $55,000,000 at rates ranging from 5% to 5.5%. The dividends reflected in the financial statements for 2015 are the dividend for the nine months 2015. There was no corresponding preferred dividend obligation during the nine months 2014.

Liquidity and Sources of Capital

Cash as it is needed is provided by using the Company’s lines of credit. These lines provide for a total borrowing commitment in excess of $40,000,000 subject to the underlying borrowing base specified in the agreements. Of the total outstanding borrowings of $17,738,392 at October 4, 2015, $14.7 million of the lines bears interest at LIBOR plus a range of 1.95% to 2.45%, depending on the underlying borrowing base, or, at our option, at the bank's prime or base lending rate and $2.8 million bears interest at the bank’s prime or base lending rate which was 3.25% at October 4, 2015. At October 4, 2015 the lines provided an additional availability of approximately $5.11 million. We plan to use this availability to help finance our cash needs for the remaining months of fiscal 2015 and future periods. The balances due under the lines of credit are recorded as current liabilities on the balance sheet.

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

The ratio of current assets to current liabilities, including the amount due under our lines of credit, was 1.17 at October 4, 2015 and 1.15 at December 28, 2014.

Cash balances increased $1,454,300, after the negative effects of currency translation of $23,697, to $2,058,534 at October 4, 2015 from $604,234 at December 28, 2014. Of the above noted amounts, $1,470,423 and $480,803 were held outside the U.S. by our foreign subsidiaries as of October 4, 2015 and December 28, 2014, respectively.

Cash provided by operations was $2,689,182 for the nine months 2015 compared to $1,995,323 for the nine months 2014. Cash provided by operations during 2015 was primarily due to operating income offset by increases in accounts receivable and inventory. Cash provided by operations during 2014 was primarily due to operating income and increased accounts payable due to the timing of vendor payments offset by increases in accounts receivable.

Cash used in investing activities was $2,568,689 for the nine months 2015 compared to $1,751,019 for the nine months 2014. During 2015, cash used for investing activities was principally for purchases of machinery and equipment at our manufacturing locations. Of the $2,504,220 total capital expenditures for 2015, $1,834,996 was for the U.K. manufacturing facility and of this amount, $843,091 was for the completion of a new production line. The total cost of the line was approximately $2.5 million. The Company arranged a financing lease for $1.7 million which was funded in March 2015. The proceeds from this lease were used to reduce the Company’s U.K. line of credit. Included in cash used for investing activities was $64,469 and $8,758 for premiums paid on company owned life insurance for the nine months 2015 and 2014, respectively.

For the nine months 2015, financing activities provided $1,357,504 as compared to $143,567 used in financing activities for the nine months 2014. As mentioned above, the Company received in March 2015 $1.7 million related to a financing lease. Also included in the increase was a new financing arrangement which provided $410,922 on equipment previously owned by the Company not previously financed. During the nine months 2015, the Company paid $1,785,710 of preferred dividends. During the nine months 2014, cash used in financing activities included distributions to the former members of Uniroyal of $478,494, for taxes payable by the members as required by the member agreement. Included in 2014 was an increase in long-term debt of $567,449 which primarily was from the term loan on equipment previously owned by the Company not previously financed.

Our credit agreements contain customary affirmative and negative covenants. We were in compliance with our debt covenants as of October 4, 2015 and through the date of filing of this report.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 4, 2015 and concluded that our disclosure controls and procedures were effective as of October 4, 2015.

Changes in Internal Controls over Financial Reporting

During the three months ended October 4, 2015, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On April 29, 2015, the Board of Directors of the Registrant authorized the Chief Executive Officer to cause the Company to repurchase shares of the Company’s common stock in the open market or in private transactions at such times as cash of the Company is available and the Chief Executive Officer deems such purchases to be in the long-term interests of the Company.  The Chief Executive Officer is required to report such purchases at the next meeting of the Board of Directors.  The authorization has no expiration date.

Third Quarter 2015
For the Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

July 6, 2015 to August 2, 2015	—	—	—	—
August 3, 2015 to August 30, 2015	154,746	$2.09	—	—
August 31, 2015 to October 4, 2015	3,400	$2.11	—	—
Total	158,146	$2.09	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 16, 2015)
4.1	2015 Stock Option Plan (Amended and Restated effective July 30, 2015) (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended July 5, 2015 filed August 5, 2015)
31.1 *	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a)
31.2 *	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a)
32.1 *	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350
32.2 *	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350
101.INS * +	XBRL Instance Document
101.CAL * +	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF * +	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB * +	XBRL Taxonomy Extension Label Linkbase Document
101.PRE * +	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH * +	XBRL Taxonomy Extension Schema Document

_______________

*	Filed herewith.

+	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Dated: November 4, 2015	By:	/s/ Howard R. Curd
Howard R. Curd Chief Executive Officer

Dated: November 4, 2015	By:	/s/ Edmund C. King
Edmund C. King Chief Financial Officer

