Form 10-K
period 2016-01-03
UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.
filed 2016-03-24
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the fiscal year ended: January 3, 2016

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the transition period from:

000-50081

(Commission File Number)

Uniroyal Global Engineered Products, Inc.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

65-1005398

(I.R.S. employer identification number)

1800 2nd Street Suite 970

Sarasota, Florida 34236

(Address of principal executive offices)

(941) 906-8580

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

As of July 5, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $13,480,600.

As of March 24, 2016, the registrant had 17,231,169 shares of ordinary Common Stock, $0.001 par value, and 1,619,102 shares of Class B Common Stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Uniroyal Global Engineered Products, Inc. definitive 2016 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended January 3, 2016, are incorporated by reference into Part III of this Form 10-K.

2

PART I

Note regarding forward-looking statements:

Except for statements of historical fact, certain information contained herein constitutes forward-looking statements including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” and words of similar import, as well as all references to future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of Uniroyal Global Engineered Products, Inc. to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: risks involved in implementing our business strategy, our ability to obtain financing on acceptable terms, competition, our ability to manage growth, risks of technological change, our dependence on key personnel, our ability to protect our intellectual property rights, risks of new technology and new products, and government regulation. . All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update any such forward-looking statements to reflect events, developments or circumstances after the date hereof.

ITEM 1.	BUSINESS

On November 10, 2014, Uniroyal Global Engineered Products, Inc. (“Uniroyal Global” or the “Company”) acquired all of the ownership interests in Uniroyal Engineered Products, LLC (“Uniroyal”), a U.S. manufacturer of textured coatings, and all of the ordinary common stock of Engineered Products Acquisition Limited (“EPAL”), the holding company for Wardle Storeys (Group) Limited (“Wardle Storeys”), a European manufacturer of textured coatings and polymer films. Management of the acquired entities was not altered in the acquisitions.

Uniroyal Global made the acquisition of Uniroyal through its newly formed subsidiary, UEP Holdings, LLC (“UEPH”), to which it contributed certain of its assets and liabilities as part of the organization of that subsidiary. The aggregate purchase consideration paid for 100% of the outstanding equity of Uniroyal was preferred ownership interests issued by UEPH having an aggregate face value of $35 million. In a separate transaction, Uniroyal Global also purchased EPAL for aggregate consideration of for 100 shares of Uniroyal Global’s Common Stock and Uniroyal Global’s guaranty of outstanding EPAL preferred stock retained by the seller having a face value of £12,601,198 (approximately $20 million at closing). Details of the acquisition are set forth in the Current Report on Form 8-K filed by the Company on November 10, 2014, which is incorporated herein by reference.

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

We are the successor to a long line of businesses that have manufactured vinyl coated fabrics. Our best known brand, Naugahyde, is the product of many improvements on a rubber-coated fabric developed a century ago in Naugatuck, Connecticut. We design, manufacture and market a wide selection of vinyl coated fabric products under a portfolio of recognized brand names. We believe that our business has continued to be a leading supplier in its marketplace because of our ability to provide specialized materials with performance characteristics customized to the end-user specifications, complemented by technical and customer support for the use of our products in manufacturing.

We continue to maintain our legacy Smartgate technology business through our subsidiary Invisa Security Systems, Inc. Our sensors are based on presence sensing technology that we call InvisaShield.

Our Principal Products and Their Markets

Our vinyl coated fabrics products have undergone considerable evolution and today are distinguished by superior performance in a wide variety of applications as alternatives to leather, cloth and other synthetic fabric coverings. Our standard product lines consist of more than 600 SKUs with combinations of colors, textures, patterns and other properties. Our products are differentiated by unique protective top finishes, adhesive back coatings and transfer print capabilities. Additional process capabilities include embossing grains and patterns, and rotogravure printing, which imparts character prints and non-registered prints, lamination and panel cutting.

Our vinyl coated fabrics products have various high performance characteristics and capabilities. They are durable, stain resistant, easily processed, more cost-effective and better performing than traditional leather or fabric coverings. Our products are frequently used in applications that require rigorous performance characteristics such as automotive and non-automotive transportation, certain indoor/outdoor furniture, commercial and hospitality seating, healthcare facilities and athletic equipment. We manufacture materials in a wide range of colors and textures. They can be hand or machine sewn, laminated to an underlying structure, thermoformed to cover various substrates or made into a variety of shapes for diverse end-uses. We are a long-established supplier to the global automotive industry and manufacture products for interior trim components from floor to headliner which are produced to meet specific component production requirements such as cut and sew, vacuum forming/covering, compression molding, and high frequency welding. Some products are supplied with micro perforations, which are necessary on most compression molding processes. Materials can also be combined with polyurethane or polypropylene foam laminated by either flame or hot melt adhesive for seating, fascia and door applications.

The automotive sector represented approximately 60.4% of our total sales in 2015. Our products are used primarily in the following automotive applications:

•	Seating
•	Door panels
•	Head and arm rests
•	Security shades
•	Components

The non-automotive transportation sector represented 15.2% of our 2015 sales and primarily consisted of seating products for original equipment manufacturers of non-automotive and light truck vehicles in the following five categories:

•	Personal watercraft, ATV’s, snowmobiles, golf carts
•	Light and heavy industrial equipment and agricultural equipment (tractors, bulldozers)
•	Recreational vehicles, vans and motor homes
•	Heavy and medium trucks
•	Mass transit (trains, buses)

The distribution market sector represented approximately 14.5% of our 2015 sales and consists primarily of sales of the standard Naugahyde and Ambla product lines to local furniture shops, smaller furniture manufacturers and companies serving the hospitality and automotive and marine aftermarkets for refurbishing and replacement. The sales organization employed to service this market is a network of approximately 40 distributor locations.

The contract sector, which represented approximately 9.9% of our 2015 sales, includes contract furniture/upholstery, marine, healthcare, child care, and industrial equipment.

Products are developed and marketed based upon the performance characteristics required by end-users. For example, for recreational products used outdoors, such as boats, personal watercraft, golf carts and snowmobiles, a product designed primarily for durability and weatherability is used. We also manufacture a line of products called BeautyGard®, with water-based topcoats that contain agents to protect against bacterial and fungal microorganisms and can withstand repeated cleaning, a necessity in the restaurant and health care industries. These topcoats are environmentally friendlier than solvent-based topcoats. The line is widely used in hospitals and other healthcare facilities. Flame and smoke retardant vinyl coated fabrics are used for a variety of commercial and institutional furniture applications, including hospitals, restaurants and residential care centers and seats for school buses and aircraft.

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

We believe that we maintain our market leadership position through a strong research and development effort that provides strong product development capability. This yields enhanced product characteristics, lower cost of material combinations and new proprietary product formulations. We estimate that approximately 16% of our sales relate to products developed to customer specifications.

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

Our Distribution Methods

Products are developed and marketed based upon the performance characteristics required by end-users. We currently serve customers world-wide with 18 full-time sales persons in offices in Sarasota, Florida, Nappanee, Indiana and Earby, Lancashire, two exclusive agents in Italy, and Turkey and an extensive distributor network in the U.S., the United Kingdom, Scandinavia, France, Germany and Hong Kong. 12% of our worldwide sales in 2015 were made through distributors. The industrial business is supported mainly from stock and via a catalogue.

We maintain websites for our principal U.S. non-automotive products at www.naugahyde.com and for our global products at www.wardlestoreys.com and www.ambla.com.

Our top 25 customers account for approximately 63% of our sales. No single customer accounted for more than 14% of our total sales in 2015.

We sell our safety sensor products directly to manufacturers, dealers and end users. We have attended trade shows and have continued our relationships with our customer list, which comprises manufacturers, dealers and end users. We also receive unsolicited orders by telephone, fax or the internet. In addition, we have sought relationships with architectural engineering firms and municipalities that are implementing projects requiring parking barrier gates, such as municipal parking lots and airport reconstruction. Although we have not maintained a full-time sales force for this business, we have engaged an outside consultant.

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

Markets	Key Uses	Primary Competitors
Automotive	Interior components Seating applications Security shades	Canadian General-Tower Limited Benecke-Kaliko AG Hornschuch Group GmbH Vulcaflex S.p.A. Haartz Corporation Morbern, Inc.
Transportation and Contract	ATV/snowmobile/PWC/golf carts Heavy/light equipment RVs/motor homes	Canadian General-Tower Limited Morbern, Inc. Spradling International Inc.
Distribution	Approximately 40 distributor and reseller locations	OMNOVA Solutions Inc. Spradling International Inc. Hornschuch Group GmbH Morbern, Inc.
Contract	Office/contract/institutional furniture Restaurant booth Health care Marine	OMNOVA Solutions Inc. Morbern, Inc. Hornschuch Group GmbH Alcor Gislaved Folie AB Griffine Enduction
Other	Home furnishings/dinettes	Spradling International Inc.

Raw Materials

The principal raw materials for our coated fabrics are casting paper, knit fabric, PVC plastic resins, pigments and plasticizers. We have multiple sources for most of these materials. We believe that in the few instances where we have a sole supplier we can re-engineer around the sole-sourced materials if necessary with minimal effort and cost.

Concentration of Customers

The only customer that accounts for ten percent or more of our consolidated revenues is Lear Corporation. Of our global sales in 2015, 63% was contributed by our top 25 customers. Our largest customer contributed 14% to our total sales in 2015.

Trademarks and Material Contracts

We own the following proprietary brands and trademarks among others:

•	All-American®
•	Ambla®
•	Amblon®
•	BeautyGard®
•	Chameá™
•	Cirroflex
•	Flame Blocker™
•	Naugaform®
•	Naugahyde®
•	NaugaSatin™
•	NaugaSoft®
•	NaugaSylk™
•	Plastolene®
•	Spirit Millennium®
•	Velbex®
•	Vynide®

Employees

We believe that we maintain a stable, experienced and productive workforce, currently employing a total of 415 employees.

Most of our employees who are involved in the production process are located at manufacturing facilities in Stoughton, Wisconsin and Earby, England. The production employees at the Stoughton, Wisconsin facility are represented by Local 1207 of the United Steel Workers (formerly P.A.C.E.). The term of the pending collective bargaining agreement for Stoughton represented employees extends to March 2023. Most of the employees at our Earby facility are represented by UNITE. The collective bargaining agreement with UNITE does not specify a termination date.

Twelve of our executive and corporate employees work in our executive office in Sarasota, Florida, and our domestic automotive sales support employees work in our sales office in Nappanee, Indiana.

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

Our safety sensor product is subject to regulation of radio frequency (RF) by the Federal Communications Commission. Our safety sensor product has FCC Certification but is not UL certified. On March 1, 2001, Underwriters Laboratory (UL) implemented a new safety standard for the powered gate, door and window industry. This rule, while not a governmental regulation, is considered an indication of reasonable safety for powered gates, doors and windows. Manufacturers of gates and operators that rely upon UL certification or consider UL certification to be significant could require that our product be certified by UL. The absence of UL certification could present a barrier to sales to potential customers.

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

We spent $1,728,867 in 2015 and $1,527,589 for research and development in 2014.

Compliance with Environmental Laws

We believe that we are in compliance with all applicable environmental laws and regulations. We have not needed to make any material expenditure to maintain such compliance during the past two fiscal years, nor do we anticipate having to make any material expenditure to maintain such compliance in the foreseeable future.

We aim to comply with all existing regulatory legislation at European, national and local levels and adopt a positive stance in anticipating future, more stringent regulatory requirements. We endeavor to minimize waste throughout the production facilities with better utilization of raw materials, energy and water and to prevent at the source the emission of pollutants into the environment. We are committed to continual improvements in environmental performance.

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

Market Information

Our Common Stock trades on the NASD OTC BB under the symbol UNIR.OB. The following table sets forth the range of high and low bids to purchase our Common Stock during the last two fiscal years. Such prices represent quotations between dealers, without dealer markup, markdown, or commissions, as reported on NASDAQ.com and may not represent actual transactions.

As of March 18, 2016, there were 807 stockholders of record of our Common Stock.

Quarter	High Bid	Low Bid

First Quarter 2014	$1.50	$0.50
Second Quarter 2014	$2.00	$1.10
Third Quarter 2014	$2.00	$1.35
Fourth Quarter 2014	$2.41	$1.50

First Quarter 2015	$3.67	$2.10
Second Quarter 2015	$3.72	$2.18
Third Quarter 2015	$3.25	$1.35
Fourth Quarter 2015	$3.35	$2.00

On March 18, 2016, the high and low prices for shares of our Common Stock in the over-the-counter market, as reported by NASD.OTC.BB were $3.25 and $3.25 per share.

We believe that there are presently approximately nine market makers for our Common Stock. When stock is traded in the public market, characteristics of depth, liquidity and orderliness of the market may depend upon the existence of market makers as well as the presence of willing buyers and sellers. We do not know if these or other market makers will continue to make a market in our Common Stock. Further, the trading volume in our Common Stock has historically been both sporadic and light.

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

Transfer Agent

The Transfer Agent for the Common Stock of the Company is Continental Stock Transfer and Trust Company 17 Battery Place, New York, NY 10004.

Recent Sales of Unregistered Securities

During the years ended December 28, 2014 and January 3, 2016 a total of 310,000 shares of common stock were issued to an aggregate of four directors and officers for services rendered in 2013. The Company charged the fair value of these shares to operations in 2013. However, the par value of these shares was recorded at the time of issuance of these shares in the first quarter of 2014.

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

Effective with the current year, the Company changed its fiscal year to correspond to the reporting periods of its subsidiaries. The current fiscal year is a 53-week year and ended on January 3, 2016. The current year’s interim quarters ended on April 5, 2015, July 5, 2015 and October 4, 2015. The extra reporting week occurred during the first quarter ended April 5, 2015.

Wardle Storeys’ functional currency is the British Pound Sterling. Wardle Storeys also has sales and purchases transactions that are denominated in currencies other than its functional currency, principally the Euro. Approximately 27% of the Company’s global revenues and 30% of its global raw material purchases are derived from these transactions. The average exchange rates for the Pound Sterling to the U.S. Dollar and the Euro to the Pound Sterling were approximately 7.2% and 11.0%, respectively, lower in 2015 compared to 2014. Although these lower exchange rates decreased net sales by $6.6 million for the year ended January 3, 2016, it also decreased each line item in 2015. As a result, the overall negative effect on net income was reduced to approximately $1,344,000 for the year ended January 3, 2016, compared to the corresponding period of 2014.

Year Ended January 3, 2016 Compared to the Year Ended December 28, 2014

The following table sets forth, for the year ended January 3, 2016 (“Year-end 2015”) and December 28, 2014 (“Year-end 2014”), certain operations data including their respective percentage of net sales:

	Year Ended
	January 3, 2016		December 28, 2014		Change	% Change

Net Sales	$99,761,973	100.0%	$98,323,226	100.0%	$1,438,747	1.5%
Cost of Sales	77,813,354	78.0%	79,004,240	80.4%	(1,190,886)	-1.5%
Gross Profit	21,948,619	22.0%	19,318,986	19.6%	2,629,633	13.6%
Other Expenses:
Selling	5,201,199	5.2%	4,691,974	4.8%	509,225	10.9%
General and administrative	7,779,012	7.8%	8,437,348	8.6%	(658,336)	-7.8%
Research and development	1,728,867	1.7%	1,527,589	1.6%	201,278	13.2%
Total operating expenses	14,709,078	14.7%	14,656,911	14.9%	52,167	0.4%
Operating Income	7,239,541	7.3%	4,662,075	4.7%	2,577,466	55.3%
Interest expense	(1,613,391)	-1.6%	(1,552,541)	-1.6%	(60,850)	3.9%
Other income (expense)	(65,361)	-0.1%	190,234	0.2%	(255,595)	<-100%
Income before taxes	5,560,789	5.6%	3,299,768	3.4%	2,261,021	68.5%
Tax provision	(2,193,054)	-2.2%	(1,340,682)	-1.4%	(852,372)	63.6%
Net income	7,753,843	7.8%	4,640,450	4.7%	3,113,393	67.1%
Preferred dividends	(2,801,687)	-2.8%	(403,582)	-0.4%	(2,398,105)	>100%
Net income available to common shareholders	$4,952,156	5.0%	$4,236,868	4.3%	$715,288	16.9%

Revenue

Total revenue for the year ended 2015 increased $1,438,747 or 1.5% to $99,761,973 from $98,323,226 for the year ended 2014. Sales volumes and pricing for the year ended 2015 were ahead of the corresponding prior year period. The increase was primarily due to new automotive platform launches and the additional reporting week included in 2015. The increase would have been approximately $8.1 million or 8.9% but it was offset by $6.6 million of unfavorable impact of currency exchange rates for 2015 compared to 2014.

Gross Profit

Total gross profit for the year ended 2015 increased $2,629,633 or 13.6% to $21,948,619 from $19,318,986 for the year ended 2014. The gross profit percentage was 22.0% of sales for the year ended 2015 compared to 19.6% for the year ended 2014. The gross profit percentage increased in 2015 primarily due to the rolling off of lower margin automotive platforms which were replaced with higher margin platforms and the positive results of cost efficiency programs implemented during 2014. The gross profit increase was offset by approximately $1.9 million of unfavorable impact of currency exchange rate changes.

Operating Expenses

Selling expenses for the year ended 2015 increased $509,225 or 10.9% to $5,201,199 from $4,691,974 for the year ended 2014. The increase resulted primarily due to increases in commissions and additional support staff expenses added during the second half of 2014.

General and administrative expenses for the year ended 2015 decreased by $658,336 or 7.8% to $7,779,012 from $8,437,348 for the year ended 2014. The expense decrease is principally due to $492,000 of statutory severance payments for the year ended 2014 as a result of labor reduction programs at our U.K. facility. The one-time expenses in 2014 due to costs associated with the acquisition in the amount of $414,000 were offset by higher labor and administrative costs in 2015 to prepare the Company to become a multinational SEC reporting company. Also contributing to the decrease was the effect of the currency exchange rates change for 2015 compared to 2014.

Research and development expenses for the year ended 2015 increased by $201,278 or 13.2% to $1,728,967 from $1,527,589 for the year ended 2014. The increase was due to increased expenditures for new product development.

Operating Income

Operating income for the year ended 2015 increased by $2,577,466 or 55.3% to $7,239,541 from $4,662,075 for the year ended 2014. The operating income percentage was 7.3% of sales for the year ended 2015 compared to 4.7% for the year ended 2014. The increase was primarily due to the gross margin improvements. The amount of increase was offset by approximately $1,382,000 of unfavorable impact of currency exchange rate changes and increased selling expenses.

Interest Expense

Interest expense for the year ended 2015 increased by $60,850 or 3.9% to $1,613,391 from $1,552,541 for the year ended 2014. This increase was attributable to average debt and capital lease obligations being higher in 2015 compared to 2014.

Other Income

Other income (expenses) decreased $255,595 to other expense of $65,361 from other income of $190,234. The decrease was principally due to losses recognized on changes in fair values of financial instruments related to currency translations from Euro to the British Pound in the U.K. subsidiary for the year ended 2015 compared to net gains for the year ended 2014.

Tax Provision

The tax benefits for 2015 and 2014 in the amounts of $2,193,054 and $1,340,682, respectively are primarily related to tax benefits recognized from the reduction in the Company’s U.S. deferred tax asset valuation allowance. The Company had a deferred tax asset resulting from accumulated net operating losses but they had been fully reserved as of December 31, 2013 because the Company concluded that it was more likely than not that some portion or all of the deferred tax assets would not be realized. At December 28, 2014 and again at January 3, 2016, the Company concluded after an analysis at each period that it was now more likely than not that some of the asset would be realized and accordingly reduced the valuation allowance by $2,511,000 and $1,253,000 for the years ended January 3, 2016 and December 28, 2014, respectively, creating tax benefits which were recognized in the operating results. The benefits of these reductions were offset by the provisions on each period’s year pre-tax income.

Preferred Stock Dividend

The terms of the acquisitions in November 2014 resulted in the issuance of preferred ownership units/stock of UEP Holdings, LLC and EPAL to the sellers. These preferred units carried quarterly dividend requirements on a total value of $55,000,000 at rates ranging from 5% to 5.5%. The dividends reflected in the financial statements for 2015 are the dividends for the full year. The corresponding preferred dividend for 2014 was for the period from the acquisition date, November 10, 2014 through the end of the year.

Liquidity and Sources of Capital

Cash as it is needed is provided by using the Company’s lines of credit. These lines provide for a total borrowing commitment in excess of $40,000,000 subject to the underlying borrowing base specified in the agreements. Of the total outstanding borrowings of $16,577,279 at January 3, 2016, $13,809,139 million of the lines bears interest at LIBOR plus a range of 1.95% to 2.45%, depending on the underlying borrowing base, or, at our option, at the bank’s prime or base lending rate and $2.8 million bears interest at the bank’s prime or base lending rate which was 3.50% at January 3, 2016. At January 3, 2016 the lines provided an additional availability of approximately $5.4 million. We plan to use this availability to help finance our cash needs for fiscal 2016 and future periods. The balances due under the lines of credit are recorded as current liabilities on the balance sheet.

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

The ratio of current assets to current liabilities, including the amount due under our lines of credit, was 1.22 at January 3, 2016 and 1.15 at December 28, 2014.

Cash balances increased $1,305,878, after the negative effects of currency translation of $51,009, to $1,910,112 at January 3, 2016 from $604,234 at December 28, 2014. Of the above noted amounts, $1,357,877 and $480,803 were held outside the U.S. by our foreign subsidiaries as of January 3, 2016 and December 28, 2014, respectively.

Cash provided by operations was $5,301,256 for the year ended 2015 compared to $4,195,458 for the year ended 2014. Cash provided by operations during 2015 was primarily due to operating income offset by increases in accounts receivable and inventory and the net decrease in accounts payables and accrued expenses. Cash provided by operations during 2014 was primarily due to operating income and increased accounts payable due to the timing of vendor payments offset by increases in accounts receivable.

Cash used in investing activities was $2,927,196 for the year ended 2015 compared to $3,273,143 for the year ended 2014. During 2015, cash used for investing activities was principally for purchases of machinery and equipment at our manufacturing locations. Of the $2,782,525 total capital expenditures for 2015, $1,995,587 was for the U.K. manufacturing facility and of this amount, $850,577 was for the completion of a new production line. The total cost of the line was approximately $2.4 million. The Company arranged a financing lease for $1.7 million which was funded in March 2015. The proceeds from this lease were used to reduce the Company’s U.K. line of credit. Included in cash used for investing activities was $107,502 for premiums paid on company owned life insurance for the year ended 2015.

For the year ended 2015, financing activities used $1,017,173 of cash as compared to $600,568 used in financing activities for the year ended 2014. As mentioned above, the company received in March 2015 $1.7 million related to a financing lease. Also included in the increase was a new financing arrangement which provided $410,922 on equipment previously owned by the Company not previously financed. During the year ended 2015 the Company paid $2,479,665 of preferred dividends. During the year ended 2014, cash used in financing activities included distributions to the former members of Uniroyal of $1,800,604, for taxes payable by the members as required by the member agreement. Included in 2014 was an increase in long-term debt of $725,798 which primarily was from the term loan on equipment previously owned by the Company not previously financed.

Our credit agreements contain customary affirmative and negative covenants. We were in compliance with our debt covenants as of January 3, 2016 and through the date of filing of this report.

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

We have no material off balance sheet arrangements.

Contractual Obligations

	Payments Due
	Total	Less Than 1 Year	2 -3 Years	4 - 5 Years	More Than 5 Years

Long-term debt (a)	$9,664,067	$915,899	$4,023,719	$1,447,900	$3,276,549
Capital lease obligations (a)	1,959,295	489,978	892,203	574,686	2,428
Interest payments on long-term debt	6,950,797	883,901	1,491,555	995,119	3,580,222
Operating leases	7,394,876	1,013,677	1,652,260	1,093,571	3,635,368
Purchase obligations (b)	690,865	690,864	—	—	—
Post-retirement funding obligations	2,973,363	136,725	334,014	368,745	2,133,879
	$29,633,263	$4,131,044	$8,393,751	$4,480,021	$12,628,446
__________________
(a) Certain of our notes payable, long-term debt and capital lease obligations pay interest at variable rates. In the contractual obligations table above, we have elected to apply estimated interest rates to determine the value of these future interest payments.

(b) Consists of purchase commitments entered into as of January 3, 2016 for property, plant and equipment pursuant to legally enforceable and binding agreements

Critical Accounting Policies, Judgments and Estimates

The U.S. Securities and Exchange Commission (“SEC”) requires companies to provide additional disclosure and commentary on their most critical accounting policies. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and requires management to make its most significant estimates and judgments in the preparation of its consolidated financial statements. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. Our critical accounting policies are described below.

Revenue Recognition

Revenue is generally recognized from product sale upon shipment to the customer or upon receipt by the customer in accordance with the agreed upon customer terms when title and risk of ownership have passed, the price to the buyer is fixed or determinable and collectability is reasonably assured. Based on historical results and analysis, we estimate and calculate provisions for customer rebates and sales returns and allowances and record as an offset to revenue in the same period the related revenue is recognized.

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

Income Tax

We file income tax returns in the United States as a C-Corporation, and in several state jurisdictions and in the United Kingdom. Our subsidiary, Uniroyal, is a limited liability company (LLC) for federal and state income tax purposes and as such, its income, losses, and credits are allocated to its members. Prior to November 10, 2014, as the previous owners, the sellers were the sole members and reported the allocations on their personal tax returns. As a result, in the accompanying Consolidated Statements of Comprehensive Income for the year ended December 28, 2014, there is no tax provision on its income prior to November 10, 2014. After this date, Uniroyal’s income is allocated entirely to UEPH as its sole member. The Company then receives this income allocation as the sole member of UEPH less the dividends paid on the preferred units held by the former members of Uniroyal.

We follow ASC 740 Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax asset to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. We have a federal net operating loss carryforward of approximately $18 million as of January 3, 2016, which expires in years beginning 2018 through 2033. We have deferred tax assets as a result of these loss carryforwards which have been reduced by a valuation allowances to $3,764,000 and $1,253,000 at January 3, 2016 and December 28, 2014, respectively.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board issued a new standard ASU No. 2014-09, “Revenue from Contracts with Customers.” Under ASU 2014-09 recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for the Company January 1, 2018. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.

On February 18, 2015, the Financial Accounting Standards Board issued a new standard ASU No. 2015-02, ” Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The new standard affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. It will be effective for the Company January 4, 2016. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.

On April 7, 2015, the Financial Accounting Standards Board issued a new standard ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. It will be effective for the Company on January 4, 2016. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.

On July 22, 2015, the Financial Accounting Standards Board issued a new standard ASU No. 2015-11, “Simplifying the Measurement of Inventory”. The new standard requires entities to measure most inventory at the lower of cost and net realizable value, which is a change from the current guidance under which an entity must measure inventory at the lower of cost or market with market defined as replacement cost, net realizable value or net realizable value less a normal profit margin. The ASU will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method. It will be effective for the Company on January 2, 2017. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.

On November 20, 2015, the Financial Accounting Standards Board issued a new standard ASU No. 2015-17, “Income Taxes - Balance Sheet Classification of Deferred Taxes”. Under the new guidance deferred tax liabilities and assets will be classified as noncurrent in a classified statement of financial position. It will be effective for the Company on January 2, 2017. The Company is in the process of determining what impact the adoption of this ASU will have on its financial position, results of operations and cash flows.

On February 25, 2016, the Financial Accounting Standards Board issued a new standard ASU No. 2016-02, “Leases”. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet the new ASU will require both types of leases to be recognized on the balance sheet. It will be effective for the Company on December 31, 2018. The Company is in the process of determining what impact the adoption of this ASU will have on its financial position, results of operations and cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Uniroyal Global Engineered Products, Inc.

Sarasota, Florida

We have audited the accompanying consolidated balance sheets of Uniroyal Global Engineered Products, Inc. and subsidiaries (the "Company") as of January 3, 2016 and December 28, 2014, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 3, 2016 and December 28, 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Frazier & Deeter, LLC

Tampa, FL

March 24, 2016

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Consolidated Balance Sheets

	January 3, 2016	December 28, 2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,910,112	$604,234
Accounts receivable, net	14,209,056	14,607,787
Inventories, net	17,527,728	17,421,082
Other current assets	2,891,007	2,130,282
Related party receivable	23,298	74,931
Total Current Assets	36,561,201	34,838,316

PROPERTY AND EQUIPMENT, NET	14,003,276	12,001,128

OTHER ASSETS
Intangible assets	3,534,936	3,668,956
Goodwill	1,079,175	1,079,175
Other long-term assets	3,095,414	1,295,965
Total Other Assets	7,709,525	6,044,096

TOTAL ASSETS	$58,274,002	$52,883,540

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of bank balance	$322,307	$438,145
Line of credit	16,577,279	16,396,306
Current maturities of long-term debt	639,018	522,095
Current maturities of capital lease obligations	489,978	96,071
Accounts payable	7,592,510	9,409,062
Accrued expenses	3,941,296	3,408,143
Related party obligation	276,880	20,260
Current portion of postretirement benefit liability - health and life	136,725	115,039
Total Current Liabilities	29,975,993	30,405,121

LONG-TERM LIABILITIES
Long-term debt, less current portion	2,134,243	1,355,297
Capital lease obligations, less current portion	1,469,317	238,836
Related party lease financing obligations	2,164,682	2,162,393
Long-term debt to related parties	4,449,243	4,740,728
Postretirement benefit liability - health and life, less current portion	2,836,638	2,662,570
Other long-term liabilities	975,781	840,378
Total Long-Term Liabilities	14,029,904	12,000,202
Total Liabilities	44,005,897	42,405,323
		(Continued)

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Consolidated Balance Sheets

(Continued)

	January 3, 2016	December 28, 2014

STOCKHOLDERS’ EQUITY
Convertible Preferred Stock: 5,000,000 shares authorized ($100 value) :
Series A, 9,715 shares issued and outstanding at December 28, 2014	—	798,500
Series B, 2,702 shares issued and outstanding at December 28, 2014	—	270,160
Series C, 16,124 shares issued and outstanding at December 28, 2014	—	1,600,467
Preferred units, Series A UEP Holdings, LLC, 200,000 units issued and outstanding ($100 issue price)	617,571	617,571
Preferred units, Series B UEP Holdings, LLC, 150,000 units issued and outstanding ($100 issue price)	463,179	463,179
Preferred stock, Engineered Products Acquisition Limited, 50 shares issued and outstanding ($1.51 stated value)	75	75
Common stock, 95,000,000 shares authorized ($.001 par value) 18,890,909 and 14,351,398 shares issued and outstanding as of January 3, 2016 and December 28, 2014, respectively	18,892	14,352
Additional paid-in capital	34,823,886	32,549,585
Accumulated deficit	(21,674,478)	(26,626,634)
Accumulated other comprehensive income	18,980	790,962
Total Stockholders’ Equity	14,268,105	10,478,217

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,274,002	$52,883,540

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Consolidated Statements of Operations

	Year Ended
	January 3, 2016	December 28, 2014

NET SALES	$99,761,973	$98,323,226

COST OF GOODS SOLD	77,813,354	79,004,240

Gross Profit	21,948,619	19,318,986

OPERATING EXPENSES:
Selling	5,201,199	4,691,974
General and administrative	7,779,012	8,437,348
Research and development	1,728,867	1,527,589
OPERATING EXPENSES	14,709,078	14,656,911

Operating Income	7,239,541	4,662,075

OTHER INCOME (EXPENSE):
Interest and other debt related expense	(1,613,391)	(1,552,541)
Other income (expense)	(65,361)	190,234
Net Other Expense	(1,678,752)	(1,362,307)

INCOME BEFORE TAX BENEFIT	5,560,789	3,299,768

TAX BENEFIT	(2,193,054)	(1,340,682)

NET INCOME	7,753,843	4,640,450

Preferred stock dividend	(2,801,687)	(403,582)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$4,952,156	$4,236,868

EARNINGS PER COMMON SHARE:
Basic	$0.35	$0.30
Diluted	$0.26	$0.22
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	14,334,485	14,180,963
Diluted	19,040,032	18,937,796

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Consolidated Statements of Comprehensive Income

	Year Ended
	January 3, 2016	December 28, 2014

NET INCOME	$7,753,843	$4,640,450

OTHER COMPREHENSIVE INCOME (LOSS):
Minimum benefit liability adjustment	(391,785)	(888,321)
Foreign currency translation adjustment	(380,197)	(425,898)
Unrealized gain (loss) on effective hedge:
Reclassification of amounts to earnings	—	42,476
Unrealized loss for the year	—	(1,559)
OTHER COMPREHENSIVE LOSS	(771,982)	(1,273,302)

COMPREHENSIVE INCOME	6,981,861	3,367,148

Preferred stock dividend	(2,801,687)	(403,582)

COMPREHENSIVE INCOME TO COMMON SHAREHOLDERS	$4,180,174	$2,963,566

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended January 3, 2016 and December 28, 2014

																	Accumu-
																	lated
																	Other
															Additional	Accumu-	Compre-
	Preferred A		Preferred B		Preferred C		UEPH Series A		UEPH Series B		EPAL Preferred		Common Stock		Paid-in	lated	hensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance December 29, 2013	9,715	$798,500	2,702	$270,160	16,124	$1,600,467	—	$—	—	$—	—	$—	13,881,598	$13,881	$33,651,743	$(29,062,898)	$2,064,264	$9,336,117
Net Income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,640,450	—	4,640,450
Acquisitions (Note 15 – Equity-Acquisitions)	—	—	—	—	—	—	200,000	617,571	150,000	463,179	50	75	100	1	(1,080,826)	—	—	—
Issuance of and subscription for common stock for directors/officers and consultants	—	—	—	—	—	—	—	—	—	—	—	—	555,000	555	81,136	—	—	81,691
Contributed officer compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	36,000	—	—	36,000
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,273,302)	(1,273,302)
Distributions	—	—	—	—	—	—	—	—	—	—	—	—				(1,800,604)	—	(1,800,604)
Preferred stock dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(403,582)	—	(403,582)
Purchase treasury shares at cost	—	—	—	—	—	—	—	—	—	—	—	—	(85,300)	(85)	(138,468)	—	—	(138,553)
Balance December 28, 2014	9,715	$798,500	2,702	$270,160	16,124	$1,600,467	200,000	$617,571	150,000	$463,179	50	$75	14,351,398	$14,352	$32,549,585	$(26,626,634)	$790,962	$10,478,217
Net Income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,753,843	—	7,753,843
Conversion of Preferred Stock	(9,715)	(798,500)	(2,702)	(270,160)	(16,124)	(1,600,467)	—	—	—	—	—	—	4,756,814	4,757	2,664,370	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(771,982)	(771,982)
Preferred stock dividend	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,801,687)		(2,801,687)
Purchase treasury shares at cost	—	—	—	—	—	—	—	—	—	—	—	—	(217,303)	(217)	(488,635)	—	—	(488,852)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	98,566	—	—	98,566
Balance January 3, 2016	—	$—	—	$—	—	$—	200,000	$617,571	150,000	$463,179	50	$75	18,890,909	$18,892	$34,823,886	$(21,674,478)	$18,980	$14,268,105

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Consolidated Statements of Cash Flows

	Year Ended
	January 3, 2016	December 28, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,753,843	$4,640,450
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,551,295	1,381,452
Stock-based compensation expense	98,566	—
Deferred tax benefit	(2,511,000)	(1,253,000)
Distribution of life insurance policy as compensation	—	207,227
Non-cash stock compensation expense	—	81,691
Contributed officer compensation	—	36,000
Interest expense added to principal of note payable	—	80,317
Amortization of intangible assets	20,004	54,583
Loss on disposal of property and equipment	47,468	5,209
Noncash postemployment health and life benefit	(180,915)	(589,896)
Changes in assets and liabilities:
Accounts receivable	(37,619)	(120,768)
Inventories	(472,499)	(575,000)
Other current assets	5,278	(240,332)
Related party receivable/payable	31,372	(32,456)
Other long-term assets	19,222	(178,868)
Accounts payable	(1,565,291)	747,459
Accrued expenses	332,056	(56,858)
Postretirement benefit liability - health and life	(15,116)	(11,020)
Other long-term liabilities	224,592	19,268
Cash Flows provided by Operating Activities	5,301,256	4,195,458

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,782,525)	(3,255,643)
Net payments on life insurance policies	(107,502)	—
Cash paid for lease deposit	(37,169)	(17,500)
Cash Flows used in Investing Activities	(2,927,196)	(3,273,143)

CASH FLOWS FROM FINANCING ACTIVITIES
Checks issued in excess of bank balance, net	(115,838)	(184,445)
Net advances on line of credit	508,038	1,085,575
Payments on long-term debt	(256,176)	(187,360)
Proceeds from issuance of long-term debt and capital lease obligations	2,149,010	725,798
Payments on capital lease obligations	(337,223)	(100,979)
Proceeds from related party obligation	3,533	—
Payment of preferred stock dividends	(2,479,665)	—
Purchase of treasury stock	(488,852)	(138,553)
Distributions to members	—	(1,800,604)
Cash Flows used in Financing Activities	(1,017,173)	(600,568)
Net Change in Cash and Cash Equivalents	1,356,887	321,747
Cash and Cash Equivalents - Beginning of Period	604,234	311,029
Effects of currency translation on cash and cash equivalents	(51,009)	(28,542)

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,910,112	$604,234

For noncash transactions and supplemental disclosure of cash flow information see Note 2.

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2016 and December 28, 2014

NOTE 1 – Summary of Significant Accounting Policies

Description of the Business

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC. (the “Company”) is primarily engaged in the development, manufacturing and distribution of vinyl coated fabrics primarily for use in transportation, residential, hospitality, health care, office furniture and automotive applications. The Company’s customers are located primarily throughout North America and Europe.

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

The Company made the acquisition of Uniroyal through its newly formed subsidiary, UEP Holdings, LLC (“UEPH”). The aggregate purchase consideration paid for 100% of the outstanding equity of Uniroyal was preferred ownership interests issued by UEPH having an aggregate face value of $35 million. See Note 15 for a description of the preferred units issued. In a separate transaction, the Company purchased EPAL for 100 shares of the Company’s Common Stock and the Company’s guaranty of outstanding EPAL preferred stock retained by the seller, having a liquidation preference of £12,518,240 (approximately $20 million at closing).

The principal owner of Uniroyal and EPAL also owned all of the Company’s outstanding shares of Series A preferred stock and Series B preferred stock; a substantial portion of the Company’s outstanding Series C preferred stock; and approximately 6.8 million shares of Invisa common stock. As a result of this beneficial ownership, the seller controls in excess of 80% of the Company’s voting rights in all matters to come before the Company’s shareholders. As a result of this common ownership and as required by current accounting pronouncements in effect on the November 10, 2014 transaction was treated as a combination between entities under common control and was accounted for in a manner similar to the pooling-of-interest method. The recognized assets and liabilities were transferred at their carrying amounts at the date of the transaction. Further, the companies were also combined retrospectively for prior year comparative information to the extent permitted.

The Company and its subsidiaries have adopted a 52/53-week fiscal year ending on the Sunday nearest to December 31. The years ended January 3, 2016 and December 28, 2014 were 53-week and 52-week years, respectively.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2016 and December 28, 2014

NOTE 1 – Summary of Significant Accounting Policies (Continued)

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries and are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). All intercompany balances have been eliminated. The Company manages its operations on a consolidated, integrated basis in order to optimize its equipment and facilities and to effectively service its global customer base, and concludes that it operates in a single business segment. The accounts of EPAL were translated into USD at the average rate for the reporting period for the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income and at the rate at the end of the reporting period for the Consolidated Balance Sheets.

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

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts, returns and discounts of $282,152 and $278,000 as of January 3, 2016 and December 28, 2014, respectively.

On an ongoing basis, the Company evaluates its accounts receivable based on individual customer circumstances, historical write-offs and collections, and current industry and customer credit conditions, and adjusts its allowance for doubtful accounts accordingly. The Company’s policy regarding write-offs and collection efforts varies based on individual customer circumstances. Past due accounts receivable are determined based on individual customer credit terms.

Customer Rebates

The Company records customer rebates as a reduction of net sales and accounts receivable. Accounts receivable are recorded net of an allowance for customer rebates of $207,551 and $167,778 as of January 3, 2016 and December 28, 2014.

Inventories

Inventories are valued at the lower of cost, using the first-in, first-out (FIFO) method, or market. The Company and its subsidiaries have policies which are consistently applied to maintain reserves for obsolescence based on specific identification or a percentage of the amount on hand based on inventory.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2016 and December 28, 2014

NOTE 1 – Summary of Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment are stated at cost. Major expenditures for property and equipment are capitalized. Maintenance, repairs, and minor refurbishments are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are included in income.

Property and equipment are depreciated using the straight-line method over their estimated useful lives. For income tax reporting purposes, depreciation is calculated using both applicable straight-line methods and accelerated methods or capital allowances based on the various taxing jurisdictions’ approved methods.

Cash Surrender Value of Insurance Policies

Cash surrender value of insurance policies is valued at the cash surrender value of the contract as determined by the life insurance company. The gross cash value of the insurance policies totaled $144,189 and $36,687 as of January 3, 2016 and December 28, 2014, respectively. The cash value of the insurance policies are included in other long-term assets on the accompanying Consolidated Balance Sheets. During 2014 certain policies were distributed as compensation to related parties.

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

Goodwill and Intangible Indefinite-Lived Assets

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired. Trademarks are recorded at estimated fair value at the date they were acquired in certain business acquisitions. To the extent it has been determined that the carrying value of goodwill or trademarks is not recoverable and is in excess of its fair value, an impairment loss is recognized. Impairment is reviewed annually. No impairment loss adjustment was deemed necessary as of January 3, 2016 or December 28, 2014.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2016 and December 28, 2014

NOTE 1 – Summary of Significant Accounting Policies (Continued)

Income Taxes

The Company follows ASC 740 Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax asset to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

The tax effects from an uncertain tax position are recognized in the financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company does not believe there is any uncertainty with respect to its tax positions which would result in a material change to the financial statements.

The Company files income tax returns in the United States as a C-Corporation, and in several state jurisdictions and in the United Kingdom. The Company’s subsidiary, Uniroyal, is a limited liability company (LLC) for federal and state income tax purposes and as such, its income, losses, and credits are allocated to its members. Prior to November 10, 2014, as the previous owners, the sellers were the sole members and reported the allocations on their personal tax returns. As a result, in the accompanying Consolidated Statements of Operations, there is no tax provision on its income prior to November 10, 2014. After this date, Uniroyal’s income is allocated entirely to UEPH as its sole member. The Company then receives this income allocation as the sole member of UEPH less the dividends paid on the preferred units held by the former members of Uniroyal.

The Company’s tax returns for tax years 2012 and thereafter are subject to examination by taxing authorities. The Company records interest and penalties associated with uncertain tax positions related to these tax filings as interest expense. For the years ended January 3, 2016 and December 28, 2014, the Company has recorded no expense for interest or penalties.

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

The Company uses interest rate swaps to manage interest rate risk on its variable interest rate long-term debt instruments. The gain or loss on the effective portion of interest rate swaps treated as cash flow hedges is initially included as a component of other comprehensive income and is subsequently reclassified into earnings when interest on the related debt is paid. The gain or loss on the portion of interest rate swaps that are not effective is treated as financial instruments and is included as a component of interest expense on the accompanying Consolidated Statements of Operations. The Company did not have any interest rate swaps outstanding as of January 3, 2016.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2016 and December 28, 2014

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

The fair value of the Company’s interest rate swaps is the estimated amounts that the Company would receive, or pay, to sell or transfer the swaps to a third party, taking into account current and future interest rates and the nonperformance risk of the Company and the counterparty. At January 3, 2016 and December 28, 2014 the Company did not have any interest rate swaps.

The Company uses foreign currency exchange contracts which are recorded at their estimated fair values in the accompanying Consolidated Balance Sheets. The fair values of the currency exchange contracts are based upon observable market transactions of spot and forward rates.

For the fiscal year ended January 3, 2016, there have been no changes in the application of valuation methods applied to similar assets and liabilities.

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2016 and December 28, 2014

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

Revenue Recognition

Revenue is generally recognized from product sales upon shipment to the customer or upon receipt by the customer in accordance with the agreed upon customer terms when title and risk of ownership have passed, the price to the buyer is fixed or determinable and collectability is reasonably assured. Based on historical results and analysis, we estimate and calculate provisions for customer rebates and sales returns and allowances and record as an offset to revenue in the same period the related revenue is recognized.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2016 and December 28, 2014

NOTE 1 – Summary of Significant Accounting Policies (Continued)

Shipping and Handling Costs

Shipping and handling costs charged to customers and the costs incurred by the Company are netted. Shipping and handling costs incurred by the Company are included in cost of goods sold.

Warranties

The Company warrants that the materials and workmanship of its products will meet customer specifications. The Company estimates its accrued warranty expenses based upon prior warranty claims experience. Accrued warranty expenses were not material as of January 3, 2016 and December 28, 2014.

Advertising

Advertising costs, other than promotional materials, are charged to expense as incurred. Advertising expense was $360,429 and $249,144 for the years ended January 3, 2016 and December 28, 2014, respectively. Promotional materials are expensed as they are distributed. As of January 3, 2016 and December 28, 2014, $135,436 and $210,269, respectively, of promotional materials were included in other long-term assets in the accompanying consolidated financial statements.

Research and Development

Research and development costs are charged to expense as incurred. Research and development expense was $1,728,867 and $1,527,589 for the years ended January 3, 2016 and December 28, 2014, respectively.

Earnings Per Share

The Company calculates basic net income per common share by dividing net income after the deduction of preferred stock or preference dividends by the weighted average number of common shares outstanding. The calculation of diluted net income per share is consistent with that of basic net income per common share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is anti-dilutive. For the year ended January 3, 2016, stock options to purchase 665,000 shares of the Company’s common stock were outstanding, but were not included in the calculation of diluted net income per share because their inclusion would be anti-dilutive. During the years ended January 3, 2016 and December 28, 2014, the Company’s 28,541 shares of convertible preferred stock Series A, Series B and Series C were convertible into 4,756,814 common shares. On December 30, 2015, the convertible preferred stock was converted into 4,756,814 common shares (see Note 15). The weighted average converted amount was added to the weighted average common shares to calculate the diluted earnings per share for the years ended January 3, 2016 and December 28, 2014.

Future Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a new standard ASU No. 2014-09, “Revenue from Contracts with Customers.” Under ASU 2014-09 recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for the Company January 1, 2018. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2016 and December 28, 2014

NOTE 1 – Summary of Significant Accounting Policies (Continued)

Future Accounting Pronouncements (Continued)

On February 18, 2015 the Financial Accounting Standards Board issued a new standard ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The new standard affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. It will be effective for the Company on January 4, 2016. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.

On April 7, 2015, the Financial Accounting Standards Board issued a new standard ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. It will be effective for the Company on January 4, 2016. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.

On July 22, 2015, the Financial Accounting Standards Board issued a new standard ASU No. 2015-11, “Simplifying the Measurement of Inventory”. The new standard requires entities to measure most inventory at the lower of cost and net realizable value, which is a change from the current guidance under which an entity must measure inventory at the lower of cost or market with market defined as replacement cost, net realizable value or net realizable value less a normal profit margin. The ASU will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method. It will be effective for the Company on January 2, 2017. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.

On November 20, 2015 the Financial Accounting Standards Board issued a new standard ASU No. 2015-17, “Income Taxes - Balance Sheet Classification of Deferred Taxes”. Under the new guidance deferred tax liabilities and assets will be classified as noncurrent in a classified statement of financial position. It will be effective for the Company on January 2, 2017. The Company is in the process of determining what impact the adoption of this ASU will have on its financial position, results of operations and cash flows.

On February 25, 2016 the Financial Accounting Standards Board issued a new standard ASU No. 2016-02, “Leases”. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet the new ASU will require both types of leases to be recognized on the balance sheet. It will be effective for the Company on December 31, 2018. The Company is in the process of determining what impact the adoption of this ASU will have on its financial position, results of operations and cash flows.

Subsequent Events

The Company has evaluated subsequent events occurring through the date that the financial statements were issued, for events requiring recording or disclosure in the January 3, 2016 financial statements. There were no material events or transactions occurring during this period requiring recognition or disclosure.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2016 and December 28, 2014

NOTE 2 – Noncash Transactions and Supplemental Disclosure of Cash Flow Information

During the years ended January 3, 2016 and December 28, 2014, the Company reduced its borrowings on its line of credit by converting dollars to additional borrowings on its term loans with Wells Fargo Capital Finance, LLC of $359,002 and $573,972, respectively. During the years ended January 3, 2016 and December 28, 2014, the Company paid down its term loans using available borrowings on its various lines of credit of $417,705 and $556,348, respectively.

During the years ended January 3, 2016 and December 28, 2014, the Company entered into several new equipment leases and financing obligations with fair values of $1,130,609 and $380,000, respectively, which are accounted for as capital assets. The fair values were added to property and equipment and a corresponding amount to capital lease or financing obligations.

	January 3, 2016	December 28, 2014

Supplemental disclosure of cash paid for the years ended:
Interest expense	$1,542,749	$1,413,943

NOTE 3 – Inventories

Inventories consist of the following:

	January 3, 2016	December 28, 2014

Raw materials	$5,066,589	$5,225,361
Work-in-process	4,293,892	4,074,324
Finished goods	9,348,495	9,103,269
	18,708,976	18,402,954
Less: Allowance for inventory obsolescence	(1,181,248)	(981,872)

Total Inventories	$17,527,728	$17,421,082

NOTE 4 – Other Current Assets

Other current assets consist of the following:

	January 3, 2016	December 28, 2014

Current deferred tax asset, net of valuation allowance	$1,872,417	$1,076,138
Other	1,018,590	1,054,144

Total Other Current Assets	$2,891,007	$2,130,282

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2016 and December 28, 2014

NOTE 5 – Property and Equipment

The major categories of property and equipment are summarized as follows:

	Depreciable Lives	January 3, 2016	December 28, 2014

Building and building improvements	8 – 25 yrs.	$226,873	$171,919
Machinery and equipment	8 - 10 yrs.	21,780,293	18,596,656
Computer equipment	3 - 10 yrs.	1,223,229	1,123,152
Furniture and fixtures	7 - 10 yrs.	172,945	60,791
Real estate under lease	20 yrs.	2,165,914	2,165,914
Construction-in-progress	—	52,316	168,271
Total Property and Equipment		25,621,570	22,286,703

Less: Accumulated depreciation		(11,618,294)	(10,285,575)

Net Property and Equipment		$14,003,276	$12,001,128

NOTE 6 – Intangible Assets

Intangible assets are summarized as follows:

	Amortizable Lives	January 3, 2016	December 28, 2014

Trademarks and trade names	Indefinite	$3,534,936	$3,668,956

NOTE 7 – Other Long-term Assets

Other long-term assets consist of the following:

	January 3, 2016	December 28, 2014

Non-current deferred tax asset, net of valuation allowance	$2,509,000	$835,000
Other	586,414	460,965

Total Other Long-term Assets	$3,095,414	$1,295,965

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2016 and December 28, 2014

NOTE 8 – Other Long-term Liabilities

Other long-term liabilities consist of the following:

	January 3, 2016	December 28, 2014

Non-current deferred tax liability	$909,376	$742,997
Other	66,405	97,381

Total Other Long-term Liabilities	$975,781	$840,378

NOTE 9 – Line of Credit

The Company’s Uniroyal subsidiary has available a $30,000,000 revolving line of credit financing agreement with Wells Fargo Capital Finance, LLC, which matures on October 17, 2019. Interest is payable monthly at the Euro dollar rate plus 2.25% or Wells Fargo Capital Finance, LLC’s prime rate at the Company’s election on outstanding balances up to $6,000,000 and prime rate on amounts in excess of $6,000,000. The line of credit weighted average interest rate, including unused facility fees, was approximately 3.51% as of January 3, 2016. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable, inventories and equipment. The line of credit is secured by substantially all of Uniroyal’s assets and includes certain financial and restrictive covenants.

The outstanding balance on the line of credit (“Uniroyal Line of Credit”) was $8,768,140 and $8,775,684 as of January 3, 2016 and December 28, 2014, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying Consolidated Balance Sheets.

The Company’s Wardle Storeys subsidiary has available a £8,500,000 (approximately $12.8 million) revolving line of credit financing agreement with Lloyds Bank Commercial Finance Limited (“Wardle Storeys Line of Credit”) which is subject a to six-month notice by either party. The line has several tranches based on currency or underlying security. Interest is payable monthly at the base rate (UK LIBOR) plus 1.95% to 2.45% depending on the tranche. The line of credit weighted average interest rate was approximately 2.60% as of January 3, 2016. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable and inventories. The line of credit is secured by substantially all of the subsidiary’s assets and includes certain financial and restrictive covenants.

The outstanding balance on the Wardle Storeys Line of Credit was £5,264,550 and £4,888,972 ($7,809,139 and $7,620,622) as of January 3, 2016 and December 28, 2014, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying Consolidated Balance Sheets.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2016 and December 28, 2014

NOTE 10 – Long-Term Debt

Long-term debt consists of the following:

	January 3, 2016	December 28, 2014

Uniroyal term loans with Wells Fargo Capital Finance, LLC, monthly interest only payments at the Euro dollar rate plus 2.25% or Wells Fargo Bank, National Association’s prime rate. The term loans’ weighted average interest rate was approximately 3.51% as of January 3, 2016. Monthly principal balances are reduced by $24,766 each month, resulting in a conversion, or increase, of the same amount in the line of credit each month (see Note 2). Term loans mature in October 2019 and are secured by substantially all of the Company’s assets and include certain financial and restrictive covenants.	1,386,917	1,341,643

Term loan with Lloyds Bank Commercial Finance Limited; issued to the Company’s subsidiary, Wardle Storeys Group at £340,000 (approximately $560,000; payable in 60 monthly payments of £5,667 (approximately $8,500); Interest is payable monthly at the rate of 3.15% above the base rate (UK LIBOR); monthly, the principal is reduced by required payment resulting in an increase of the same amount in the line of credit (see Note 9). The loan matures in February 2019 and is secured by substantially all of the subsidiaries’ assets and includes certain financial and restrictive covenants.	319,413	441,642

Financing obligation to Kennet Equipment Leasing; upon completion, payable in monthly installments of £16,636 ($24,677) including interest and principal at a rate of 10.9%; secured by certain equipment.	721,354	—

Note payable to Balboa Capital Corporation; assigned to Wells Fargo, payable in quarterly installments of $37,169 including interest and principal at a rate of 5.72% with the remaining principal due May 2018. The note is secured by certain equipment.	345,577	—

Note payable to Balboa Capital Corporation; assigned to Wells Fargo, payable in quarterly installments of $18,570 including interest and principal at a rate of 7.82% with the remaining principal due on January 1, 2015. The note was secured by certain equipment.	—	26,894

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2016 and December 28, 2014

NOTE 10 – Long-Term Debt (Continued)

	January 3, 2016	December 28, 2014

Note payable to Balboa Capital Corporation; assigned to Wells Fargo, payable in quarterly installments of $9,054 including interest and principal at a rate of 11.43% with the remaining principal due on October 1, 2015. The note was secured by certain equipment.	—	28,811

Note payable to Balboa Capital Corporation; assigned to Wells Fargo, payable in monthly installments of $567 including interest and principal at a rate of 7.89% with the remaining principal due December 2015. The note was secured by certain equipment.	—	6,519

Note payable to Balboa Capital Corporation; assigned to Susquehanna, payable in quarterly installments of $8,620 including interest and principal at a rate of 12.70% with the remaining principal due November 2015. The note was secured by certain equipment.	—	31,883

Totals	2,773,261	1,877,392

Less: Current portion	(639,018)	(522,095)

Long-Term Portion	$2,134,243	$1,355,297

Principal requirements on long-term debt for years ending after January 3, 2016 are as follows:

Totals

2016	$639,018
2017	665,053
2018	612,282
2019	669,086
2020	157,467
Thereafter	30,355

Totals	$2,773,261

In June 2015, the Company signed a pre-lease agreement with Kennet Equipment Leasing Limited (“Kennet”) whereby Kennet will advance funds in various tranches to finance the purchase, refurbishing and installation of certain equipment to be used in its UK manufacturing facility. When the installation is complete the total financing obligation with be £828,000 or approximately $1.23 million. Monthly payments will be £16,636 ($24,677) over a 61-month period at 10.9% interest. At January 3, 2016, Kennet had incurred £549,560 or approximately $840,000. At January 3, 2016, this amount was recorded as a financing obligation and a corresponding amount included in property and equipment in the accompanying Consolidated Balance Sheets. In accordance with the terms of the agreement as of January 3, 2016 the Company had made preliminary payments to Kennet in the amount of £71,321, or approximately $109,000.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2016 and December 28, 2014

NOTE 11 – Related Party Obligations

Long-term debt to related parties consists of the following:

	January 3, 2016	December 28, 2014

Senior subordinated promissory notes issued to the Company’s majority shareholder; monthly interest only payments at 9.25%; principal payment of $600,000 due on October 17, 2017 and the remaining unpaid principal due on October 17, 2018. The original issue note discount resulted from the value allocated to the Class A common unit warrants attached to the note. The warrants were terminated in connection with the acquisition of Uniroyal by the Company. The note discount was amortized to interest expense over the initial term of the notes. The senior subordinated promissory notes are secured by substantially all assets of the Company subject to the notes’ subordination to the line of credit and term loans with Wells Fargo Capital Finance, LLC.	$2,000,000	$2,000,000

Secured promissory note issued to the Company’s majority shareholder related to EPAL’s acquisition of Wardle Storeys on March 4, 2013; quarterly interest only payments at 6.25%; principal payment of 10% of original principal amount due on December 31, 2020; a 20% payment due on December 31, 2021, a 30% payment on December 31, 2022 and the final 40% due on December 31, 2023. The note is secured by EPAL’s investment in Wardle Storeys.	1,254,822	1,270,671

Senior secured promissory note issued to Centurian Investors, Inc., an entity controlled by the Company’s majority shareholder; quarterly interest only payments at 10%; payment due April 1, 2015; quarterly principal payments of $91,879 starting April 1, 2016; the note is secured by substantially all the assets of the Company.	1,470,057	1,470,057

Totals	4,724,879	4,740,728

Less: Current portion	(275,636)	—

Total Long-term Debt to Related Parties	$4,449,243	$4,740,728

On November 24, 2015, the Company amended its secured promissory note related to the Wardle Storeys acquisition to convert the principal and interest to Euros rather than British Pounds Sterling. No other terms of the note were changed. The change became effective November 24, 2015.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2016 and December 28, 2014

NOTE 11 – Related Party Obligations (Continued)

During 2013, the Company sold real estate to a related party owned by the Company’s majority owners and as part of the transaction the Company leased real estate it sold, plus additional land owned by the related party. Due to the terms of the lease, it qualified for treatment as a capital lease and accordingly a lease financing obligation with the related party for $2,024,865 was recognized in addition to a corresponding capital lease asset of the same amount. The lease financing obligation, under which the Company leases its main manufacturing facility and certain other property from the related party lessor entity, accrues interest at 18.20% and requires monthly principal and interest payments of $30,000, which are adjusted annually based on the consumer price index. The lease financing obligation matures during October 2033. The Company made a security deposit of $250,000 with the lessor entity at the inception of the lease financing arrangement.

In November 2014, the Company signed a lease amendment to add new property to the lease increasing the monthly payment by $1,500 and the security deposit by $17,500. These changes to the lease added $141,049 principal to the lease financing obligation and a corresponding addition to the capital lease asset. For the years 2014 through 2016 the amount of interest owed exceeds the amount of payments made, resulting in a net increase to the outstanding principal balance of the lease financing obligation. This obligation is shown in the accompanying Consolidated Balance Sheets as Related Party Lease Financing Obligation which has a balance of the following as of January 3, 2016 and December 28, 2014.

	January 3, 2016	December 28, 2014

Related party lease financing obligation	$2,165,926	$2,162,393
Less: Current portion	(1,244)	—

Long-Term Portion	$2,164,682	$2,162,393

Principal payments on this obligation and the aforementioned long-term debt to related parties for years ending after January 3, 2016, are as follows:

Totals

2016	$276,880
2017	970,046
2018	1,776,338
2019	382,221
2020	239,126
Thereafter	3,246,194

Totals	$6,890,805

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2016 and December 28, 2014

NOTE 12 – Derivatives

The Company held derivative instruments, which consisted of interest rate swaps. Accounting standards require that an entity recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. Certain swaps do not meet the criteria of cash flow hedges under generally accepted accounting principles; these swaps are accounted for as derivatives not designated as hedging instruments with changes in the fair value of the interest rate swaps included in interest expense in the accompanying Consolidated Statements of Operations. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative instrument representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The Company had an interest rate swap with a notional amount of $6,000,000 accounted for as an effective cash flow hedge. The interest rate swap fixed the Company’s one month LIBOR interest rate on the notional amounts at a rate of 1.25%. The interest rate swap expired on July 30, 2014. The Company did not have any interest rate swap outstanding at January 3, 2016 and December 28, 2014.

The effect of interest rate swaps designated as hedging instruments is reported in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Stockholders’ Equity as follows:

Unrealized Loss Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount Reclassified from Accumulated OCI into Income (Effective Portion)
January 3, 2016	December 28, 2014		January 3, 2016	December 28, 2014

$—	$(1,559)	Interest expense	$—	$42,476

The LIBOR swap rates are observable at commonly quoted intervals for the full terms of the interest rate swaps and therefore are considered Level 2 items. As such, the Company’s interest rate swap was considered a Level 2 item.

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2016 and December 28, 2014

NOTE 13 – Income Taxes

The Company files income tax returns in the United States as a C-Corporation, and in several state jurisdictions and in the United Kingdom. The Company’s subsidiary, Uniroyal, is a limited liability company (LLC) for federal and state income tax purposes and as such, its income, losses, and credits are allocated to its members. Prior to November 10, 2014, as the previous owners, the sellers were the sole members and reported the allocations on their personal tax returns. As a result, in the accompanying Consolidated Statements of Comprehensive Income, there is no tax provision on its income prior to November 10, 2014. After this date, Uniroyal’s income is allocated entirely to UEPH as its sole member. The Company then receives this income allocation as a member of UEPH less the dividends paid on the preferred units held by the former members of Uniroyal.

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

The (benefit) provision for income taxes for the years ended January 3, 2016 and December 28, 2014 were:

	January 3, 2016	December 28, 2014
Current
Federal	$—	$—
State	100,231	—
Foreign	—	—
Total current income tax (benefit) provision	100,231	—

Deferred
Federal	(2,511,000)	(1,253,000)
Foreign	217,715	(87,682)
Total deferred income tax (benefit) provision	(2,293,285)	(1,340,682)
Total income tax (benefit) provision	$(2,193,054)	$(1,340,682)

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2016 and December 28, 2014

NOTE 13 – Income Taxes (Continued)

The (benefit) provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes. The Company’s combined federal, state and foreign effective tax rate as a percentage before taxes for the years ended January 3, 2016 and December 28, 2014, was 43.2%, and 40.6%, respectively. The following is a reconciliation of the income tax at the effective tax rate with the income tax at the U.S. federal statutory tax rate for the years ended January 3, 2016 and December 28, 2014:

	January 3, 2016	December 28, 2014

Income tax at statutory rates	$1,890,668	$1,121,921

Tax on Uniroyal’s LLC income before acquisition	—	(721,825)
Change in deferred tax valuation	(2,739,379)	(1,029,678)
Foreign tax rate differential	(395,328)	(196,963)
UEPH preference dividend	(624,104)	(87,679)
Research and development credit	(406,884)	(414,600)
Effect of change in tax rate on deferred items	(85,249)	—
Other	66,991	(11,858)
State tax provisions	100,231	—

Income tax at effective tax rate	(2,193,054)	$(1,340,682)

Effective income tax rate	39.4%	40.6%

The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	January 3, 2016	December 28, 2014
Current:
Deferred tax assets:
Net operating loss carryforward	$1,872,417	$1,076,138
Total current deferred tax assets	1,872,417	1,076,138
Noncurrent:
Deferred tax assets:
Net operating loss carryforward	2,585,067	1,013,273
Total noncurrent deferred tax assets	2,585,067	1,013,273
Deferred tax liabilities:
Trademarks	(403,786)	(471,454)
Deferred gain	(262,835)	(248,068)
Capital allowances	(318,822)	(201,748)
Total noncurrent deferred tax liabilities	(985,443)	(921,270)

Total noncurrent deferred tax asset (liabilities), net	1,599,624	92,003

Net deferred tax assets (liabilities)	$3,472,041	$1,168,141

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2016 and December 28, 2014

NOTE 13 – Income Taxes (Continued)

Included in the noncurrent deferred tax asset as of January 3, 2016 and December 28, 2014 are $2,509,000 and $835,000, respectively, resulting from carryforwards related to US net operating losses and $76,067 and $178,273, respectively, of carryforwards resulting from U.K. losses. The $2,509,000 and $835,000 of deferred assets for U.S. losses are shown separately in the accompanying financial statements as noncurrent deferred tax assets. The $76,067 and $178,273 deferred assets for U.K. losses are netted with the noncurrent deferred tax liabilities, which are all related to U.K. tax, and shown as net deferred tax liabilities of $909,376 and $742,997.

The Company has a federal net operating loss carryforward of approximately $18 million as of January 3, 2016, which expires in years beginning 2018 through 2033. The Company has deferred tax assets as a result of these loss carryforwards which have been reduced by valuation allowances to $3,764,000 and $1,253,000 at January 3, 2016 and December 28, 2014, respectively.

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

The accumulated postretirement benefit obligation, plan assets and accrued postretirement liability as of the plan’s measurement date are as follows:

	January 3, 2016	December 28, 2014

Postretirement Benefit Liability - Health and Life	$3,283,645	$3,479,676
Less: Plan assets	—	—

Accrued postretirement benefit cost	3,283,645	3,479,676

Less: Unrecognized net gain	(310,282)	(702,067)

Accumulated postretirement benefit obligation	2,973,363	2,777,609

Less: Current portion	(136,725)	(115,039)

Long-Term Portion	$2,836,638	$2,662,570

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2016 and December 28, 2014

NOTE 14 – Postretirement and Postemployment Benefit Liabilities (Continued)

Net pension benefit for the plan is comprised of the following:

	January 3, 2016	December 28, 2014

Service cost	$2,651	$3,563
Interest cost on projected benefit obligation	107,399	119,946
Amortization of prior service cost	(74,631)	(324,483)
Amortization of net gain	(106,284)	(265,412)

Net pension benefit	$(70,865)	$(466,386)

Reconciliation of losses in other comprehensive income (loss) is as follows:

	January 3, 2016	December 28, 2014

Net actuarial gain (loss)	$(210,870)	$(298,425)
Amortization of prior service credit and actuarial gain	(180,915)	(589,896)

Pension adjustment in other comprehensive income (loss)	$(391,785)	$(888,321)

The amount in accumulated other comprehensive income at January 3, 2016 that has not yet been recognized as a component of net periodic benefit costs is $310,282 consists of unrecognized net actuarial gains. The amount in accumulated other comprehensive income at January 3, 2016 that is expected to be recognized as a component of net periodic pension benefit during 2016 is $4,690 consists of net actuarial gains.

The significant assumptions used in determining the accumulated postretirement benefit obligation and net periodic benefit cost are as follows:

	January 3, 2016	December 28, 2014

Health Care Cost Trend Rates:
2016	4.00%	4.00%
Thereafter	4.00%	4.00%
Discount rate	3.83%	3.95%
Measurement Date	December 31, 2015	December 31, 2014

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2016 and December 28, 2014

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

Employer and employee contributions to the plan were $136,645 and $5,429, respectively, during the year ended January 3, 2016 and $162,306 and $8,027, respectively, during the year ended December 28, 2014, respectively. Contributions to the plan are made each year based on estimated benefit payments to be paid out of the plan. Estimated benefit payments from the plan for each of the next five years, and in the aggregate for the five years thereafter, are as follows:

2016	$136,725
2017	160,418
2018	173,596
2019	185,085
2020	183,660
2021 - 2025	879,190

Total	$1,718,674

Postemployment Benefit Liability - Severance

The Company provides certain severance benefits for substantially all union employees who began their employment prior to 1986. Accounting standards for postemployment benefits require the Company to accrue the estimated cost of future severance payments during the years the employees provide services.

The accrued postemployment benefit liability as of January 3, 2016 and December 28, 2014 was $58,309 and $82,812, respectively, and is included in other long-term liabilities. The accrued postemployment benefit liability was determined using discount rates of 3.85% and 3.95% as of January 3, 2016 and December 28, 2014, respectively.

Postemployment Benefit Liability - Other

Under the terms of the union contract, the Company provides monthly payments of $300 to the spouses of employees who died prior to retirement from the Company. The payments cease upon the earlier of the spouse’s remarrying, the spouse’s death or the spouse attaining age 62. The spouses of two former employees are currently receiving benefit payments under this provision of the union contract as of January 3, 2016 and December 28, 2014. The Company has recorded a long-term liability of $8,096 and $14,569 as of January 3, 2016 and December 28, 2014, respectively, which is included in other long-term liabilities in the accompanying Consolidated Balance Sheets, related to the estimated future benefit payments to the two former employees’ spouses.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2016 and December 28, 2014

NOTE 15 – Equity

The Company has authorized 5,000,000 shares of convertible preferred stock with a $100 face value per share. At December 28, 2014, the Company had the following outstanding:

Issued and
Series	Outstanding

Series A	9,715
Series B	2,702
Series C	16,124

On March 7, 2014, the Company filed amendments to the Designation of Preferences and Rights for each series to change the voting rights. The amendment provided 3,000 votes per Series A share, 2,500 votes per Series B share and 100 votes per Series C share for matters submitted to a vote of the Company’s shareholders.

On April 29, 2014, the Company filed amendments to the Designation of Preferences and Rights for each series. The filings were intended to delete provisions no longer applicable and in addition: (i) clarified that the holder of each share of Series A, B and C Convertible Preferred Stock has the right to convert into common stock at a fixed conversion price of $0.60 per share resulting in the number of shares of common stock to be issued upon conversion equaling 166.66 shares of common stock for each share of preferred stock (i.e., the face value divided by sixty cents ($0.60) per share), (ii) provided that the Company does not have a right to redeem or force conversion of shares of Series A, B or C Convertible Preferred Stock, (iii) eliminated the prohibition on conversion which would cause the holder to exceed 9.9% ownership, (iv) provided that the liquidation preference of shares of Series A, B and C Convertible Preferred Stock is equal among the holders of Series A, B and C, and (b) and senior to the liquidation preference of common stock of the Company, (v) clarified that the liquidation preference of each Sseries of preferred stock is in an amount equal to the face value of that series of preferred stock and that distribution equal to the face value constitutes payment in full to the holders of preferred stock and (vi) clarified that a merger (except into a subsidiary), sale of all or substantially all of the assets of the Company, reorganization or other transaction in which control of the Company is transferred may be deemed by the holder to be a liquidation, dissolution or winding up for purposes of the liquidation preference.

During the year ended December 28, 2014, an officer contributed services with a fair value of $36,000 to the capital of the Company.

During the year ended December 28, 2014, 310,000 shares of common stock were issued to an aggregate of four directors and officers and a consultant for services rendered in 2013 and 2012. The Company charged the fair value of these shares to operations in 2013 and 2012. However, the par value of these shares was recorded at the time of issuance of these shares in the first quarter of the year ended December 28, 2014.

On November 17, 2015, the Board of Directors took action which was subsequently amended on December 10, 2015 to create a new class of the Company’s common stock to be known as Class B Common Stock (“Class B”). The Board of Directors authorized 3,666,520 shares of such class with a par value of $0.001. The class had the same entitlement to dividends as may be declared for the ordinary common stock. The class did not have any preference with respect to holders of other equity interests in the Company in the event of any liquidation, dissolution or winding up of the Company. Each share of Class B has the right to 22 votes on matters that come before the shareholders. Each share of Class B is convertible into one share of ordinary common stock at any time. The Board of Directors also adopted a resolution to amend and restate the Designation of Preferences and Rights of Series A Convertible Preferred Stock which was approved by the holders of the Company’s Series A, Series B and Series C convertible preferred stock. The amendment gave the right for each share of Series A Preferred Stock to be converted into 166.66 shares of Class B Common Stock at any time. The shares of Class B Common Stock are not registered and do not trade in the open market.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2016 and December 28, 2014

NOTE 15 – Equity (Continued)

On December 30, 2015, all of shares of the Company’s outstanding Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were converted to common stock in accordance with the following schedule:

	Number of Preferred Shares	Shares of Common Issued	Class of Common

Series of Convertible Preferred Stock
Series A	9,715	1,619,102	Class B Common Stock
Series B	2,702	450,315	Ordinary Common Stock
Series C	16,124	2,687,397	Ordinary Common Stock
		4,756,814

The following table summarizes the Company’s common stock outstanding by class:

	January 3, 2016	December 28, 2014

Ordinary Common Stock	17,271,807	14,351,398
Class B Common Stock	1,619,102	—

Total	18,890,909	14,351,398

Acquisition

On November 10, 2014, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K to report that it acquired Uniroyal and EPAL, the holding company for Wardle Storeys. Uniroyal is a limited liability company that prior to its acquisition by the Company had Class A and Class B common unit holders with total invested capital of $1,080,750. The capital included 1,600,000 warrants that were issued in connection with the Company’s senior subordinated promissory note (discussed in Note 11). Pursuant to the acquisition, the warrants were terminated and the Class A and Class B common units held by the sellers were exchanged for 200,000 units of Series A preferred units and 150,000 units of Series B preferred units of UEPH Holding LLC a wholly-owned subsidiary of the Company. Each of the UEP Holdings Series A and Series B preferred units have an issue price of $100 per unit or a total face value of $20,000,000 and $15,000,000, respectively. The Series A preferred units are entitled to a preferred return of an amount per annum equal to five percent (5.00%) of the issue price of such Series A preferred unit. The Series B preferred units are entitled to a preferred return of an amount per annum equal to five and one half percent (5.50%) of the issue price of such Series B preferred unit, increasing by one half percent (0.50%) on the first anniversary of the effective date and by an additional one half percent (0.50%) on each successive anniversary of the effective date thereafter, up to a maximum of eight percent (8.00%) on the fifth anniversary of the effective date.

In a separate transaction, the Company also purchased all the outstanding 50 common shares of EPAL, a UK limited company, for 100 shares of its common stock and its guaranty of outstanding EPAL preferred stock retained by the seller, having a liquidation preference of £12,518,240 (approximately $20 million). As part of the transaction, 50 shares of the EPAL common stock held by the seller had been converted and reclassified as preferred shares. These preferred shares are entitled to a fixed cumulative preferential dividend of £625,912 per annum payable quarterly or approximately $1,000,000.

On November 24, 2015, the Company amended the Articles of Association of EPAL to change the liquidation preference of the 50 shares of preferred stock from £12,518,240 to €17,699,314, or $18,851,539, and the payment of the quarterly dividend from £156,478 to €221,241, or $235,644. These conversions were based on the exchange rate of British Pounds Sterling to the Euro on November 24, 2015.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2016 and December 28, 2014

NOTE 16 – Stock Options or Stock Based Compensation

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

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of its option awards. The following table summarizes the significant assumptions used in the model for the July 30, 2015 grant:

Exercise price	$2.37
Expected volatility	45%
Risk free interest rate	1.82%
Expected term	6 years
Expected dividends	0%

We based the expected volatility on comparable companies’ volatility because we determined that this was more reflective and a better indicator of the Company’s expected volatility than our historical volatility. The historical stock price and volatility prior to the November 10, 2014 acquisition were based on revenues and operations that were significantly different from the current business activities.

On a quarterly basis, we assess changes to our estimate of expected option award forfeitures based on our review of recent forfeiture activity and expected future employee turnover. We recognize the effect of adjustments made to the forfeiture rates, if any, in the period that we change the forfeiture estimate. For the year ended January 3, 2016 there were no forfeiture rate adjustments and future adjustments are not expected to be significant.

Stock option activity for the year ended January 3, 2016 is as follows:

	Stock Options
	Shares	Weighted Average Price	Aggregate Intrinsic Value

Outstanding at December 28, 2014	—	$—	$—

Granted	665,000	2.37	551,950

Outstanding at January 3, 2016	665,000	$2.37	$551,950

Exercisable at January 3, 2016	—

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2016 and December 28, 2014

NOTE 16 – Stock Options or Stock Based Compensation (Continued)

Option expense recognized was $98,566 for the year ended January 3, 2016. There were no option plans outstanding during the year ended December 28, 2014 and therefore no expense was recognized for the year ended December 28, 2014. As of January 3, 2016, there was $611,118 in unrecognized compensation cost related to the options granted under the 2015 Stock Option Plan. We expect to recognize those costs over the remaining 31 months of the vesting term.

NOTE 17 – Capital Leases

The Company has several equipment capital leases which expire from January 2016 through January 2021 with monthly lease payments ranging from approximately $1,119 to $31,120 per month. The capital lease obligations are secured by the related equipment. As of January 3, 2016 and December 28, 2014, assets recorded under capital leases are included in property and equipment in the accompanying Consolidated Balance Sheets. Amortization of items under capital lease obligations has been included with depreciation expense on owned property and equipment in the accompanying Consolidated Statements of Operations.

The principal balances of the capital lease obligations are $1,959,295 and $334,907 as of January 3, 2016 and December 28, 2014, respectively, with interest rates ranging from 3.84% to 19.15%.

Principal requirements on capital leases for years ending after January 3, 2016, are as follows:

2016	$593,722
2017	512,298
2018	491,168
2019	473,107
2020	122,784
Thereafter	2,452
2,195,531
Less interest	(236,236)
1,959,295
Less current portion	(489,978)

Total	$1,469,317

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2016 and December 28, 2014

NOTE 18 – Operating Leases

The Company leases office facilities and equipment under various lease agreements which expire from January 2016 through March 2029. The agreements include payments ranging from approximately $45 to $37,856 per month. Total operating lease expense was approximately $1,223,242 and $1,345,475 for the years ended January 3, 2016 and December 28, 2014, respectively.

Aggregate minimum rental expense under operating lease obligations for years ending after 2015 are as follows:

2016	$1,013,677
2017	911,167
2018	741,093
2019	556,660
2020	536,911
2021 and thereafter	3,635,368

Total	$7,394,876

NOTE 19 – Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss) were as follows:

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Effective Hedge	Total

Balance at December 29, 2013	$1,590,388	$514,793	$(40,917)	$2,064,264

Other comprehensive losses before reclassifications	(298,425)	(425,898)	—	(724,323)
Reclassification adjustment for gain (loss) included in net income	(589,896)	—	40,917	(548,979)

Balance at December 28, 2014	702,067	88,895	—	790,962

Other comprehensive losses before reclassifications	(210,870)	(380,197)	—	(591,067)
Reclassification adjustment for gain included in net income	(180,915)	—	—	(180,915)

Balance at January 3, 2016	$310,282	$(291,302)	$—	$18,980

The gain (loss) reclassified from accumulated other comprehensive income (loss) into income is recorded to the following income statement line items:

Other Comprehensive Income Component	Income Statement Line Item

Minimum Benefit Liability Adjustments	General and administrative expense
Unrealized Gain (Loss) on Effective Hedge	Interest expense

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2016 and December 28, 2014

NOTE 20 – Retirement Plans

Effective February 3, 2004, the Company established a 401(k) plan which covers substantially all non-union U.S. employees. The Company did not make any contributions to the plan during the years ended January 3, 2016 and December 28, 2014.

The U.K. wage employees are covered by a statutory mandated defined contribution plan which initially provides that the Company will contribute 1% of the employee’s compensation when the employee contributes 1%. The statutory plan increases the Company’s percentage to 2% when the employee contributes 2% in 2017 and to 3% when the employee contributes 5% in 2018. The employees can opt out of the pension scheme which allows the Company to discontinue its contribution.

The UK salaried employees are covered by a separate plan which meets the statutory minimum requirements and provides that the Company will contribute a percentage of the employee’s compensation based on the percentage contributed to the plan by the employee. The schedule of contribution is as follows:

Employee	Company

2%	6%
3%	7%
4%	7-½%
5%	8%

The Company made contributions of $339,419 and $316,150 to the U.K. plans for the years ended January 3, 2016 and December 28, 2014, respectively.

NOTE 21 – Concentrations

Labor Union

The Company relies on P.A.C.E. International Union Local No. 7-1207 for its U.S. manufacturing employees. The current pending union contract expires on March 12, 2023. The contract will continue from year-to-year thereafter, unless notice terminating the agreement is given by either party sixty days prior to March 12th in any year after March 12, 2023. Most of the employees at the U.K. facility are represented by UNITE. The collective bargaining agreement with UNITE does not specify a termination date.

Major Customers

Sales to eight automotive industry suppliers accounted for 43% and 42% of total Company sales during the years ended January 3, 2016 and December 28, 2014, respectively. Accounts receivables from these customers totaled 58% and 56% of total receivables as of January 3, 2016 and December 28, 2014, respectively.

Major Suppliers

The Company purchases a significant quantity of its raw materials from certain major suppliers. Management believes this concentration does not pose a significant risk to the Company’s operations as other suppliers are readily available.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2016 and December 28, 2014

NOTE 22 – Related Party Transactions

Prior to its acquisition, Uniroyal had entered into an agreement with a company owned by the Company’s majority shareholder whereby the company provided management and administrative services to Uniroyal. Under the terms of the agreement, the company was paid management and administrative fees equal to 2% of the Uniroyal’s annual sales payable monthly based on its sales for the immediately preceding calendar month. The fees provided or arranged for the provision of ordinary course legal, financial, information systems, treasury, human resources, risk management, environmental and other support systems necessary for the administrative support of Uniroyal. The company was also entitled to annual reimbursement of up to $100,000 of costs and expenses incurred while providing management and administrative services to the Company.

Uniroyal incurred fees and expenses of $921,210 related to this agreement for the year ended December 28, 2014. The agreement was terminated as part of the acquisition.

During 2013, the Company entered into a lease arrangement and obtained a lease financing obligation with a related party lessor entity (see Note 11).

Related party payable in the amount of $20,260 at December 28, 2014 was owed to the Company’s CEO. The amount was paid in February 2015.

Related party receivable of $23,298 and $74,931 at January 3, 2016 and December 28, 2014, respectively, were short-term advances to employees that were repaid after January 3, 2016 and December 28, 2014, respectively.

NOTE 23 – Employment Agreements

The Company has employment agreements with three management employees as of January 3, 2016. The initial term of the employment agreements is three years. The term can be renewed or extended as provided for in the employment agreements. The agreements include various benefits to be provided to the employees including salary, bonus, life insurance and severance benefits.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 3, 2016 and concluded that our disclosure controls and procedures were effective as of January 3, 2016.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 3, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework published in 1992. Based on this assessment, and on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of January 3, 2016.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended January 3, 2016, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Diretors and Executive Officers of the Company

Information required by this Item concerning the Company’s directors and all persons nominated for election as directors at the Company’s Annual Meeting of Stockholders to be held on June 8, 2016 (the “2016 Annual Meeting”) will be included in the section of the Company’s Definitive Proxy Statement in connection with our 2016 Annual Meeting (the “2016 Proxy Statement”) , which will be filed with the SEC within 120 days after our fiscal year end of January 3, 2016, entitled “Election of Directors” and is incorporated herein by reference. Information required by this Item concerning the Company’s executive officers will be set forth in the section of our 2016 Proxy Statement entitled “Executive Officers of the Company” and is incorporated herein by reference.

Corporate Governance

Information required by this Item concerning the Audit Committee and the Audit Committee’s financial expert will be included in the section of our 2016 Proxy Statement entitled “Audit Committee” and is incorporated herein by reference.

Section 16(a) Compliance

Information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be included in the section of our 2016 Proxy Statement entitled “Compliance with Section 16(a) of the Exchange Act” and is incorporated herein by reference.

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

Information required by this Item will be included in the sections of our 2016 Proxy Statement entitled “Directors’ Compensation for Fiscal Year 2015,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Report” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management will be included in the section of our 2016 Proxy Statement entitled “Share Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item concerning certain relationships and related transactions and director independence will be included in the section of our 2016 Proxy Statement entitled “Governance of the Company –Related Person Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Annual fees billed for the audit and interim review services aggregated approximately $180,000 for 2015 and $160,000 for 2014. Annual fees billed for tax-related services aggregated approximately $20,000 for 2015 and $40,000 for 2014. In addition, fees billed for other services aggregated approximately $52,000 for 2015 and $66,000 for 2014.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services, provided by Frazier & Deeter in 2014 and 2015. Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or his designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit No.	Description

2.1	Agreement of Merger and Plan of Reorganization dated 2/25/02 by and among SmartGate Inc., SmartGate/RadioMetrix Acquisition Corp. and Radio Metrix Inc., Letter of Clarification, and Amendment dated as of April 24, 2003 (Incorporated by reference to Form 10-KSB filed on June 23, 2003.)
3.1	Amended and Restated Articles of Incorporation of Invisa, Inc. (Incorporated by reference to Form 8-K filed on January 14, 2011.)
3.2	Amended and Restated Articles of Incorporation of Uniroyal Global Engineered Products, Inc. (Incorporated by reference to Form 8-K filed on July 16, 2015)
3.3	Amended and Restated Bylaws of Invisa, Inc. (Incorporated by reference to Form 10-K filed on March 30, 2015.)
4.1	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock dated August 16, 2004 (Incorporated by reference to Form 10-QSB filed on August 23, 2004.)
4.2	Amended and Restated Certificate of Designations of Preferences and Rights of Series B of Convertible Preferred Stock of Invisa, Inc. dated January 11, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
4.3	Certificate of Designations of Preferences and Rights of Series C Convertible Stock dated December 22, 2008 (Incorporated by reference to Form 8-K filed on January 13, 2009.)
4.4	Second Amended and Restated Certificate of Designations and Preferences and Rights of Series A Convertible Preferred Stock dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
4.5	Second Amended and Restated Certificate of Designations and Preferences and Rights of Series B Convertible Preferred Stock dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
4.6	Amended and Restated Certificate of Designations and Preferences and Rights of Series C Convertible Preferred Stock dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
4.7	Third Amended and Restated Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock (Incorporated by reference to w Form 8-K filed on May 5, 2014.)
4.8	Third Amended and Restated Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock (Incorporated by reference to w Form 8-K filed on May 5, 2014.)
4.9	Second Amended and Restated Certificate of Designations of Preferences and Rights of Series C Convertible Preferred Stock (Incorporated by reference to w Form 8-K filed on May 5, 2014.)
4.10	Uniroyal Global Engineered Products, Inc. 2015 Stock Option Plan (Amended and Restated effective July 30, 2015) (Incorporated by reference to Form 10-Q filed on August 5, 2015)
10.1	SDR Metro Inc. letter extension agreement (Incorporated by reference to Form 10-KSB filed on April 14, 2004.)
10.2	SDR Metro Inc. confirmation letter agreement (Incorporated by reference to Form 10-KSB filed on April 14, 2004.)
10.3	Subscription Agreement for issuance of 22,000 shares of Series A Convertible Preferred Stock and Common Stock Warrants (Incorporated by reference to Form 10-QSB filed on August 23, 2004.)
10.4	Registration Rights Agreement (Incorporated by reference to Form 10-QSB filed on August 23, 2004.)
10.5	Opinion of counsel regarding legality of Common Stock (Incorporated by reference to Form S-8 filed on August 14, 2006.)
10.6	UCC Financing Statements (Incorporated by reference to Form 8-K/A filed on October 18, 2006.)
10.7	Schedule of Advances: Permitted Payments (Incorporated by reference to Form 8-K/A filed on October 18, 2006.)
10.8	Forbearance and Modification agreement dated July 27, 2007 (Incorporated by reference to Form 10-QSB filed on November 14, 2007.)
10.9	Senior Secured Promissory Note dated November 9, 2007 (Incorporated by reference to Form 10-QSB filed on November 14, 2007.)
10.10	Senior Secured Promissory Note dated February 28,2007 (Incorporated by reference to Form 8-K filed on March 12, 2007.)

Exhibit No.	Description

10.11	General Security Agreement dated February 28, 2007 (Incorporated by reference to Form 8-K filed on March 12, 2007.)
10.12	Agreement dated February 28, 2007 with creditors agreeing to delivery of Senior Secured Promissory Note (Incorporated by reference to Form 8-K filed on March 12, 2007.)
10.13	Forbearance and Modification Agreement (Incorporated by reference to Form 10-QSB filed on November 14, 2007.)
10.14	Audit Committee Charter (Incorporated by reference to Form 10-KSB filed on April 14, 2008.)
10.15	Senior Secured Promissory Note date March 28, 2008 (Incorporated by reference to Form 10-KSB filed on April 14, 2008.)
10.16	Forbearance and Modification Agreement dated March 28, 2008 (Incorporated by reference to Form 10-KSB filed on April 14, 2008.)
10.17	Extension of Promissory Note dated April 11, 2008 (Incorporated by reference to Form 10-KSB filed on April 14, 2008.)
10.18	Senior Secured Promissory Note dated July 1, 2008 (Incorporated by reference to Form 8-K filed on July 30, 2008.)
10.19	Forbearance and Modification Agreement dated June 1, 2008 (Incorporated by reference to Form 8-K filed on July 30, 2008.)
10.20	Note and Share Exchange Agreement dated July 31, 2008 (Incorporated by reference to Form 8-K filed on January 13, 2009.)
10.21	Senior Secured Promissory Note dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.).
10.22	Senior Secured Promissory Note (Line of Credit) dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.23	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.24	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.25	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.26	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.27	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.28	Terms of Exchange dated January 11, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.29	Letter Term Sheet and Consent Documents dated January 11, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.30	Share Exchange Agreement dated January 11, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.31	Debt Conversion Agreement dated November 4, 2010 (Incorporated by reference to Form 10-Q filed on November 5, 2010.)
10.32	Maturity Extension Agreement dated November 4, 2010 (Incorporated by reference to Form 10-Q filed on November 5, 2010.)
10.33	Note Extension Agreement (note 4) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.34	Note Extension Agreement (note 5) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.35	Note Extension Agreement (note 6) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.36	Note Extension Agreement (note 7) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.37	Senior Secured Promissory Note (note 8) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)

10.38	Senior Secured Line of Credit Promissory Note (note 9) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.39	Senior Secured Promissory Note (note 10 ) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)

Exhibit No.	Description

10.40	Note Extension Agreement (note 4) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.41	Note Extension Agreement (note 5) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.42	Note Extension Agreement (note 6) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.43	Note Extension Agreement (note 7) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.44	Note Extension Agreement (note 9) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.45	Note Extension Agreement (note 8) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.46	Agreement dated March 7, 2014 to extend maturity date of Senior Secured Notes (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.47	Agreement to Extend Line of Credit dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.48	Note Extension Agreement (Note 4) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.49	Note Extension Agreement (Note 5) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.50	Note Extension Agreement (Note 6) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.51	Note Extension Agreement (Note 7) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.52	Note Extension Agreement (Note 8) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.53	Note Extension Agreement (Note 10) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.54	Note Extension Agreement (Note 11) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.55	Share Contribution Agreement, dated November 10, 2014, by and between Invisa, Inc. and Howard R. Curd (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.56	Asset Contribution Agreement, dated November 10, 2014, between Invisa, Inc. and UEP Holdings, LLC (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.57	Contribution Agreement, dated November 10, 2014, by and among Invisa, Inc., a Nevada corporation, UEP Holdings, LLC, a Delaware limited liability company, Howard R. Curd, Howard F. Curd, George Sanchez, Mark Kunz and Ted Torres (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.58	Certificate of Formation of UEP Holdings, LLC, dated November 10, 2014 (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.59	Limited Liability Company Agreement for UEP Holdings, LLC, dated November 10, 2014(Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.60	Amended and Restated Limited Liability Company Agreement, dated November 10, 2014, among UEP Holdings, LLC, Invisa, Inc., Howard R. Curd, Howard F. Curd, George Sanchez, Mark Kunz and Ted Torres (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.61	Guaranty in favor of Lloyds Bank Commercial Finance Limited (Incorporated by reference to Form 8-K filed on January 20, 2015.)
10.62	Agreement dated December 31, 2014 with Centurian Investors, Inc. to consolidate loan (Incorporated by reference to Form 10-K filed on March 30,2015)
10.63	Senior Secured Promissory Note dated December 31,2014 (Incorporated by reference to Form 10-K filed on March 30,2015)
10.64	Amendment to General Security Agreement dated December 31,2014 (Incorporated by reference to Form 10-K filed on March 30,2015)

Exhibit No.	Description

14	Uniroyal Global Engineered Products, Inc. Code of Business Conduct and Ethics (Incorporated by reference to Form 8-K filed July 1, 2015)
21.1 *	Subsidiaries of the Company
31.1 *	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350.
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350.
101.INS *	XBRL Instance Document **
101.SCH *	XBRL Taxonomy Extension Schema Document **
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document **

_____________

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Financial Statement Schedules

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Dated: March 24, 2016	By:	/s/ Howard R. Curd
Howard R. Curd
Chief Executive Officer

Dated: March 24, 2016	By:	/s/ Edmund C. King
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

Dated: March 24, 2016	/s/ Howard R. Curd
Howard R. Curd, Chief Executive Officer, Co-Chairman

Dated: March 24, 2016	/s/ Edmund C. King
Edmund C. King, Chief Financial Officer, Director, Co-Chairman

Dated: March 24, 2016	/s/ John E. Scates
John E. Scates, Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement of Merger and Plan of Reorganization dated 2/25/02 by and among SmartGate Inc., SmartGate/RadioMetrix Acquisition Corp. and Radio Metrix Inc., Letter of Clarification, and Amendment dated as of April 24, 2003 (Incorporated by reference to Form 10-KSB filed on June 23, 2003.)
3.1	Amended and Restated Articles of Incorporation of Invisa, Inc. (Incorporated by reference to Form 8-K filed on January 14, 2011.)
3.2	Amended and Restated Articles of Incorporation of Uniroyal Global Engineered Products, Inc. (Incorporated by reference to Form 8-K filed on July 16, 2015)
3.3	Amended and Restated Bylaws of Invisa, Inc. (Incorporated by reference to Form 10-K filed on March 30, 2015.)
4.1	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock dated August 16, 2004 (Incorporated by reference to Form 10-QSB filed on August 23, 2004.)
4.2	Amended and Restated Certificate of Designations of Preferences and Rights of Series B of Convertible Preferred Stock of Invisa, Inc. dated January 11, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
4.3	Certificate of Designations of Preferences and Rights of Series C Convertible Stock dated December 22, 2008 (Incorporated by reference to Form 8-K filed on January 13, 2009.)
4.4	Second Amended and Restated Certificate of Designations and Preferences and Rights of Series A Convertible Preferred Stock dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
4.5	Second Amended and Restated Certificate of Designations and Preferences and Rights of Series B Convertible Preferred Stock dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
4.6	Amended and Restated Certificate of Designations and Preferences and Rights of Series C Convertible Preferred Stock dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
4.7	Third Amended and Restated Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock (Incorporated by reference to w Form 8-K filed on May 5, 2014.)
4.8	Third Amended and Restated Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock (Incorporated by reference to w Form 8-K filed on May 5, 2014.)
4.9	Second Amended and Restated Certificate of Designations of Preferences and Rights of Series C Convertible Preferred Stock (Incorporated by reference to w Form 8-K filed on May 5, 2014.)
4.10	Uniroyal Global Engineered Products, Inc. 2015 Stock Option Plan (Amended and Restated effective July 30, 2015) (Incorporated by reference to Form 10-Q filed on August 5, 2015)
10.1	SDR Metro Inc. letter extension agreement (Incorporated by reference to Form 10-KSB filed on April 14, 2004.)
10.2	SDR Metro Inc. confirmation letter agreement (Incorporated by reference to Form 10-KSB filed on April 14, 2004.)
10.3	Subscription Agreement for issuance of 22,000 shares of Series A Convertible Preferred Stock and Common Stock Warrants (Incorporated by reference to Form 10-QSB filed on August 23, 2004.)
10.4	Registration Rights Agreement (Incorporated by reference to Form 10-QSB filed on August 23, 2004.)
10.5	Opinion of counsel regarding legality of Common Stock (Incorporated by reference to Form S-8 filed on August 14, 2006.)
10.6	UCC Financing Statements (Incorporated by reference to Form 8-K/A filed on October 18, 2006.)
10.7	Schedule of Advances: Permitted Payments (Incorporated by reference to Form 8-K/A filed on October 18, 2006.)
10.8	Forbearance and Modification agreement dated July 27, 2007 (Incorporated by reference to Form 10-QSB filed on November 14, 2007.)
10.9	Senior Secured Promissory Note dated November 9, 2007 (Incorporated by reference to Form 10-QSB filed on November 14, 2007.)
10.10	Senior Secured Promissory Note dated February 28,2007 (Incorporated by reference to Form 8-K filed on March 12, 2007.)

Exhibit No.	Description

10.11	General Security Agreement dated February 28, 2007 (Incorporated by reference to Form 8-K filed on March 12, 2007.)
10.12	Agreement dated February 28, 2007 with creditors agreeing to delivery of Senior Secured Promissory Note (Incorporated by reference to Form 8-K filed on March 12, 2007.)
10.13	Forbearance and Modification Agreement (Incorporated by reference to Form 10-QSB filed on November 14, 2007.)
10.14	Audit Committee Charter (Incorporated by reference to Form 10-KSB filed on April 14, 2008.)
10.15	Senior Secured Promissory Note date March 28, 2008 (Incorporated by reference to Form 10-KSB filed on April 14, 2008.)
10.16	Forbearance and Modification Agreement dated March 28, 2008 (Incorporated by reference to Form 10-KSB filed on April 14, 2008.)
10.17	Extension of Promissory Note dated April 11, 2008 (Incorporated by reference to Form 10-KSB filed on April 14, 2008.)
10.18	Senior Secured Promissory Note dated July 1, 2008 (Incorporated by reference to Form 8-K filed on July 30, 2008.)
10.19	Forbearance and Modification Agreement dated June 1, 2008 (Incorporated by reference to Form 8-K filed on July 30, 2008.)
10.20	Note and Share Exchange Agreement dated July 31, 2008 (Incorporated by reference to Form 8-K filed on January 13, 2009.)
10.21	Senior Secured Promissory Note dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.).
10.22	Senior Secured Promissory Note (Line of Credit) dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.23	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.24	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.25	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.26	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.27	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.28	Terms of Exchange dated January 11, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.29	Letter Term Sheet and Consent Documents dated January 11, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.30	Share Exchange Agreement dated January 11, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.31	Debt Conversion Agreement dated November 4, 2010 (Incorporated by reference to Form 10-Q filed on November 5, 2010.)
10.32	Maturity Extension Agreement dated November 4, 2010 (Incorporated by reference to Form 10-Q filed on November 5, 2010.)
10.33	Note Extension Agreement (note 4) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.34	Note Extension Agreement (note 5) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.35	Note Extension Agreement (note 6) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.36	Note Extension Agreement (note 7) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.37	Senior Secured Promissory Note (note 8) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.38	Senior Secured Line of Credit Promissory Note (note 9) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.39	Senior Secured Promissory Note (note 10 ) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)

Exhibit No.	Description

10.40	Note Extension Agreement (note 4) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.41	Note Extension Agreement (note 5) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.42	Note Extension Agreement (note 6) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.43	Note Extension Agreement (note 7) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.44	Note Extension Agreement (note 9) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.45	Note Extension Agreement (note 8) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.46	Agreement dated March 7, 2014 to extend maturity date of Senior Secured Notes (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.47	Agreement to Extend Line of Credit dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.48	Note Extension Agreement (Note 4) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.49	Note Extension Agreement (Note 5) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.50	Note Extension Agreement (Note 6) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.51	Note Extension Agreement (Note 7) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.52	Note Extension Agreement (Note 8) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.53	Note Extension Agreement (Note 10) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.54	Note Extension Agreement (Note 11) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.55	Share Contribution Agreement, dated November 10, 2014, by and between Invisa, Inc. and Howard R. Curd (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.56	Asset Contribution Agreement, dated November 10, 2014, between Invisa, Inc. and UEP Holdings, LLC (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.57	Contribution Agreement, dated November 10, 2014, by and among Invisa, Inc., a Nevada corporation, UEP Holdings, LLC, a Delaware limited liability company, Howard R. Curd, Howard F. Curd, George Sanchez, Mark Kunz and Ted Torres (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.58	Certificate of Formation of UEP Holdings, LLC, dated November 10, 2014 (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.59	Limited Liability Company Agreement for UEP Holdings, LLC, dated November 10, 2014(Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.60	Amended and Restated Limited Liability Company Agreement, dated November 10, 2014, among UEP Holdings, LLC, Invisa, Inc., Howard R. Curd, Howard F. Curd, George Sanchez, Mark Kunz and Ted Torres (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.61	Guaranty in favor of Lloyds Bank Commercial Finance Limited (Incorporated by reference to Form 8-K filed on January 20, 2015.)
10.62	Agreement dated December 31, 2014 with Centurian Investors, Inc. to consolidate loan (Incorporated by reference to Form 10-K filed on March 30,2015)
10.63	Senior Secured Promissory Note dated December 31,2014 (Incorporated by reference to Form 10-K filed on March 30,2015)
10.64	Amendment to General Security Agreement dated December 31,2014 (Incorporated by reference to Form 10-K filed on March 30,2015)

Exhibit No.	Description

14	Uniroyal Global Engineered Products, Inc. Code of Business Conduct and Ethics (Incorporated by reference to Form 8-K filed July 1, 2015)
21.1 *	Subsidiaries of the Company
31.1 *	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350.
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350.
101.INS *	XBRL Instance Document **
101.SCH *	XBRL Taxonomy Extension Schema Document **
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document **

_____________

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

