Form 10-K/A
period 2016-01-03
UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.
filed 2016-04-29
CIK 1172706

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

Documents incorporated by reference:  None.

2

EXPLANATORY NOTE

On March 24, 2016, Uniroyal Global Engineered Products, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended January 3, 2016 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) amends Part III, Items 10 through 13 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instructions G(3) to Form 10-K. The Company is filing this Form 10-K/A because it will not file its definitive proxy statement within 120 days after the end of its fiscal year ended January 3, 2016.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the Company’s Chief Executive Officer and Chief Financial Officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

Except as described above, this Form 10-K/A does not modify or update disclosures in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company

Name	Age	Position	Director Since

Howard R. Curd	77	Co-Chairman of the Board, Director and Chief Executive Officer	2015

Edmund C. King	81	Co-Chairman of the Board, Director and Chief Financial Officer	2000

John E. Scates	58	Director	2002

HOWARD R. CURD has served as our Co-Chairman and Chief Executive Officer since April 29, 2015. Mr. Curd is Chairman and Chief Executive Officer of UEP and is a director of EPAL and EPAL’s subsidiaries. Mr. Curd has been the Chief Executive Officer and Chairman of UEP since 2003. Mr. Curd served as the Chairman and Chief Executive Officer of Uniroyal Technology Corporation from September 21, 1992 to 2003. He has a long history of banking and general business experience. He has been a Director of FCB Financial Holdings, Inc. since October 1, 2010 and Florida Community Bank since September 1, 2010. He served as a Director of A. Schulman, Inc. from 2006 to December 12, 2014. He served as a Director of KeySpan Corporation and its predecessors, and Emcore Corporation. He served as a Director of Uniroyal Technology Corporation from 1992 until 2003. Mr. Curd served as a Trustee of Brothers Gourmet Coffee, Inc. from 2002 to 2006 and DeGeorgio from 2000 to 2003. Mr. Curd was nominated to serve on our Board of Directors because of his extensive experience in managing and expanding businesses.

EDMUND C. KING has served as our Chief Financial Officer and Director since February 9, 2000 and as Co-Chairman of the Board since April 29, 2015. Mr. King also served as our Chairman and Chief Executive Officer from 2007 until April 2015. Until October 1, 1991, Mr. King was a partner in Ernst & Young, an international accounting and consulting firm. Commencing in 1999, Mr. King became a financial consultant to SmartGate, L.C., which we acquired in February 2000. Since January 1992, Mr. King has been a general partner of Trouver, an investment and financial consulting partnership. Mr. King was also a member of the Board of Directors of LTC Properties, Inc., an NYSE listed real estate investment trust, until June 2015. Mr. King is a graduate of Brigham Young University, having served on the National Advisory Council of that school’s Marriott School of Management, and has completed a Harvard University management course sponsored by Ernst & Young. Mr. King also has served as Chairman of the HFMA’s Long-Term Care Committee (Los Angeles Chapter). Mr. King was nominated to serve on our Board of Directors because of his extensive experience in accounting and financial assistance to various industries.

JOHN E. SCATES, a garage door industry engineer and consultant, was appointed to the Company’s Board of Directors on June 27, 2002. From June 1997 to the present, Mr. Scates has been President and Owner of Scates, Inc., a product design and failure analysis consultancy in Carrollton, Texas. Mr. Scates earned a BS Degree in Mechanical Engineering, Summa Cum Laude, from Texas A & M University in 1979. Mr. Scates is licensed as a Professional Engineer in Texas, Florida, North Carolina and South Carolina. Mr. Scates was nominated to serve on our Board of Directors at a time when we were seeking to expand our product offerings. He is knowledgeable of the powered gate industry and brings experience in research and manufacturing.

Executive Officers and Significant Employees

The Company has two executive officers, Howard R. Curd and Edmund C. King; information regarding Messrs. Curd and King is included under “Directors and Executive Officers of the Company,” above. At January 3, 2016, we had no full time employees. Our Chief Financial Officer, who also served as our Chief Executive Officer prior to April 29, 2015, is employed on a part-time consulting basis. We have supported operations by using consultants and contract piece workers as required. Significant employees of our subsidiary UEP include Howard R. Curd, Chairman, Chief Executive Officer and Manager; Howard F. Curd, President and Manager; and George L. Sanchez, Executive Vice President of Global Operations.

Howard R. Curd, Howard F. Curd and George Sanchez are also directors of our UK operating subsidiaries. Stewart Quinn is Director of Operations and Finance of our subsidiary, Wardle Storeys (Earby) Limited and is also a director of our UK operating subsidiaries.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes of ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and beneficial owners of more than ten percent of the Common Stock are required by SEC regulations to furnish the Company with copies of all reports that they file with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on a review of the copies of such forms furnished to the Company, the Company believes that with respect to fiscal 2015 its officers, directors and beneficial owners of more than ten percent of the Common Stock filed late reports on Form 5 in January and February 2016.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics and Compliance Program which is applicable the Company and to all of our directors and officers, including our principal executive officer and our principal financial officer.

A copy of the Company’s Code of Ethics is available on the Company’s website at www.uniroyalglobal.com and may be obtained free of charge by making the request to the Company in writing.

Compensation Committee Interlocks and Insider Participation

Not applicable.

Corporate Governance

Audit Committee. The Audit Committee recommends to the Board the selection of independent accountants to audit the annual financial statements of the Company, reviews the annual financial statements and meets with the Company’s Chief Financial Officer and independent accountants to review the scope and results of the audit of the financial statements and other matters regarding the Company’s accounting, financial reporting and internal control systems. During fiscal 2015 the Audit Committee met once in 2015. Gregory J. Newell was Chairman of the Audit Committee until June 25, 2015. The sole remaining member of the committee is Mr. John E. Scates. The Audit Committee consists of independent directors. A copy of the Audit Committee Charter (as amended) is available on the Company’s website at www.uniroyalglobal.com.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

Overview

This Compensation Discussion and Analysis is intended to describe the material factors underlying the compensation policies and decisions of the Company with regard to compensation paid to our executive officers in fiscal 2014 and 2015. The Compensation Committee oversees the Company’s executive compensation and recommends to the Board of Directors compensation for the named executive officers. The Compensation Committee receives input and recommendations when requested from our executive officers.

Howard R. Curd, our CEO, and Howard F. Curd, the President, and George L. Sanchez, the Executive Vice President of Uniroyal Engineered Products, LLC (“UEP”), do not have written employment agreements with the Company but do have a written employment agreements with UEP. Those agreements are described below.

Mr. Edmund King, our CFO, does not have a written employment agreement and works on a part-time basis for the Company. Mr. King received no salary or other cash compensation from the Company during fiscal 2014; however, the Company charged $36,000 to operations for the value of his services in that year. The Company paid $5,000 to a company controlled by Mr. King as a consulting fee during fiscal 2015.

Our compensation philosophy for our executive officers has been shaped by our previous history of lack of long-term financing and severe shortage of operating capital. Accordingly, our compensation decisions and particularly our approach to allocating compensation between cash and non-cash elements of the compensation package reflect our goal to preserve cash whenever possible. In making our compensation decisions, we strive to be aware of the level of compensation which is paid to executive officers of various companies that we consider to be comparable to us in size. Our goal is for the compensation paid to our named executive officers to be at or below the fiftieth percentile of the companies that we have identified as being comparable companies but for our named executive officers of our operating subsidiaries to be at the upper quartiles of comparable companies in the industries in which our operating subsidiaries compete.

For our operating subsidiaries, our executive compensation program contains three components, which are intended to reflect the Company’s compensation philosophy.

Base Salary. Base salary and adjustments to base salary are set by employment agreements with Messrs. Howard R. Curd, Howard F. Curd and George Sanchez. The base salaries for executive officers are targeted at the upper quartiles of the competitive market. For this purpose, the Compensation Committee will review and consider the salary ranges of executive officers in comparable positions at companies comparable to the Company in various industries. The Compensation Committee’s practice will review the base salary of each executive officer annually, at which time the executive officer’s base salary may be increased beyond the contractually mandated incremental increases based upon the executive officer’s individual performance and contributions to the Company.

Annual Bonus. The executive officers of the Company’s operating subsidiaries, as well as a number of other key employees of the Company’s operating subsidiaries, are eligible for an annual cash bonus pursuant to the Company’s Management Incentive Plan (the “MIP”). Target annual bonus amounts for the executive officers will be established early in the fiscal year by the Compensation Committee. For this purpose, the Compensation Committee will review and consider bonus amounts awarded to officers of companies in comparable positions in various industries comparable in size to the Company and also considers Company performance and the achievement of each executive officer in his area of responsibility and the resulting contribution to overall corporate performance. Under the MIP the Compensation Committee has discretion to adjust an individual’s actual bonus payment from the amount that would otherwise be payable under the formula, subject to approval by the full Board of Directors.

Long-Term Incentives. The executive officers of the Company and other current members of management and other key employees have been granted and currently hold stock options pursuant to the Company’s 2015 Stock Option Plan. The Company’s stock option plan is intended to provide opportunities for stock ownership by management and other key employees, which will increase their proprietary interest in the Company and, consequently, their identification with the interests of the stockholders of the Company. Stock options granted under the 2015 Stock Option Plan have exercise prices equal to the fair market value of the Company’s Common Stock on the dates of grant. The stock options have a ten- year term and will vest annually over three years.

Option Grants. No Options were granted in fiscal year 2014. Options were granted in fiscal year 2015.

Perquisites. Consistent with our philosophy to preserve cash, we have sought to limit perquisites. Perquisites paid to our named executive officers are discussed as footnotes to the following Summary Compensation Table. Our current policy for paying medical and dental insurance is not to pay insurance premiums. Our policy is not to pay for life insurance, long-term and short-term disability insurances and accidental death and dismemberment insurance. Our policy with regard to unused vacation for our executive group is to pay at the base salary rate for vacation not used during the calendar year of termination. Our operating subsidiaries do provide perquisites to their executive officers.

Change in Control Severance Policy. None.

SUMMARY COMPENSATION TABLE

EXECUTIVE COMPENSATION

FOR THE TWO YEARS ENDED JANUARY 3, 2016

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Other Compensation ($)	Total ($)

Howard R. Curd	2015	475,040	56,000	—	83,000	—	—	21,000	635,040
Co-Chairman & CEO	2014	348,163	70,000	—	—	—	—	21,000	439,163

Howard F. Curd	2015	290,024	40,000	—	62,250	—	—	16,800	388,324
President of UEP	2014	263,333	50,000	—	—	—	—	23,467	336,800

George L. Sanchez	2015	275,023	40,000	—	41,500	—	—	16,800	352,273
Executive	2014	283,333	50,000	—	—	—	—	25,967	359,300
Vice President
of UEP

Employment Agreements with Executives

We have no written employment agreements with our Uniroyal Global Engineered Products executives.

Howard R. Curd, Chairman of the Board and Chief Executive officer of UEP, is employed pursuant to an employment agreement with UEP, which was amended and restated as of July 1, 2014. The agreement provides for a base salary of $475,000 per year. Mr. Curd’s base salary is subject to adjustment annually during the term of the agreement based on changes in the U.S. Consumer Price Index for All Urban Consumers, U.S. City Average (the “CPI”). Mr. Curd is also entitled to receive a bonus of up to 75% of his base salary pursuant to UEP’s bonus or incentive plan at the end of each fiscal year. Mr. Curd’s employment agreement provides for a three-and-a-half-year base term subject to automatic one-year extensions in December 2015 and each December thereafter unless such agreement is terminated by either party. In addition, Mr. Curd is entitled to receive the base salary that he would have received for the balance of the term of the agreement plus an amount equal to two years’ salary as severance upon termination of his employment by UEP. The agreement also provides for the Company to provide for bonuses, profit sharing, employee benefits, executive split dollar life insurance and other benefit plans and programs accorded to other executive officers of UEP, as determined by the Board of Managers of UEP. UEP is also obligated to provide life insurance for the benefit of Mr. Curd and his heirs in amounts commensurate with amounts provided by companies similarly situated for their executive officers. Mr. Curd became Co-Chairman and Chief Executive Officer of Uniroyal Global Engineered Products, Inc. effective April 29, 2015.

Howard F. Curd, President of UEP, is employed pursuant to an employment agreement with UEP, which was amended and restated as of July 1, 2014. The agreement provides for a base salary of $290,000 per year. Mr. Curd’s base salary is subject to adjustment annually during the term of the agreement based on changes in the U.S. Consumer Price Index for All Urban Consumers, U.S. City Average (the “CPI”). Mr. Curd is also entitled to receive a bonus of up to 60% of his base salary pursuant to UEP’s bonus or incentive plan at the end of each fiscal year. Mr. Curd’s employment agreement provides for a three-and-a-half-year base term subject to automatic one-year extensions in December 2015 and each December thereafter unless such agreement is terminated by either party. In addition, Mr. Curd is entitled to receive the base salary that he would have received for the balance of the term of the agreement plus an amount equal to two years’ salary as severance upon termination of his employment by UEP. The agreement also provides for the Company to provide for bonuses, profit sharing, employee benefits, executive split dollar life insurance and other benefit plans and programs accorded to other executive officers of UEP, as determined by the Board of Managers of UEP. UEP is also obligated to provide life insurance for the benefit of Mr. Curd and his heirs in amounts commensurate with amounts provided by companies similarly situated for their executive officers.

George L. Sanchez, Executive Vice President of UEP, is employed pursuant to an employment agreement with UEP, which was amended and restated as of July 1, 2014. The agreement provides for a base salary of $275,000 per year. Mr. Sanchez’s base salary is subject to adjustment annually during the term of the agreement based on changes in the U.S. Consumer Price Index for All Urban Consumers, U.S. City Average (the “CPI”). Mr. Sanchez is also entitled to receive a bonus of up to 60% of his base salary pursuant to UEP’s bonus or incentive plan at the end of each fiscal year. Mr. Sanchez’s employment agreement provides for a three-and-a-half-year base term subject to automatic one-year extensions in December 2015 and each December thereafter unless such agreement is terminated by either party. In addition, Mr. Sanchez is entitled to receive the base salary that he would have received for the balance of the term of the agreement plus an amount equal to two years’ salary as severance upon termination of his employment by UEP. The agreement also provides for the Company to provide for bonuses, profit sharing, employee benefits, executive split dollar life insurance and other benefit plans and programs accorded to other executive officers of UEP, as determined by the Board of Managers of UEP. UEP is also obligated to provide life insurance for the benefit of Mr. Sanchez and his heirs in amounts commensurate with amounts provided by companies similarly situated for their executive officers.

		All Other	Grant Date
		Awards: Number	Fair Value of
		of Shares of	Stock and Option
Name	Grant Date	Stock or Units (#)	Awards ($)

Howard R. Curd	July 30, 2015	100,000	83,000
Howard F. Curd	July 30, 2015	75,000	62,250
George L. Sanchez	July 30, 2015	50,000	41,500

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
	Number of	Number of			Number of	Market Value
	Securities	Securities			Shares or	of Shares or
	Underlying	Underlying			Units of	Units of
	Unexercised	Unexercised	Option	Option	Stock That	Stock That
	Options (#)	Options (#)	Exercise	Expiration	Have Not	Have Not
Name	Exercisable	Unexercisable	Price	Date	Vested (#)	Vested ($)

Howard R. Curd	—	100,000	$2.37	July 30, 2025	100,000	320,000
Howard F. Curd	—	75,000	$2.37	July 30, 2025	75,000	240,000
George L. Sanchez	—	50,000	$2.37	July 30, 2025	50,000	160,000

Option Exercises and Stock Vested

None.

Equity Incentive Plans

All of the Plans reported in last year’s Proxy Statement have expired in accordance with their terms.

The 2015 Stock Option Plan (the “2015 Plan”) was approved by the Board of Directors on April 29, 2015 and by the stockholders on June 25, 2015. The purpose of the 2015 Plan is to afford certain key persons who are responsible for the continued growth of the Company an opportunity to acquire a proprietary interest in the Company and thus to create in such persons an increased interest in and a greater concern for the welfare of the Company. The 2015 Plan provides for grants of options during a ten-year period. The maximum number of Shares that may be purchased pursuant to the exercise of options granted under the 2015 Plan in the aggregate is one million (1,000,000) shares of Common Stock, and no individual may receive grants in any single fiscal year that exceed one hundred thousand (100,000) shares in the aggregate. Shares to be acquired under the 2015 Plan may be either authorized but unissued shares, shares of issued stock held in the Company’s treasury or both, at the discretion of the Company. If and to the extent that options granted under 2015 Plan expire, become unexercisable or terminate without having been exercised, the Shares covered by such expired, unexercisable or terminated options may again be subject to an option under the 2015 Plan. The 2015 Plan became effective on its approval by the stockholders and will terminate as to new grants on June 25, 2025.

The exercise price of Shares covered by the options will be the closing price of the Shares on the date of the grant.

The 2015 Plan is administered by a committee of one or more members of the Board of Directors appointed by the Board (the “Committee”). The members of the Committee are Messrs. Curd and King. The Committee has the authority, in its discretion, to determine the persons to whom options shall be granted, the time when such persons shall be granted options, the number of shares of Common Stock that will be subject to each option, the purchase price of each share of Common Stock which shall be subject to each option, the period(s) during which such options shall be exercisable (in whole or in part), and any other terms or provisions of the options. Options may be granted to officers, directors and executive, managerial, professional, technical or administrative employees of, and consultants to, the Company, a subsidiary of the Company or a joint venture of the Company.

Upon the exercise of an option under the 2015 Plan, the Company will cause the purchased Shares to be issued only when it has received the full purchase price for the Shares in cash or, where permitted by applicable law, delivery of Common Stock owned by the holder having a fair market value equal to the cash exercise price, according to procedures approved by the Committee. An option under the 2015 Plan may not be exercisable after the expiration of 10 years from the date the option is granted. The Committee has the right to accelerate in whole or in part, from time to time, conditionally or unconditionally, rights to exercise any option granted under the 2015 Plan. To the extent that an option is not exercised within the period of exercisability, it will expire as to the then unexercised part.

If a grantee is discharged (or the grantee’s services are terminated) for cause, any option granted under the 2015 Plan will, unless otherwise specified by the Committee, forthwith terminate with respect to any unexercised portion thereof. For the purposes of the 2015 Plan, the term “for cause” means (a) with respect to an employee who is a party to a written employment agreement with, or, alternatively, participates in a benefit plan of the Company or a subsidiary of the Company, which agreement or plan contains a definition of “for cause” or “cause” (or words of like import) for purposes of termination of employment thereunder by the Company or such subsidiary corporation of the Company, “for cause” or “cause” as defined therein; or (b) in all other cases, (i) any dishonest act, (ii) any act which adversely reflects upon the integrity of that person or the Company, (iii) failure to implement and carry out policies set by the Board or management, (iv) insubordination and/or continued unauthorized or unexcused absence from duty, (v) any conduct which, in the opinion of the Company’s Board, reflects adversely upon the Company’s image in the community. (vi) engaging in conduct of an harassing or discriminatory nature in violation of the Company’s policies or the law, (vii) failure to perform the duties competently, correctly and completely to the satisfaction of the Board and pursuant to the direction of the Board after notice, participation in a crime, a diversionary program to avoid a criminal proceeding, or a plea of guilty or no contest to, or conviction of a crime, an arrest for a crime involving moral turpitude, (x) bad acts or failures in an optionee’s employment position, which would include participation in dishonest, disloyal or unethical conduct or otherwise performing at a level unacceptable to the Board, (xi) misrepresentation or participation in activities or conduct that may impair the reputation or standing of the Company or may tend to bring upon the Company or the optionee embarrassment, ridicule or disrepute, (xii) a material failure to perform the duties of the optionee’s position which the optionee fails to cure within 30 days after the Company provides the optionee with written notice of such failure and an opportunity to cure any curable failure; upon failing the Company’s criminal background screening or drug testing; (xiv) insubordination, which includes violation of Board or Company policy or Board directive to the optionee, or (xv) ineffectiveness in the optionee’s position.

In general, if a grantee’s employment with the Company is terminated (or the grantee’s services are terminated) for cause, any unexercised options will expire immediately. If the grantee is dismissed for reasons other than cause, the grantee will have three months in which to exercise any remaining vested options under the 2015 Plan. In the event of the grantee’s death before his employment with the Company is terminated, his estate or heir will have a year to exercise his vested options after his death. The Committee may modify these general rules in the specific terms of a grant.

No option granted under the 2015 Plan will be transferable, whether by operation of law or otherwise, other than by will or descent and distribution, and any option granted under the 2015 Plan will be exercisable during the lifetime of the holder only by such holder, unless the Committee in the terms of the grant permits a transfer to an immediate family member or a trust for immediate family members.

The number of Shares subject to the Plan and any option granted under the Plan may be adjusted by the Board of Directors to reflect changes in the capitalization of the Company. In the event of a “change of control” of the Company (acquisition by another entity of more than 50% of the combined voting power of all classes of stock of the Company normally entitled to vote the election of directors, approval by the Board of Directors of the sale of all or substantially all of the property or assets of the Company, or approval by the Board of Directors of the consolidation or merger of the Company with another corporation, the consummation of which will result in more than 50% of the total combined voting power of all classes of stock of the Company being acquired by another entity), then all outstanding options immediately become exercisable, and the exercise period may be extended.

The Board of Directors may, from time to time, amend the 2015 Plan, provided that no amendment shall be made without the approval of the stockholders of the Company, that will (a) increase the total number of Shares reserved for options under the Plan (other than an increase resulting from an adjustment by reason of a change in the capitalization of the Company), (b) reduce the exercise price of any option, (c) modify the provisions of the Plan relating to eligibility, or (d) materially increase the benefits accruing to participants under the Plan. The Option Committee is authorized to amend the 2015 Plan and the options granted thereunder to permit the options granted thereunder to qualify as incentive stock options within the meaning of Section 422 of the Code and the Treasury Regulations promulgated thereunder. The rights and obligations under any option granted before any such amendment may not be adversely affected by amendment of the 2015 Plan or the option without the consent of the holder of such option.

The Board of Directors amended the 2015 Plan on July 30, 2015 to ensure that eligibility for grants of stock options under the 2015 Plan was extended to all employees who contribute to the success of the Company and its subsidiaries, including both those who are employed inside the United States and those who are employed outside the United States; to limit application of provisions of the 2015 Plan that would violate laws or regulations of foreign countries in which the employees of the Company or its subsidiaries might be living at the time of option issuance or exercise; to clarify that an employee will be considered as continuously employed for purposes of option vesting and expiration of the option only until the date that the employee stops active employment; to ensure that employees of the Company’s non-corporate subsidiaries are permitted to participate in the 2015 Plan; to eliminate mandatory 100% vesting on an employee’s reaching age 65, to prevent potential violation of age discrimination laws in non-U.S. countries; and to correct typographical errors.

401(k) Savings Plan

We do not have a 401(k) savings plan. UEP maintains a qualified defined-contribution plan with a 401(k) investment option for our U.S.-based employees. UEP does not make matching contributions to its employees’ 401(k) plan accounts.

Director Compensation

In past years we did not have a formal plan for compensating our directors. In several years we used shares of our common stock as the sole compensation for the directors. During the 2014 fiscal year the directors received no salary and no other cash compensation. No grants of common stock were issued to directors during our 2014 or 2015 fiscal years. The Board set compensation for the non-employee directors, effective August 1, 2015 at $500 per month plus $1,000 for each board or committee meeting attended in person and $500 for each board or committee meeting held telephonically. Effective November 1, 2015, the Company paid Teasdale Corporation, which is controlled by Mr. King, a consulting fee of $2,000 for Mr. King’s services as Chief Financial Officer of the Company.

2015 Director Compensation

Fees Earned
	Or Paid	Stock	All Other
	In Cash	Awards	Compensation	Total
Name	($)	($)	($)	($)

Howard R. Curd	—	—	—	—
Edmund C. King	5,000	—	—	5,000
John E. Scates	1,000	—	—	1,000
Gregory J. Newell	—	—	—	—

On July 30, 2015, the Board made grants under the 2015 Stock Option Plan of 25,000 shares to each of Messrs. King and Scates and 100,000 shares to Mr. Curd.

Compensation Committee Interlocks and Insider Participation

Not applicable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock and Voting Preferred Stock as of April 15, 2016, by (a) each person known to the Company to be the beneficial owner of more than five percent of the Common Stock, (b) all directors and nominees, (c) the Chief Executive Officer and the other two most highly compensated executive officers of the Company’s subsidiaries and (d) all directors and executive officers of the Company as a group. Each share of ordinary Common Stock has one vote and each share of Class B Common Stock has 22 votes on matters that may come before a meeting of the Company’s shareholders.

At April 15, 2016:

Name and Address	Reporting Status		Number of
of Beneficial Owner (1)(2)	Percent of Class (3)	Common Stock	Shares Owned

Howard R. Curd	CEO, Co-Chairman, Director, 5% Stockholder	8,223,815 (4) 1,619,102 Class B Common	43.4% 100%
Edmund C. King	CFO, Co-Chairman, Director	365,359 (5)	1.93%
John E. Scates	Director	190,713	1.01%
Howard F. Curd	President of Uniroyal Engineered Products, LLC	336,937	1.78%
George L. Sanchez	Executive Vice President of Uniroyal Engineered Products, LLC	49,400	Less than 1%
All directors and executive officers of the Company as a Group (5 persons)		9,166,224 1,619,102 Class B. Common	48.37% 100%

At April 15, 2016:

	Class B Common Stock
Name and Address		Number of	Number of
of Beneficial Owner (1)(2)	Reporting Status	Shares Owned	Votes

Howard R. Curd	CEO, Co-Chairman, Director, 5% Stockholder	1,619,102	35,620,244

Percent of Total Votes of Outstanding Shares

Name and Address
of Beneficial Owner (1)(2)	Number of Votes	Percent of Votes

Howard R. Curd	43,844,059	77.04%
Edmund C. King	365,359	0.65%
John E. Scates	190,713	0.34%
Howard F. Curd	336,937	0.60%
George L. Sanchez	49,400	0.09%
All directors and executive officers of the Company as a Group (5 persons)	44,786,468	78.71%

_________________

(1)	All addresses are c/o the Company, 1800 2nd Street, Suite 970, Sarasota, Florida 34236.
(2)	Information contained in the table reflects “beneficial ownership” as defined in Rule 13d-3 under the Securities Exchange Act of 1934. This table is based on information supplied by directors, officers and beneficial owners of ten percent or more of the Common Stock and Forms 13D filed with the Securities and Exchange Commission by beneficial owners of five percent or more of the Common Stock. Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them.
(3)	Applicable percentages are based on 17,231,169 shares of ordinary Common Stock and 1,619,102 shares of Class B Common Stock outstanding, plus for each person or group shares issuable pursuant to options exercisable within 60 days under the Company’s stock option plans.
(4)	Does not include 50,000 shares of common stock held by Jesup & Lamont Asset Management, Inc., which is controlled by Mr. Curd, and 563,477 shares held by The Curd Family Foundation, Inc.
(5)	Includes 330,359 shares held in Mr. King’s name, and 1,000 shares held in the name of the King Family Trust.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the Company’s equity compensation plan information as of January 3, 2016. Information is included for both equity compensation plans approved by the Company’s shareholders and equity compensation plans not approved by the shareholders. The Board of Directors of the Company approved additional grants of options to purchase an additional 360,250 shares under the 2015 Stock Option Plan on April 7, 2016.

Number of
securities
remaining
	Number of		available for
	securities to be	Weighted	future issuance
	issued upon	average	under equity
	exercise of	exercise price	compensation
	outstanding	of outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	665,000	$2.73	472,004

Equity compensation plans not approved by shareholders	—	—	—

Total	665,000		472,004

The only equity compensation plan approved by the shareholders is the 2015 Stock Option Plan. All of the shares available for issuance in column (c) were under the 2015 Stock Option Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

In order to determine which of our directors may qualify as independent directors, we have adopted the director independence standards of NASDAQ. The Board of Directors has reviewed each of the directors’ relationships with the Company in conjunction with such standards and has affirmatively determined that Mr. Scates is “independent” within the meaning of such rule.

Transactions with Related Persons

Howard R. Curd, who is Co-Chairman and Chief Executive officer, and majority stockholder, of the Company and is Chairman and Chief Executive Officer of UEP (“Mr. Curd”), holds a senior secured promissory note of the Company in the amount of $1,470,057.27, which is secured by all assets of the Company; holds four subordinated secured promissory notes of UEP in the aggregate amount of $2,000,000 with a maturity date of October 17, 2018; owns the company that leases to the Company the production facility in Stoughton, Wisconsin; and holds a secured promissory note of the Company’s subsidiary, Engineered Products Acquisition Limited (“EPAL”), in the face amount of approximately $1,348,000 that has a maturity date of December 21, 2023 and is secured by a lien against all of the assets of EPAL.

On November 10, 2014, the Company acquired all of the ordinary common stock of EPAL, which owns the Wardle Storeys companies in the United Kingdom, and the Company’s wholly-owned subsidiary, UEP Holdings, Inc., acquired all of the ownership interests in UEP. The operating companies were controlled by Mr. Curd. Such transactions are further described in the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014 and Form 8-K/A filed with the SEC on January 20, 2015. As a result of the transactions the executive officers of UEP hold the following numbers of preferred units of UEP Holdings, LLC: Howard R. Curd – 17,687,957; Howard F. Curd – 1,110,136; and George L. Sanchez – 1,110,136. In addition, Howard R. Curd owns 50 preferred shares of EPAL.

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

UEP is a party to an agreement with its managers, Howard R. Curd and Howard F. Curd, and its former shareholders, who are officers of UEP, including Howard R. Curd, Howard F. Curd and George L. Sanchez, whereby the managers and shareholders granted consents and waivers in connection with certain organizational documents of UEP to permit the acquisition of UEP by the Company’s subsidiary, UEP Holdings, LLC; the agreement also provides for the indemnification of the former shareholders of UEP for any proceedings in connection with tax claims arising prior to the closing of the acquisition.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Exhibits

Exhibit No.	Description

31.3 *	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
31.4 *	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

_____________

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Dated: April 29, 2016	By:	/s/ Howard R. Curd
Howard R. Curd
Chief Executive Officer

Dated: April 29, 2016	By:	/s/ Edmund C. King
Edmund C. King
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.3 *	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
31.4 *	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

_____________

*	Filed herewith.

