Form 10-Q
period 2015-04-03
UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.
filed 2016-05-05
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2016

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

As of May 5, 2016, the issuer had 17,218,814 shares of ordinary Common Stock, $0.001 par value, and 1,619,102 shares of Class B Common Stock, $0.001 par value, outstanding.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

	April 3, 2016	January 3, 2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,622,973	$1,910,112
Accounts receivable, net	15,816,175	14,209,056
Inventories, net	19,053,508	17,527,728
Other current assets	2,820,202	2,891,007
Related party receivable	81,328	23,298
Total Current Assets	39,394,186	36,561,201

PROPERTY AND EQUIPMENT, NET	13,996,164	14,003,276

OTHER ASSETS
Intangible assets	3,450,727	3,534,936
Goodwill	1,079,175	1,079,175
Other long-term assets	3,162,208	3,095,414
Total Other Assets	7,692,110	7,709,525

TOTAL ASSETS	$61,082,460	$58,274,002

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of bank balance	$447,095	$322,307
Line of credit	17,288,452	16,577,279
Current maturities of long-term debt	709,367	639,018
Current maturities of capital lease obligations	473,871	489,978
Accounts payable	9,250,004	7,592,510
Accrued expenses	4,367,623	3,941,296
Related party obligation	368,743	276,880
Current portion of postretirement benefit liability - health and life	136,725	136,725
Total Current Liabilities	33,041,880	29,975,993

LONG-TERM LIABILITIES
Long-term debt, less current portion	2,055,466	2,134,243
Capital lease obligations, less current portion	1,301,063	1,469,317
Related party lease financing obligations	2,164,838	2,164,682
Long-term debt to related parties	4,420,180	4,449,243
Postretirement benefit liability - health and life, less current portion	2,835,831	2,836,638
Other long-term liabilities	948,703	975,781
Total Long-Term Liabilities	13,726,081	14,029,904
Total Liabilities	46,767,961	44,005,897
		(Continued)

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Continued)

	April 3, 2016	January 3, 2016

STOCKHOLDERS’ EQUITY
Preferred units, Series A UEP Holdings, LLC, 200,000 units issued and outstanding ($100 issue price)	617,571	617,571
Preferred units, Series B UEP Holdings, LLC, 150,000 units issued and outstanding ($100 issue price)	463,179	463,179
Preferred stock, Engineered Products Acquisition Limited, 50 shares issued and outstanding ($1.51 stated value)	75	75
Common stock, 95,000,000 shares authorized ($.001 par value) 18,890,909 and 14,351,398 shares issued and outstanding as of April 3, 2016 and January 3, 2016, respectively	18,843	18,892
Additional paid-in capital	34,723,408	34,823,886
Accumulated deficit	(21,240,375)	(21,674,478)
Accumulated other comprehensive income	(268,202)	18,980
Total Stockholders’ Equity	14,314,499	14,268,105

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,082,460	$58,274,002

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 3, 2016	April 5, 2015

NET SALES	$24,967,595	$27,514,935

COST OF GOODS SOLD	19,241,135	22,159,872

Gross Profit	5,726,460	5,355,063

OPERATING EXPENSES:
Selling	1,382,643	1,327,926
General and administrative	2,041,834	1,955,776
Research and development	428,529	325,830
OPERATING EXPENSES	3,853,006	3,609,532

Operating Income	1,873,454	1,745,531

OTHER INCOME (EXPENSE):
Interest and other debt related expense	(417,188)	(387,417)
Other income	(173,496)	167,361
Net Other Expense	(590,684)	(220,056)

INCOME BEFORE TAX PROVISION	1,282,770	1,525,475

TAX PROVISION	129,766	114,818

NET INCOME	1,153,004	1,410,657

Preferred stock dividend	(718,901)	(693,105)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$434,103	$717,552

EARNINGS PER COMMON SHARE:
Basic	$0.023	$0.050
Diluted	$0.023	$0.038
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	18,863,420	14,351,579
Diluted	18,876,578	19,108,412

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	April 3, 2016	April 5, 2015

NET INCOME	$1,153,004	$1,410,657

OTHER COMPREHENSIVE INCOME (LOSS):
Minimum benefit liability adjustment	(1,173)	(45,229)
Foreign currency translation adjustment	(286,009)	(359,216)

OTHER COMPREHENSIVE LOSS	(287,182)	(404,445)

COMPREHENSIVE INCOME	865,822	1,006,212

Preferred stock dividend	(718,901)	(693,105)

COMPREHENSIVE INCOME TO COMMON SHAREHOLDERS	$146,921	$313,107

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended April 3, 2016

(Unaudited)

											Accumu-
											lated
											Other
	UEPH		UEPH		EPAL				Additional	Accumu-	Compre-
	Series A		Series B		Preferred		Common Stock		Paid-in	lated	hensive	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance January 3, 2016	200,000	$617,571	150,000	$463,179	50	$75	18,890,909	$18,892	$34,823,886	$(21,674,478)	$18,980	$14,268,105
Net Income										1,153,004		1,153,004
Other comprehensive loss											(287,182)	(287,182)
Preferred stock dividend										(718,901)		(718,901)
Purchase treasury shares at cost							(48,793)	(49)	(159,619)			(159,668)
Stock-based compensation expense									59,141			59,141
Balance April 3, 2016	200,000	$617,571	150,000	$463,179	50	$75	18,842,116	$18,843	$34,723,408	$(21,240,375)	$(268,202)	$14,314,499

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 3, 2016	April 5, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,153,004	$1,410,657
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	414,082	387,843
Stock-based compensation expense	59,141	—
Amortization of intangible assets	5,001	5,001
Loss on disposal of property and equipment	2,744	—
Noncash post-employment health and life benefit	—	(24,594)
Changes in assets and liabilities:
Accounts receivable	(1,922,063)	(2,184,030)
Inventories	(1,792,392)	(86,654)
Other current assets	21,246	(56,085)
Other long-term assets	15,937	11,690
Accounts payable	1,830,189	781,111
Accrued expenses	484,869	246,013
Postretirement benefit liability - health and life	(1,980)	(26,625)
Other long-term liabilities	5,028	(58,388)
Cash Flows provided by Operating Activities	274,806	405,939

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(401,089)	(1,505,680)
Net payments on life insurance policies	(82,731)	(89,187)
Cash Flows used in Investing Activities	(483,820)	(1,594,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Checks issued in excess of bank balance	124,789	281,582
Net advances (reductions) on line of credit	855,402	1,211,348
Payments on long-term debt	(96,459)	(43,645)
Proceeds from issuance of long-term debt and capital leases obligations	—	1,720,589
Payments on capital lease obligations	(115,158)	(29,306)
Increase in related party obligation	60,098	39,728
Payment of preferred dividends	(699,165)	(403,582)
Purchase of treasury stock	(159,668)	—
Cash Flows (used in) provided by Financing Activities	(30,161)	2,776,714
Net Change in Cash and Cash Equivalents	(239,175)	1,587,786
Cash and Cash Equivalents - Beginning of Period	1,910,112	604,234
Effects of currency translation on cash and cash equivalents	(47,964)	(53,549)

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,622,973	$2,138,471

For noncash transactions and supplemental disclosure of cash flow information see Note 2.

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

April 3, 2016

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared based upon U.S. Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Uniroyal Global Engineered Products, Inc.’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. Uniroyal Global Engineered Products, Inc. (the “Company,” “Uniroyal Global,” “we,” or “us”) filed audited consolidated financial statements as of and for the fiscal years ended January 3, 2016 and December 28, 2014 which included all information and notes necessary for such complete presentation in conjunction with its 2015 Annual Report on Form 10-K.

The results of operations for the interim period ended April 3, 2016 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended January 3, 2016, which are contained in the Company’s 2015 Annual Report on Form 10-K.

The Company and its subsidiaries have adopted a 52/53-week fiscal year ending on the Sunday nearest to December 31. The current year ending January 1, 2017 is a 52-week year whereas the year ended January 3, 2016 was a 53-week year.

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of April 3, 2016, the results of operations, comprehensive income and cash flows for the interim periods ended April 3, 2016 and April 5, 2015.

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

2.	Noncash Transactions and Supplemental Disclosure of Cash Flow Information

During the three months ended April 3, 2016 and April 5, 2015, the Company paid down its term loans using available borrowings on its various lines of credit of $131,495 and $141,640, respectively.

During the three months ended April 3, 2016 and April 5, 2015, the Company entered into new equipment financing arrangements with a value of $256,244 and $171,045, respectively. The fair value was added to property and equipment and a corresponding amount to long-term debt or capital lease obligations.

Supplemental disclosure of cash paid for:

	April 3, 2016	April 5, 2015

Interest	$429,434	$370,822

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

April 3, 2016

(Unaudited)

3.	Derivatives

The Company recognizes all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, whether the hedge is a cash flow hedge or a fair value hedge.

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

The fair value of the Company’s interest rate swaps is the estimated amounts that the Company would receive, or pay, to sell or transfer the swaps to a third party, taking into account current and future interest rates and the nonperformance risk of the Company and the counterparty. At April 3, 2016 and January 3, 2016, the Company did not have any interest rate swaps.

The Company uses foreign currency exchange contracts which are recorded at their estimated fair values in the accompanying consolidated balance sheets. The fair values of the currency exchange contracts are based upon observable market transactions of spot and forward rates.

For the three months ended April 3, 2016, there have been no changes in the application of valuation methods applied to similar assets and liabilities.

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

April 3, 2016

(Unaudited)

6.	Inventory

Inventories consist of the following:

	April 3, 2016	January 3, 2016

Raw materials	$5,811,424	$5,066,589
Work-in-process	4,378,257	4,293,892
Finished goods	10,089,182	9,348,495
	20,278,863	18,708,976
Less: Allowance for inventory obsolescence	(1,225,355)	(1,181,248)

Total Inventories	$19,053,508	$17,527,728

7.	Other Current Assets

Other current assets consist of the following:

	April 3, 2016	January 3, 2016

Current deferred tax asset, net of valuation allowance	$1,759,774	$1,872,417
Other	1,060,428	1,018,590

Total Other Current Assets	$2,820,202	$2,891,007

8.	Other Long-term Assets

Other long-term assets consist of the following:

	April 3, 2016	January 3, 2016

Non-current deferred tax asset, net of valuation allowance	$2,509,000	$2,509,000
Other	653,208	586,414

Total Other Long-term Assets	$3,162,208	$3,095,414

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

April 3, 2016

(Unaudited)

9.	Other Long-term Liabilities

Other long-term liabilities consist of the following:

	April 3, 2016	January 3, 2016

Non-current deferred tax liability	$895,600	$909,376
Other	53,103	66,405

Total Other Long-term Liabilities	$948,703	$975,781

10.	Line of Credit

The Company’s Uniroyal subsidiary has available a $30,000,000 revolving line of credit financing agreement with Wells Fargo Capital Finance, LLC, which matures on October 17, 2019. Interest is payable monthly at the Eurodollar rate plus 2.25% or Wells Fargo Capital Finance, LLC's prime rate at the Company's election on outstanding balances up to $6,000,000 and prime rate on amounts in excess of $6,000,000. The outstanding balance on the line of credit (“Uniroyal Line of Credit”) was $9,688,465 and $8,768,140 as of April 3, 2016 and January 3, 2016, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying consolidated balance sheets.

The Company’s Wardle Storeys subsidiary has available a £8,500,000 (approximately $12.2 million) revolving line of credit financing agreement with Lloyds Bank Commercial Finance Limited, which agreement can be terminated on six months’ notice by either party. The line has several tranches based on currency or underlying security. Interest is payable monthly at the base rate (UK LIBOR) plus 1.95% to 2.45% depending on the tranche. The outstanding balance on the line of credit (“Wardle Storeys Line of Credit”) was £5,311,081 and £5,264,550 ($7,599,987 and $7,809,139) as of April 3, 2016 and January 3, 2016, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying consolidated balance sheets.

11.	Long-Term Debt

Long-term debt consists of the following:

	Interest Rate	April 3, 2016	January 3, 2016

Wells Fargo Capital Finance LLC	Prime	$1,287,852	$1,386,917
Lloyds Bank Commercial Finance Limited	LIBOR + 3.15%	275,699	319,413
Kennet Equipment Leasing	10.9%	888,087	721,354
Balboa Capital Corporation	5.72%	313,195	345,577
		2,764,833	2,733,261
Current portion		(709,367)	(639,018)
		$2,055,466	$2,134,243

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

April 3, 2016

(Unaudited)

In June 2015, the Company signed a pre-lease agreement with Kennet Equipment Leasing Limited (“Kennet”) whereby Kennet will advance funds in various tranches to finance the purchase, refurbishing and installation of certain equipment to be used in its UK manufacturing facility. When the installation is complete the total financing obligation with be £828,000, or approximately $1.23 million. Monthly payments will be £16,636 ($24,677) over a 61-month period at 10.9% interest. Through April 3, 2016, Kennet had incurred £728,664, or approximately $1,043,000. At April 3, 2016, this amount is recorded as a financing obligation and a corresponding amount included in property and equipment in the accompanying Consolidated Balance Sheets. In accordance with the terms of the agreement through April 3, 2016 the Company had made preliminary payments to Kennet in the amount of £127,869, or approximately $183,000.

12.	Related Party Obligations

Long-term debt to related parties consists of the following:

	Interest Rate	April 3, 2016	January 3, 2016

Senior subordinated promissory note	9.25%	$2,000,000	$2,000,000
Secured promissory note	6.25%	1,317,637	1,254,822
Senior secured promissory note	10.00%	1,470,057	1,470,057
		4,787,694	4,724,879
Current portion		(367,514)	(275,636)
		$4,420,180	$4,449,243

On November 24, 2015, the Company amended its secured promissory note related to the Wardle Storeys acquisition to convert the principal and interest to Euros rather than British Pounds Sterling. No other terms of the note were changed. The change became effective November 24, 2015.

The Company has a lease financing obligation under which it leases its main manufacturing facility and certain other property from a related party lessor entity, accrues interest at 18.20% and requires monthly principal and interest payments of $31,800, which are adjusted annually based on the consumer price index. The lease financing obligation matures on October 31, 2033. The Company has security deposits aggregating $267,500 held by the lessor entity. For the years 2014 through 2016 the amount of interest owed exceeds the amount of payments made, resulting in a net increase to the outstanding principal balance of the lease financing obligation. This obligation is shown in the accompanying Consolidated Balance Sheets as Related Party Lease Financing Obligation which has a balance of the following as of April 3, 2016 and January 3, 2016.

	April 3, 2016	January 3, 2016

Related party lease financing obligation	$2,166,067	$2,165,926
Less: Current portion	(1,229)	(1,244)

Long-Term Portion	$2,164,838	$2,164,682

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

April 3, 2016

(Unaudited)

13.	Capital Leases

The Company has several capital leases on equipment which expire from April 3, 2016 through January 2021 with monthly lease payments ranging from approximately $1,119 to $31,120 per month. The capital lease obligations are secured by the related equipment. As of April 3, 2016 and January 3, 2016, assets recorded under capital leases are included in property and equipment in the accompanying balance sheets. Amortization of items under capital lease obligations has been included with depreciation expense on owned property and equipment in the accompanying statements of operations.

The principal balances of the capital lease obligations were $1,774,934 and $1,959,295 as of April 3, 2016 and January 3, 2016, respectively, with interest rates ranging from 3.84% to 19.15%.

14.	Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss) were as follows:

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustment	Total

Balance at January 3, 2016	$310,282	$(291,302)	$18,980

Other comprehensive losses before reclassifications	(1,173)	(286,009)	(287,182)

Balance at April 3, 2016	$309,109	$(577,311)	$(268,202)

The gain (loss) reclassified from accumulated other comprehensive income (loss) into income is recorded to the following income statement line items:

Other Comprehensive Income Component	Income Statement Line Item

Minimum Benefit Liability Adjustments	General and administrative expense

15.	Stock Option Plan

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

April 3, 2016

(Unaudited)

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

Stock option activity for the year ended April 3, 2016 is as follows:

Stock Options
		Weighted	Aggregate
		Average	Intrinsic
	Shares	Price	Value

Outstanding at January 3, 2016	665,000	$2.37	$1,017,450
Granted	—		—
Outstanding at April 3, 2016	665,000	$2.37	$1,017,450

Exercisable at April 3, 2016	—

Option expense recognized was $59,141 for the three months ended April 3, 2016. There were no option plans outstanding during the three months ended April 5, 2015 and therefore no expense was recognized for the three months ended April 5, 2015. As of April 3, 2016, there was $551,977 in unrecognized compensation cost related to the options granted under the 2015 Stock Option Plan. We expect to recognize those costs over the remaining 28 months of the vesting term.

16.	Recent Accounting Pronouncements

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

April 3, 2016

(Unaudited)

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

The Company calculates basic net income per common share by dividing net income after the deduction of preferred stock or preference dividends by the weighted average number of common shares outstanding. The calculation of diluted net income per share is consistent with that of basic net income per common share but gives effect to all potential common shares (that is, securities underlying options, warrants or convertible securities) that were outstanding during the period, unless the effect is anti-dilutive. For the three months ended April 3, 2016, stock options to purchase 665,000 shares of the Company’s common stock were outstanding, but were not included in the calculation of diluted net income per share because their inclusion would be anti-dilutive. During the three months ended April 5, 2015 the Company’s 28,541 shares of convertible preferred stock Series A, Series B and Series C were convertible into 4,756,814 common shares. On December 30, 2015, the convertible preferred stock was converted into 4,756,814 common shares. As a result of this conversion, for the three months ended April 3, 2016, there were no dilutive shares outstanding.

18.	Subsequent Events

The Company has evaluated subsequent events occurring through the date that the financial statements were issued, for events requiring recording or disclosure in the April 3, 2016 financial statements. Except for the following there were no material events or transactions occurring during this period requiring recognition or disclosure.

On April 7, 2016, the Company’s Board of Directors approved the granting of options to purchase 360,250 shares of the Company’s common stock to certain key employees and Company directors. The exercise price was $3.57 per share. The options will vest in three annual installments beginning April 7, 2017. All options will expire on April 7, 2026.

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

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. For further discussion of our significant accounting policies, refer to Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

Recent Accounting Pronouncements

See Note 16 – “Recent Accounting Pronouncements” to the Consolidated Financial Statements for a discussion of recent accounting guidance.

Overview:

The Company and its subsidiaries have adopted a 52/53-week fiscal year ending on the Sunday nearest to December 31. The current year ending January 1, 2017 is a 52-week year whereas the year ended January 3, 2016 was a 53-week year.

Our Earby, England operation’s functional currency is the British Pound Sterling (“GPB”) and has sales and purchases transactions that are denominated in currencies other than its functional currency, principally the Euro. Approximately 23% of the Company’s global revenues and 28% of its global raw material purchases are derived from these transactions. The average exchange rate for the Pound Sterling to the U.S. Dollar was approximately 5.6% lower and the average exchange rate for the Euro to the Pound Sterling was approximately 3.4% higher in 2016 compared to 2015. These exchange rate changes had the net effect of decreasing net sales by approximately $484,000 for the three months ended April 3, 2016. The overall effect on net income was reduced to approximately $38,000 for the three months ended April 3, 2016 compared to the corresponding period of 2015.

Three Months Ended April 3, 2016 Compared to the Three Months Ended April 5, 2015

The following table sets forth, for the three months ended April 3, 2016 (“three months 2016”) and April 5, 2015 (“three months 2015”), certain operations data including their respective percentage of net sales:

	Three Months Ended
	April 3, 2016		April 5, 2015		Change	% Change

Net Sales	$24,967,595	100.0%	$27,514,935	100.0%	$(2,547,340)	-9.3%
Cost of Sales	19,241,135	77.1%	22,159,872	80.5%	(2,918,737)	-13.2%
Gross Profit	5,726,460	22.9%	5,355,063	19.5%	371,397	6.9%
Other Expenses:
Selling	1,382,643	5.5%	1,327,926	4.8%	54,717	4.1%
General and administrative	2,041,834	8.2%	1,955,776	7.1%	86,058	4.4%
Research and development	428,529	1.7%	325,830	1.2%	102,699	31.5%
Total operating expenses	3,853,006	15.4%	3,609,532	13.1%	243,474	6.7%
Operating Income	1,873,454	7.5%	1,745,531	6.3%	127,923	7.3%
Interest expense	(417,188)	-1.7%	(387,417)	-1.4%	(29,771)	7.7%
Other income	(173,496)	-0.7%	167,361	0.6%	(340,857)	<-100%
Income before taxes	1,282,770	5.1%	1,525,475	5.5%	(242,705)	-15.9%
Tax provision	129,766	0.5%	114,818	0.4%	14,948	13.0%
Net income	1,153,004	4.6%	1,410,657	5.1%	(257,653)	-18.3%
Preferred dividends	(718,901)	-2.9%	(693,105)	-2.5%	(25,796)	3.7%
Net income available to common shareholders	$434,103	1.7%	$717,552	2.6%	$(283,449)	-39.5%

Revenue:

Total revenue for the three months 2016 decreased $2,547,340 or 9.3% to $24,967,595 from $27,514,935 for the three months 2015. The three months 2015 was a 14-week quarter compared to the 13-week quarter for the three months 2016. The extra week contributed approximately $500,000 to the decrease from 2015. Included in the decrease from 2015 are sales of $1.98 million related to a large automotive program that was scheduled to end and did end during the first quarter of 2015. Due to the extended time of the approval process, several of the new programs awarded to the Company, which in the normal cycle replaces end of program sales, are in an initial production stage or the development process. These programs will generate the replacement sales subsequent to the first quarter 2016. Also contributing to the decrease was the net currency effect of the exchange rate change in the amount of $484,000. Actual automotive sales of $16,177,596 was slightly ahead of expectations for the quarter while sales for our non-automotive sectors in the amount of $8,789,999 were down from expectation by approximately $943,000 due to slowness in the economy during the first part of the year.

Gross Profit:

Total gross profit for the three months 2016 increased $371,397 or 6.9% to $5,726,460 from $5,355,063 for the three months 2015. The gross profit percentage was 22.9% of sales for the three months 2016 compared to 19.5% for the three months 2015. The increase in gross profit resulting from efficiency improvements at our facilities was partially offset by the margin lost from the lower sales for the three months 2016 compared to 2015.

Operating Expenses:

Selling expenses for the three months 2016 increased $54,717 or 4.1% to $1,382,643 from $1,327,926 for the three months 2015. The increase resulted primarily from an increase in commission expenses and additional support staff expenses added during the second half of 2015.

General and administrative expenses for the three months 2016 increased by $86,058 or 4.4% to $2,041,834 from $1,955.776 for the three months 2015. The increase was primarily due to the recognition of $59,141 in compensation expense related to a stock-based compensation plan approved in July 2015. There was no similar plan in the three months 2015.

Research and development expenses for the three months 2016 increased by $102,699 or 31.5% to $428,529 from $325,830 for the three months 2015. The increase was due to increased expenditures for new product development.

Operating Income:

Operating income for the three months 2016 increased by $127,923 or 7.3% to $1,873,454 from $1,745,531 for the three months 2015. The operating income percentage was 7.5% of sales for the three months 2016 compared to 6.3% for the three months 2015. Operating income increased primarily from the gross margin increases resulting from efficiency improvement.

Interest Expense:

Interest expense for the three months 2016 increased by $29,771 or 7.7% to $417,188 from $387,417 for the three months 2015. The increase was attributable to average higher debt balances in 2016 compared to 2015 and increases in interest rates on LIBOR and prime during the three months 2016.

Other Income (Expense):

Other income decreased $340,857 to an expense of $173,496 from income of $167,361. The amount in other income (expense) principally is the currency gains and losses recognized by the UK operations on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros and U.S. Dollars. The Company also recognizes gains and losses from the change in fair values on its foreign currency exchange contracts.

During the three months 2015 the Euro to the GBP exchange rate increased from 0.738 to 0.799 while for the three months 2016 the rate decreased from 0.784 to 0.732. During the three months 2015 the Company had recognized a gain of $64,144 on the valuation of its exchange contracts whereas for the three months 2016 the Company recognized losses of $87,859 on its exchange contracts due to the significant drop in the Euro to the GBP when compared to the exchange rates on the contracts outstanding. Similarly, during the three months 2015, the Company recognized a gain of $97,953 from the change in the fair value of its cash, accounts receivable, accounts payable, and line of credit that were denominated in Euros and U.S. Dollars. However, during the three months 2016, the Company recognized a loss of $87,898 due to the rate drop.

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

The Company has a deferred tax asset resulting from accumulated net operating losses which was partially reserved at January 3, 2016. The Company expects a benefit from a reduction in the valuation allowance in 2016 that will offset the federal provision on the U.S. taxable income. Therefore, the provision for fiscal 2016 will be comprised of EPAL’s U.K. tax plus a state and local tax provision on the Company’s U.S. income less the UEPH preferred dividends to the former Uniroyal members. The provisions for the three months ended April 3, 2016 and April 5, 2015 include the EPAL U.K. tax and the Company’s state and local tax.

Preferred Stock Dividend:

The terms of the acquisitions in November 2014 resulted in the issuance of preferred ownership units/stock of UEP Holdings, LLC and EPAL to the sellers. These preferred units carry quarterly dividend requirements on a total value of $55,000,000 at rates ranging from 5.0% to 6.0%. The dividend rate on the Series B UEP Holdings preferred units which started at 5.5% increases by 0.5% on the anniversary of the issuance up to a maximum of 8.0%.

Liquidity and Sources of Capital

Cash as it is needed is provided by using the Company’s lines of credit. These lines provide for a total borrowing commitment in excess of $40,000,000 subject to the underlying borrowing base specified in the agreements. Of the total outstanding borrowings of $17,288,452 at April 3, 2016, $13.6 million of the lines bears interest at LIBOR plus a range of 1.95% to 2.45%, depending on the underlying borrowing base, or, at our option, at the bank's prime or base lending rate and $3.7 million bears interest at the bank’s prime or base lending rate which was 3.50% at April 3, 2016. At April 3, 2016, the lines provided an additional availability of approximately $5.6 million. We plan to use this availability to help finance our cash needs for the remaining months of fiscal 2016 and future periods. The balances due under the lines of credit are recorded as current liabilities on the balance sheet.

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

The ratio of current assets to current liabilities, including the amount due under our lines of credit, was 1.19 at April 3, 2016 and 1.22 at January 3, 2016.

Cash balances decreased $287,139, after the negative effects of currency translation of $47,964, to $1,622,973 at April 3, 2016 from $1,910,112 at January 3, 2016. Of the above noted amounts, $1,241,609 and $1,357,877 were held outside the U.S. by our foreign subsidiaries as of April 3, 2016 and January 3, 2016, respectively.

Cash provided by operations was $274,806 for the three months 2016 compared to $405,939 for the three months 2015. Cash provided by operations during 2016 was primarily due to operating income offset by increases in accounts receivable and inventory. Cash provided by operations during 2015 was primarily due to operating income and increased accounts payable due to the timing of vendor payments offset by increases in accounts receivable.

Cash used in investing activities was $483,820 for the three months 2016 compared to $1,594,867 for the three months 2015. During 2016 and 2015, cash used in investing activities was principally for purchases of machinery and equipment at our manufacturing locations. Of the $1,505,680 total capital expenditures for 2015, $1,260,921 was for the U.K. manufacturing facility and of this amount, $775,058 was for the completion of a new production line. The total cost of the line was approximately $2.4 million. The Company arranged a financing lease for $1.7 million which was funded in March 2015. The proceeds from this lease were used to reduce the Company’s U.K. line of credit. Included in cash used for investing activities was $82,731 and $89,187 for premiums paid on company owned life insurance for the three months 2016 and 2015, respectively.

For the three months 2016, cash used in financing activities was $30,161 as compared to $2,776,714 provided by financing activities the three months 2015. As mentioned above, the Company received in March 2015 $1.7 million related to a financing lease. The Company had net advances on its lines of credit of $855,402 and $1,211,348 for the three months ended 2016 and 2015, respectively. The Company paid $699,165 and $403,582 of preferred dividends for the three months 2016 and 2015, respectively. The dividends paid during 2015 were for less than a full quarter since they were issued in November 2014.

Our credit agreements contain customary affirmative and negative covenants. We were in compliance with our debt covenants as of April 3, 2016 and through the date of filing of this report.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 3, 2016 and concluded that our disclosure controls and procedures were effective as of April 3, 2016.

Changes in Internal Controls over Financial Reporting

During the three months ended April 3, 2016, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in our annual report on Form 10-K for the fiscal year ended January 3, 2016.

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

First Quarter 2016
For the Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

January 4, 2016 to January 31, 2016	20,393	$3.16	—	—
February 1, 2016 to February 28, 2016	13,700	$3.24	—	—
February 29, 2016 to April 3, 2016	14,700	$3.45	—	—
Total	48,793	$3.27	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 16, 2015)
4.1	2015 Stock Option Plan (Amended and Restated effective July 30, 2015) (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended July 5, 2015 filed August 5, 2015)
31.1 *	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a)
31.2 *	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a)
32.1 *	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350
32.2 *	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350
101.INS * +	XBRL Instance Document
101.CAL * +	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF * +	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB * +	XBRL Taxonomy Extension Label Linkbase Document
101.PRE * +	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH * +	XBRL Taxonomy Extension Schema Document

_______________

*	Filed herewith.

+	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Dated: May 5, 2016	By:	/s/ Howard R. Curd
Howard R. Curd Chief Executive Officer

Dated: May 5, 2016	By:	/s/ Edmund C. King
Edmund C. King Chief Financial Officer

