Form 10-Q
period 2016-07-03
UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.
filed 2016-08-04
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2016

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

As of August 4, 2016, the issuer had 17,218,814 shares of ordinary Common Stock, $0.001 par value, and 1,619,102 shares of Class B Common Stock, $0.001 par value, outstanding.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

	July 3, 2016	January 3, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,469,603	$1,910,112
Accounts receivable, net	15,960,507	14,209,056
Inventories, net	18,184,287	17,527,728
Other current assets	2,239,099	2,891,007
Related party receivable	72,220	23,298
Total Current Assets	37,925,716	36,561,201

PROPERTY AND EQUIPMENT, NET	13,673,470	14,003,276

OTHER ASSETS
Intangible assets	3,290,435	3,534,936
Goodwill	1,079,175	1,079,175
Other long-term assets	3,352,230	3,095,414
Total Other Assets	7,721,840	7,709,525

TOTAL ASSETS	$59,321,026	$58,274,002

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of bank balance	$659,422	$322,307
Line of credit	17,051,351	16,577,279
Current maturities of long-term debt	739,479	639,018
Current maturities of capital lease obligations	413,433	489,978
Accounts payable	8,583,822	7,592,510
Accrued expenses	4,255,277	3,941,296
Related party obligation	369,311	276,880
Current portion of postretirement benefit liability - health and life	136,725	136,725
Total Current Liabilities	32,208,820	29,975,993

LONG-TERM LIABILITIES
Long-term debt, less current portion	2,107,035	2,134,243
Capital lease obligations, less current portion	1,109,857	1,469,317
Related party lease financing obligations	2,164,345	2,164,682
Long-term debt to related parties	3,010,664	4,449,243
Postretirement benefit liability - health and life, less current portion	2,839,102	2,836,638
Other long-term liabilities	928,903	975,781
Total Long-Term Liabilities	12,159,906	14,029,904
Total Liabilities	44,368,726	44,005,897
		(Continued)

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Continued)

	July 3, 2016	January 3, 2016
	(Unaudited)
STOCKHOLDERS’ EQUITY
Preferred units, Series A UEP Holdings, LLC, 200,000 units issued and outstanding ($100 issue price)	617,571	617,571
Preferred units, Series B UEP Holdings, LLC, 150,000 units issued and outstanding ($100 issue price)	463,179	463,179
Preferred stock, Engineered Products Acquisition Limited, 50 shares issued and outstanding ($1.51 stated value)	75	75
Common stock, 95,000,000 shares authorized ($.001 par value) 18,837,916 and 18,890,909 shares issued and outstanding as of July 3, 2016 and January 3, 2016, respectively	18,839	18,892
Additional paid-in capital	34,813,855	34,823,886
Accumulated deficit	(20,058,649)	(21,674,478)
Accumulated other comprehensive income	(902,570)	18,980
Total Stockholders’ Equity	14,952,300	14,268,105

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,321,026	$58,274,002

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended		Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015

NET SALES	$27,333,869	$25,746,054	$52,301,464	$53,260,989

COST OF GOODS SOLD	20,674,715	19,890,099	39,915,850	42,049,971

Gross Profit	6,659,154	5,855,955	12,385,614	11,211,018

OPERATING EXPENSES:
Selling	1,390,339	1,469,369	2,772,982	2,797,295
General and administrative	2,179,088	1,702,545	4,220,922	3,658,321
Research and development	475,313	418,964	903,842	744,794
OPERATING EXPENSES	4,044,740	3,590,878	7,897,746	7,200,410

Operating Income	2,614,414	2,265,077	4,487,868	4,010,608

OTHER INCOME (EXPENSE):
Interest and other debt related expense	(421,225)	(405,349)	(838,413)	(792,766)
Other income (expense)	(88,564)	5,343	(262,060)	172,704
Net Other Expense	(509,789)	(400,006)	(1,100,473)	(620,062)

INCOME BEFORE TAX PROVISION	2,104,625	1,865,071	3,387,395	3,390,546

TAX PROVISION	198,134	209,362	327,900	324,180

NET INCOME	1,906,491	1,655,709	3,059,495	3,066,366

Preferred stock dividend	(724,765)	(696,769)	(1,443,666)	(1,389,874)

NET INCOME AVAILABLE TO
COMMON SHAREHOLDERS	$1,181,726	$958,940	$1,615,829	$1,676,492

EARNINGS PER COMMON SHARE:
Basic	$0.06	$0.07	$0.09	$0.12
Diluted	$0.06	$0.05	$0.09	$0.09

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	18,838,608	14,351,797	18,851,014	14,351,684
Diluted	18,893,949	19,108,630	18,906,355	19,108,517

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months Ended		Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015

NET INCOME	$1,906,491	$1,655,709	$3,059,495	$3,066,366

OTHER COMPREHENSIVE INCOME (LOSS):
Minimum benefit liability adjustment	(1,173)	(45,230)	(2,346)	(90,459)
Foreign currency translation adjustment	(633,195)	398,149	(919,204)	38,933

OTHER COMPREHENSIVE LOSS	(634,368)	352,919	(921,550)	(51,526)

COMPREHENSIVE INCOME	1,272,123	2,008,628	2,137,945	3,014,840

Preferred stock dividend	(724,765)	(696,769)	(1,443,666)	(1,389,874)

COMPREHENSIVE INCOME TO COMMON SHAREHOLDERS	$547,358	$1,311,859	$694,279	$1,624,966

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended July 3, 2016

(Unaudited)

											Accumu-
											lated
											Other
	UEPH		UEPH		EPAL				Additional	Accumu-	Compre-
	Series A		Series B		Preferred		Common Stock		Paid-in	lated	hensive	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance January 3, 2016	200,000	$617,571	150,000	$463,179	50	$75	18,890,909	$18,892	$34,823,886	$(21,674,478)	$18,980	$14,268,105
Net Income										3,059,495		3,059,495
Other comprehensive loss											(921,550)	(921,550)
Preferred stock dividend										(1,443,666)		(1,443,666)
Purchase treasury shares at cost							(52,993)	(53)	(175,596)			(175,649)
Stock-based compensation expense									165,565			165,565
Balance July 3, 2016	200,000	$617,571	150,000	$463,179	50	$75	18,837,916	$18,839	$34,813,855	$(20,058,649)	$(902,570)	$14,952,300

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 3, 2016	July 5, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,059,495	$3,066,366
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	860,977	745,660
Stock-based compensation expense	165,565	—
Amortization of intangible assets	10,002	10,002
Loss on disposal of property and equipment	2,744	15,374
Noncash post-employment health and life benefit	(2,346)	(49,190)
Changes in assets and liabilities:
Accounts receivable	(2,820,250)	(1,198,439)
Inventories	(1,471,097)	(1,700,436)
Other current assets	540,611	142,399
Related party receivable/payable	(48,921)	35,564
Other long-term assets	(86,992)	(31,708)
Accounts payable	1,571,067	713,984
Accrued expenses	311,406	419,850
Post-retirement benefit liability - health and life	2,463	(52,117)
Other long-term liabilities	53,691	(64,667)
Cash Flows provided by Operating Activities	2,148,415	2,052,642

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(698,485)	(2,264,541)
Net payments on life insurance policies	(176,377)	(157,107)
Cash Flows used in Investing Activities	(874,862)	2,421,648)

CASH FLOWS FROM FINANCING ACTIVITIES
Checks issued in excess of bank balance	337,115	61,060
Net advances (reductions) on line of credit	1,085,914	831,585
Payments on long-term debt	(165,390)	(61,805)
Proceeds from issuance of long-term debt and capital lease obligations	—	2,144,813
Payments on capital lease obligations	(249,336)	(136,442)
Payment of related party obligation	(1,303,504)	—
Payment of preferred stock dividends	(1,174,463)	(1,106,892)
Purchase of treasury stock	(175,649)	—
Cash Flows (used in) provided by Financing Activities	(1,645,313)	1,732,319
Net Change in Cash and Cash Equivalents	(371,760)	1,363,313
Cash and Cash Equivalents – Beginning of Period	1,910,112	604,234
Effects of currency translation on cash and cash equivalents	(68,749)	23,509

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,469,603	$1,991,056

For noncash transactions and supplement disclosure of cash flow information see Note 2.

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

July 3, 2016

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

The results of operations for the interim period ended July 3, 2016 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended January 3, 2016, which are contained in the Company’s 2015 Annual Report on Form 10-K.

The Company and its subsidiaries have adopted a 52/53-week fiscal year ending on the Sunday nearest to December 31. The current year ending January 1, 2017 is a 52-week year whereas the year ended January 3, 2016 was a 53-week year.

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of July 3, 2016, and the results of operations, comprehensive income and cash flows for the interim periods ended July 3, 2016 and July 5, 2015.

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

2.	Noncash Transactions and Supplemental Disclosure of Cash Flow Information

During the six months ended July 3, 2016 and July 5, 2015, the Company paid down its term loans using available borrowings on its various lines of credit of $230,189 and $248,336, respectively.

During the six months ended July 3, 2016 and July 5, 2015, the Company entered into new equipment financing arrangements with a value of $595,740 and $172,367, respectively. The fair value was added to property and equipment and a corresponding amount to long-term debt or capital lease obligations.

Supplemental disclosure of cash paid for:

	July 3, 2016	July 5, 2015

Interest	$876,055	$774,122

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

July 3, 2016

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

The Company’s short term financial instruments consist of cash and cash equivalents, receivables, accounts payable and the line of credit. The Company adjusts the carrying value of financial assets and liabilities denominated in other currencies such as cash, receivables, accounts payable and the lines of credit using the appropriate exchange rates at the balance sheet date. The Company believes that the carrying values of these short term financial instruments approximate their estimated fair values.

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

For the six months ended July 3, 2016, there have been no changes in the application of valuation methods applied to similar assets and liabilities for the prior period.

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

July 3, 2016

(Unaudited)

6.	Inventory

Inventories consist of the following:

	July 3, 2016	January 3, 2016

Raw materials	$5,534,005	$5,066,589
Work-in-process	4,470,845	4,293,892
Finished goods	9,429,325	9,348,495
	19,434,175	18,708,976
Less: Allowance for inventory obsolescence	(1,249,888)	(1,181,248)

Total Inventories	$18,184,287	$17,527,728

7.	Other Current Assets

Other current assets consist of the following:

	July 3, 2016	January 3, 2016

Current deferred tax asset, net of valuation allowance	$1,630,783	$1,872,417
Other	608,316	1,018,590

Total Other Current Assets	$2,239,099	$2,891,007

8.	Other Long-term Assets

Other long-term assets consist of the following:

	July 3, 2016	January 3, 2016

Non-current deferred tax asset, net of valuation allowance	$2,509,000	$2,509,000
Other	843,230	586,414

Total Other Long-term Assets	$3,352,230	$3,095,414

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

July 3, 2016

(Unaudited)

9.	Other Long-term Liabilities

Other long-term liabilities consist of the following:

	July 3, 2016	January 3, 2016

Non-current deferred tax liability	$884,486	$909,376
Other	44,417	66,405

Total Other Long-term Liabilities	$928,903	$975,781

10.	Line of Credit

The Company’s Uniroyal subsidiary has available a $30,000,000 revolving line of credit financing agreement with Wells Fargo Capital Finance, LLC, which matures on October 17, 2019. Interest is payable monthly at the Eurodollar rate plus 2.25% or Wells Fargo Capital Finance, LLC's prime rate at the Company's election on outstanding balances up to $6,000,000 and prime rate on amounts in excess of $6,000,000. The outstanding balance on the line of credit (“Uniroyal Line of Credit”) was $9,731,047 and $8,768,140 as of July 3, 2016 and January 3, 2016, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying consolidated balance sheets.

The Company’s Wardle Storeys subsidiary has available a £8,500,000 (approximately $12.2 million) revolving line of credit financing agreement with Lloyds Bank Commercial Finance Limited, which agreement can be terminated on six months’ notice by either party. The line has several tranches based on currency or underlying security. Interest is payable monthly at the base rate (UK LIBOR) plus 1.95% to 2.45% depending on the tranche. The outstanding balance on the line of credit (“Wardle Storeys Line of Credit”) was £5,511,103 and £5,264,550 ($7,320,304 and $7,809,139) as of July 3, 2016 and January 3, 2016, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying consolidated balance sheets.

11.	Long-term Debt

Long-term debt consists of the following:

	Interest Rate	July 3, 2016	January 3, 2016

Wells Fargo Capital Finance LLC	Prime	$1,213,552	$1,386,917
Lloyds Bank Commercial Finance Limited	LIBOR + 3.15%	233,334	319,413
Kennet Equipment Leasing	10.9%	929,387	721,354
Balboa Capital Corporation	5.72%	280,348	345,577
De Lage Landen Financial Services	7.35%	131,293	—
Byline Financial Group	8.56%	58,600	—
		2,846,514	2,733,261
Current portion		(739,479)	(639,018)
		$2,107,035	$2,134,243

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

July 3, 2016

(Unaudited)

In June 2015, the Company signed a pre-lease agreement with Kennet Equipment Leasing Limited (“Kennet”) whereby Kennet advanced funds in various tranches to finance the purchase, refurbishing and installation of certain equipment used in its UK manufacturing facility. The total financing obligation was £828,000, or approximately $1.23 million. Monthly payments are £16,636 ($24,677) over a 61-month period at 10.9% interest. At July 3, 2016, the total amount less payments made is recorded as a financing obligation and a corresponding amount included in property and equipment in the accompanying Consolidated Balance Sheets.

12.	Related Party Obligations

Long-term debt to related parties consists of the following:

	Interest Rate	July 3, 2016	January 3, 2016

Senior subordinated promissory note	9.25%	$2,000,000	$2,000,000
Secured promissory note	6.25%	—	1,254,822
Senior secured promissory note	10.00%	1,378,178	1,470,057
		3,378,178	4,724,879
Current portion		(367,514)	(275,636)
		$3,010,664	$4,449,243

On May 27, 2016, the Company amended its secured promissory note related to the Wardle Storeys acquisition to change the maturity date from December 31, 2023 to May 31, 2016, effective on that date. The principal of the note in the amount of €1,152,585 or $1,285,593 and accrued interest were paid on May 31, 2016.

The Company has a lease financing obligation under which it leases its main manufacturing facility and certain other property from a related party lessor entity, accrues interest at 18.20% and requires monthly principal and interest payments of $31,800, which are adjusted annually based on the consumer price index. The lease financing obligation matures on October 31, 2033. The Company has security deposits aggregating $267,500 held by the lessor entity. For the years 2014 through 2016 the amount of interest owed exceeds the amount of payments made, resulting in a net increase to the outstanding principal balance of the lease financing obligation. This obligation is shown in the accompanying Consolidated Balance Sheets as Related Party Lease Financing Obligation which consists of the following:

	July 3, 2016	January 3, 2016

Related party lease financing obligation	$2,166,142	$2,165,926
Less: current portion	(1,797)	(1,244)

Long-term Portion	$2,164,345	$2,164,682

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

July 3, 2016

(Unaudited)

13.	Capital Leases

The Company has several capital leases on equipment which expire from July 3, 2016 through January 2021 with monthly lease payments ranging from approximately $1,119 to $31,120 per month. The capital lease obligations are secured by the related equipment. As of July 3, 2016 and January 3, 2016, assets recorded under capital leases are included in property and equipment in the accompanying balance sheets. Amortization of items under capital lease obligations has been included with depreciation expense on owned property and equipment in the accompanying statements of operations. Interest rates on these obligations range from 3.84% to 19.15%.

Capital lease obligations consist of the following:

	July 3, 2016	January 3, 2016

Capital lease obligation	$1,523,290	$1,959,295
Less: current portion	(413,433)	(489,978)

Long-term Portion	$1,109,857	$1,469,317

14.	Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss) were as follows:

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustment	Total

Balance at January 3, 2016	$310,282	$(291,302)	$18,980

Other comprehensive losses before reclassifications	(2,346)	(919,204)	(921,550)

Balance at July 3, 2016	$307,936	$(1,210,506)	$(902,570)

The gain (loss) reclassified from accumulated other comprehensive income (loss) into income is recorded to the following income statement line items:

Other Comprehensive Income Component	Income Statement Line Item

Minimum Benefit Liability Adjustments	General and administrative expense

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

July 3, 2016

(Unaudited)

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

On July 30, 2015, the Company’s the Board of Directors approved the granting of options to purchase 665,000 shares of the Company’s common stock to certain key employees and Company directors. The exercise price was $2.37 per share. The options will vest in three annual installments beginning on July 30, 2016. All options will expire on July 30, 2025.

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

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of its option awards. The following table summarizes the significant assumptions used in the model for the grants:

	April 7, 2016	July 30, 2015

Exercise price	$3.57	$2.37
Expected volatility	45%	45%
Risk free interest rate	1.30%	1.82%
Expected term	6 years	6 years
Expected dividends	0%	0%

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

On a quarterly basis, we assess changes to our estimate of expected option award forfeitures based on our review of recent forfeiture activity and expected future employee turnover. We recognize the effect of adjustments made to the forfeiture rates, if any, in the period that we change the forfeiture estimate. For the six months ended July 3, 2016 there were no forfeiture rate adjustments and future adjustments are not expected to be significant.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

July 3, 2016

(Unaudited)

Stock option activity for the six months ended July 3, 2016 is as follows:

	Stock Options
		Weighted	Aggregate
		Average	Intrinsic
	Shares	Price	Value

Outstanding at January 3, 2016	665,000	$2.37	$1,250,200
Granted - April 7, 2016	360,250	3.57	244,970
Outstanding at July 3, 2016	1,025,250	$2.79	$1,495,170

Exercisable at July 3, 2016	—

Option expense recognized was $106,424 and $165,565 for the three months and six months ended July 3, 2016, respectively. There were no option plans outstanding during the six months ended July 5, 2015 and therefore no expense was recognized during the six months ended July 5, 2015. As of July 3, 2016, there was $1,012,960 in unrecognized compensation cost related to the options granted under the 2015 Stock Option Plan. We expect to recognize those costs over the remaining vesting term of 33 months.

16.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a new standard ASU No. 2014-09, “Revenue from Contracts with Customers.” Under ASU 2014-09 and its subsequent amendments, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for the Company January 1, 2018. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.

On February 18, 2015, the Financial Accounting Standards Board issued a new standard ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The new standard affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. It was effective for the Company on January 4, 2016. The Company does not expect this new standard to have a material effect on its financial statements.

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

On November 20, 2015, the Financial Accounting Standards Board issued a new standard ASU No. 2015-17, “Income Taxes - Balance Sheet Classification of Deferred Taxes”. Under the new guidance deferred tax liabilities and assets will be classified as noncurrent in a classified statement of financial position. It will be effective for the Company on January 2, 2017. The Company does not expect the adoption of this ASU to have a significant effect on the results of operations and cash flows. The adoption will result in the recognition of all current deferred tax assets as non-current. The balance of current deferred tax asset is $1,630,783 at July 3, 2016 and $1,872,417 at January 3, 2016.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

July 3, 2016

(Unaudited)

On February 25, 2016, the Financial Accounting Standards Board issued a new standard ASU No. 2016-02, “Leases”. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. It will be effective for the Company on December 31, 2018. The Company is in the process of determining what impact the adoption of this ASU will have on its financial position, results of operations and cash flows.

On March 30, 2016, the Financial Accounting Standards Board issued a new standard ASU No. 2016-09, “Compensation – Stock Compensation.” The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. It will be effective for the Company on January 2, 2017. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.

17.	Earnings per Common Share

The Company calculates basic net income per common share by dividing net income after the deduction of preferred stock or preference dividends by the weighted average number of common shares outstanding. The calculation of diluted net income per share is consistent with that of basic net income per common share but gives effect to all potential common shares (that is, securities underlying options, warrants or convertible securities) that were outstanding during the period, unless the effect is anti-dilutive. For the three months and six months ended July 3, 2016, there were 55,341 dilutive common stock equivalents related to stock options included in the calculation of diluted earnings per common share. There were no dilutive common stock equivalents related to stock options for the three and six months ended July 5, 2015. At July 5, 2015, the Company’s 28,541 shares of convertible preferred stock Series A, Series B and Series C were convertible into 4,756,814 common shares. On December 30, 2015, the convertible preferred stock was converted into 4,756,814 common shares. As a result of this conversion, for the six months ended July 3, 2016, there were no dilutive shares outstanding.

18.	Subsequent Events

The Company has evaluated subsequent events occurring through the date that the financial statements were issued, for events requiring recording or disclosure in the July 3, 2016 financial statements. There were no material events or transactions occurring during this period requiring recognition or disclosure.

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

Our vinyl coated fabric products have undergone considerable evolution and today are distinguished by superior performance in a wide variety of applications as alternatives to leather, cloth and other synthetic fabric coverings. Our standard product lines consist of more than 600 SKUs with combinations of colors, textures, patterns and other properties. Our products are differentiated by unique protective top finishes, adhesive back coatings and transfer print capabilities. Additional process capabilities include embossing grains and patterns, and rotogravure printing, which imparts character prints and non-registered prints, lamination and panel cutting.

Our vinyl coated fabric products have various high performance characteristics and capabilities. They are durable, stain resistant, easily processed, more cost-effective and better performing than traditional leather or fabric coverings. Our products are frequently used in applications that require rigorous performance characteristics such as automotive and non-automotive transportation, certain indoor/outdoor furniture, commercial and hospitality seating, healthcare facilities and athletic equipment. We manufacture materials in a wide range of colors and textures. They can be hand or machine sewn, laminated to an underlying structure, thermoformed to cover various substrates or made into a variety of shapes for diverse end-uses. We are a long-established supplier to the global automotive industry and manufacture products for interior trim components from floor to headliner which are produced to meet specific component production requirements such as cut and sew, vacuum forming/covering, compression molding, and high frequency welding. Some products are supplied with micro perforations, which are necessary on most compression molding processes. Materials can also be combined with polyurethane or polypropylene foam laminated by either flame or hot melt adhesive for seating, fascia and door applications.

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

Our Earby, England operation’s functional currency is the British Pound Sterling and has sales and purchases transactions that are denominated in currencies other than its functional currency, principally the Euro. Approximately 23% of the Company’s global revenues and 28% of its global raw material purchases are derived from these transactions. The average exchange rate for the Pound Sterling to the U.S. Dollar was approximately 5.9% lower and the average exchange rate for the Euro to the Pound Sterling was approximately 6.1% higher in 2016 compared to 2015. These exchange rate changes had the net effect of decreasing net sales by approximately $792,000 for the six months ended July 3, 2016. Since the Pound Sterling exchange rate change also reduced the fixed expenses, the overall effect on net income was a positive amount of approximately $150,000 for the six months ended July 3, 2016 compared to the corresponding period of 2015.

Three Months Ended July 3, 2016 Compared to the Three Months Ended July 5, 2015

The following table sets forth, for the three months ended July 3, 2016 (“three months 2016”) and July 5, 2015 (“three months 2015”), certain operations data including their respective percentage of net sales:

	Three Months Ended
	July 3, 2016		July 5, 2015		Change	% Change

Net Sales	$27,333,869	100.0%	$25,746,054	100.0%	$1,587,815	6.2%
Cost of Sales	20,674,715	75.6%	19,890,099	77.3%	784,616	3.9%
Gross Profit	6,659,154	24.4%	5,855,955	22.7%	803,199	13.7%
Operating Expenses:
Selling	1,390,339	5.1%	1,469,369	5.7%	(79,030)	-5.4%
General and administrative	2,179,088	8.0%	1,702,545	6.6%	476,543	28.0%
Research and development	475,313	1.7%	418,964	1.6%	56,349	13.4%
Total operating expenses	4,044,740	14.8%	3,590,878	13.9%	453,862	12.6%
Operating Income	2,614,414	9.6%	2,265,077	8.8%	349,337	15.4%
Interest expense	(421,225)	-1.5%	(405,349)	-1.6%	(15,876)	3.9%
Other income(expense)	(88,564)	-0.3%	5,343	0.0%	(93,907)	<-100%
Income before taxes	2,104,625	7.7%	1,865,071	7.2%	239,554	12.8%
Tax provision	198,134	0.7%	209,362	0.8%	(11,228)	-5.4%
Net income	1,906,491	7.0%	1,655,709	6.4%	250,782	15.1%
Preferred dividends	(724,765)	-2.7%	(696,769)	-2.7%	(27,996)	4.0%
Net income available to common shareholders	$1,181,726	4.3%	$958,940	3.7%	$222,786	23.2%

Revenue:

Total revenue for the three months 2016 increased $1,587,815 or 6.2% to $27,333,869 from $25,746,054 for the three months 2015. Several new programs awarded to the Company started production during the three months ended July 3, 2016. These gains were offset by the decrease from the net currency effect of the exchange rate change in the amount of $317,000.

Gross Profit:

Total gross profit for the three months 2016 increased $803,199 or 13.7% to $6,659,154 from $5,855,955 for the three months 2015. The gross profit percentage was 24.4% of sales for the three months 2016 compared to 22.7% for the three months 2015. The increase in gross profit resulted from increased sales, continued efficiency improvements at our facilities, favorable raw material pricing for the three months 2016 compared to 2015 and a positive net currency effect of $16,000 due to exchange rate changes.

Operating Expenses:

Selling expenses for the three months 2016 decreased $79,030 or 5.4% to $1,390,339 from $1,469,369 for the three months 2015. The decrease resulted primarily from the net currency effect of the exchange rate change.

General and administrative expenses for the three months 2016 increased by $476,543 or 28% to $2,179,088 from $1,702,545 for the three months 2015. The increase was due to a combination of factors such as the recognition of $106,424 in compensation expense related to a stock-based compensation plan approved in July 2015. There was no similar plan in the three months 2015. Also contributing to the increase were higher professional fees and general business expenses due to increased activity. These increases were partially offset by the net currency effect of $66,000.

Research and development expenses for the three months 2016 increased by $56,349 or 13.4% to $475,313 from $418,964 for the three months 2015. The increase was due to increased expenditures for new product development.

Operating Income:

Operating income for the three months 2016 increased by $349,337 or 15.4% to $2,614,414 from $2,265,077 for the three months 2015. The operating income percentage was 9.6% of sales for the three months 2016 compared to 8.8% for the three months 2015. Operating income increased primarily from the gross margin increases resulting from the increase in net sales, continued efficiency improvements and favorable raw material pricing. Also contributing to the increase was approximately $106,000 from the net positive effect of the exchange rate change.

Interest Expense:

Interest expense for the three months 2016 increased by $15,876 or 3.9% to $421,225 from $405,349 for the three months 2015. The increase was attributable to average higher debt balances in 2016 compared to 2015 and higher interest rates on LIBOR and prime during the three months 2016 compared to the three months 2015. The higher debt balance was attributable to funding for equipment purchases.

Other Income (Expense):

Other expense for the three months 2016 increased $93,907 to an expense of $88,564 from income of $5,343 for the three months 2015. The amount in other income (expense) principally is the currency gains and losses recognized by the UK operations on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros and U.S. Dollars. For the three months ended July 3, 2016 and July 5, 2015, the Company had net Euro liabilities. During the three months 2015, the exchange value of the Euro declined relative to the Pound Sterling which resulted in a gain adjustment whereas during the three months 2016, the exchange value of the Euro increased relative to the Pound Sterling which resulted in a loss adjustment. The Company also recognizes gains and losses from the change in fair values on its foreign currency exchange contracts.

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

The Company has a deferred tax asset resulting from accumulated net operating losses which was partially reserved at January 3, 2016. The Company expects a benefit from a reduction in the valuation allowance in 2016 that will offset the federal provision on the U.S. taxable income. Therefore, the provision for fiscal 2016 will be comprised of EPAL’s U.K. tax plus a state and local tax provision on the Company’s U.S. income less the UEPH preferred dividends to the former Uniroyal members. The provisions for the three months ended July 3, 2016 and July 5, 2015 include the EPAL U.K. tax and the Company’s state and local tax.

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

Six Months Ended July 3, 2016 Compared to the Six Months Ended July 5, 2015

The following table sets forth, for the six months ended July 3, 2016 (“six months 2016”) and July 5, 2015 (“six months 2015”), certain operations data including their respective percentage of net sales:

	Six Months Ended
	July 3, 2016		July 5, 2015		Change	% Change

Net Sales	$52,301,464	100.0%	$53,260,989	100.0%	$(959,525)	-1.8%
Cost of Sales	39,915,850	76.3%	42,049,971	79.0%	(2,134,121)	-5.1%
Gross Profit	12,385,614	23.7%	11,211,018	21.0%	1,174,596	10.5%
Operating Expenses:
Selling	2,772,982	5.3%	2,797,295	5.3%	(24,313)	-0.9%
General and administrative	4,220,922	8.1%	3,658,321	6.9%	562,601	15.4%
Research and development	903,842	1.7%	744,794	1.4%	159,048	21.4%
Total operating expenses	7,897,746	15.1%	7,200,410	13.5%	697,336	9.7%
Operating Income	4,487,868	8.6%	4,010,608	7.5%	477,260	11.9%
Interest expense	(838,413)	-1.6%	(792,766)	-1.5%	(45,647)	5.8%
Other income (expense)	(262,060)	-0.5%	172,704	0.3%	(434,764)	<-100%
Income before taxes	3,387,395	6.5%	3,390,546	6.4%	(3,151)	-0.1%
Tax provision	327,900	0.6%	324,180	0.6%	3,720	1.1%
Net income	3,059,495	5.8%	3,066,366	5.8%	(6,871)	-0.2%
Preferred dividends	(1,443,666)	-2.8%	(1,389,874)	-2.6%	(53,792)	3.9%
Net income available to common shareholders	$1,615,829	3.1%	$1,676,492	3.1%	$(60,663)	-3.6%

Revenue:

Total revenue for the six months 2016 decreased $959,525 or 1.8% to $52,301,464 from $53,260,989 for the six months 2015. The six months 2015 was a 27-week period compared to the 26-week period for the six months 2016. The extra week contributed approximately $500,000 to the decrease from 2015. Included in the decrease from 2015 are sales of $1.98 million related to a large automotive program that was scheduled to end and did end during the first quarter of 2015. These losses were offset by several new programs awarded to the Company. Also contributing to the decrease was the net currency effect of the exchange rate change in the amount of $792,000.

Actual automotive sales of $35.2 million were slightly ahead of expectations for the six months while sales for our non-automotive sectors in the amount of $17.1 million were down from expectation by approximately $2.0 million due to slowness in the economy during the first half of the year.

Gross Profit:

Total gross profit for the six months 2016 was $12,385,614 or 23.7% of sales compared with $11,211,018 or 21.0% of sales for the six months 2015. The increase in gross profit resulting from continued efficiency improvements at our facilities and favorable raw material pricing was partially offset by the margin lost from the lower sales for the six months 2016 compared to 2015 and a negative net currency effect of $42,000 due to the exchange rate changes.

Operating Expenses:

Selling expenses for the six months 2016 decreased $24,313 or 0.9% to $2,772,982 from $2,797,295 for the six months 2015. Increases in commissions on increased revenue compared to 2015 were offset by the net currency effect of the exchange rate changes.

General and administrative expenses for the six months 2016 increased by $562,601 or 15.4% to $4,220,922 from $3,658,321 for the six months 2015. The increase was due to a combination of factors such as the recognition of $165,565 in compensation expense related to a stock-based compensation plan approved in July 2015. There was no similar plan in the six months 2015. Also contributing to the increase were higher professional fees and general business expenses due to increased activity. These increases were partially offset by the net currency effect of $105,000.

Research and development expenses for the six months 2016 increased by $159,048 or 21.4% to $903,842 from $744,794 for the six months 2015. The increase was primarily due to increased expenditures for new product development.

Operating Income:

Operating income for the six months 2016 was $4,487,868 or 8.6% of sales compared with $4,010,608 or 7.5% for the six months 2015. Operating income increased primarily from the gross margin increases resulting from continued efficiency improvements and favorable raw material pricing. Also contributing to the increase was approximately $129,000 from the net positive effect of the exchange rate change.

Interest Expense:

Interest expense for the six months 2016 increased by $45,647 or 5.8% to $838,413 from $792,766 for the six months 2015. The increase was attributable to average higher debt balances in 2016 compared to 2015 and higher interest rates on LIBOR and prime during the six months 2016 compared to the six months 2015. The higher debt balance was attributable to funding for equipment purchases.

Other Income (Expense):

Other expense for the six months 2016 increased $434,764 to an expense of $262,060 from income of $172,704 for the six months 2015. The amount in other income (expense) principally is the currency gains and losses recognized by the UK operations on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros and U.S. Dollars. For the six months ended July 3, 2016 and July 5, 2015, the Company had net Euro liabilities. During the six months 2015, the exchange value of the Euro declined relative to the Pound Sterling which resulted in a gain adjustment whereas during the six months 2016, the exchange value of the Euro increased relative to the Pound Sterling which resulted in a loss adjustment. The Company also recognizes gains and losses from the change in fair values on its foreign currency exchange contracts. During the six months ended 2016, the Company recognized a loss of $89,596 on the change in fair values of it foreign currency exchange contracts where for the six months ended 2015, the Company recognized a gain of $47,865.

Tax Provision:

The Company has a deferred tax asset resulting from accumulated net operating losses which was partially reserved at January 3, 2016. The Company expects a benefit from a reduction in the valuation allowance in 2016 that will offset the federal provision on the U.S. taxable income. Therefore, the provision for fiscal 2016 will be comprised of EPAL’s U.K. tax plus a state and local tax provision on the Company’s U.S. income less the UEPH preferred dividends to the former Uniroyal members. The provisions for the six months ended July 3, 2016 and July 5, 2015 include the EPAL U.K. tax and the Company’s state and local tax.

Preferred Stock Dividend:

The terms of the acquisitions in November 2014 resulted in the issuance of preferred ownership units/stock of UEP Holdings, LLC and EPAL to the sellers. These preferred units carried quarterly dividend requirements on a total value of $55,000,000 at rates ranging from 5% to 6%. The dividend rate on the Series B UEP Holdings preferred units which started at 5.5% increases by 0.5% on the anniversary of the issuance up to a maximum of 8.0%.

Liquidity and Sources of Capital

Cash as it is needed is provided by using the Company’s lines of credit. These lines provide for a total borrowing commitment in excess of $40,000,000 subject to the underlying borrowing base specified in the agreements. Of the total outstanding borrowings of $17,051,351 at July 3, 2016, $13.3 million of the lines bears interest at LIBOR plus a range of 1.95% to 2.45%, depending on the underlying borrowing base and $3.7 million bears interest at the bank’s prime or base lending rate which was 3.50% at July 3, 2016. At July 3, 2016, the lines provided an additional availability of approximately $5.7 million. We plan to use this availability to help finance our cash needs for the remaining months of fiscal 2016 and future periods. The balances due under the lines of credit are recorded as current liabilities on the balance sheet.

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

The ratio of current assets to current liabilities, including the amount due under our lines of credit, was 1.18 at July 3, 2016 and 1.22 at January 3, 2016.

Cash balances decreased $440,509, after the negative effects of currency translation of $68,749, to $1,469,603 at July 3, 2016 from $1,910,112 at January 3, 2016. Of the above noted amounts, $878,384 and $1,357,877 were held outside the U.S. by our foreign subsidiaries as of July 3, 2016 and January 3, 2016, respectively.

Cash provided by operations was $2,148,415 for the six months 2016 compared to $2,052,642 for the six months 2015. Cash provided by operations during 2016 and 2015 was primarily due to operating income and increased accounts payable due to the timing of vendor payments offset by increases in accounts receivable and inventory.

Cash used in investing activities was $874,862 for the six months 2016 compared to $2,421,648 for the six months 2015. During 2016 and 2015, cash used in investing activities was principally for purchases of machinery and equipment at our manufacturing locations. Of the $2,264,541 total capital expenditures for 2015, $1,878,176 was for the U.K. manufacturing facility and of this amount, $793,408 was for the completion of a new production line. The total cost of the line was approximately $2.4 million. The Company arranged a financing lease for $1.7 million which was funded in March 2015. The proceeds from this lease were used to reduce the Company’s U.K. line of credit. Included in cash used for investing activities was $176,377 and $157,107 for premiums paid on company owned life insurance for the three months 2016 and 2015, respectively.

For the six months 2016, cash used in financing activities was $1,645,313 as compared to $1,732,319 provided by financing activities for the six months 2015. The Company had net advances on its lines of credit of $1,085,914 and $831,585 for the six months ended 2016 and 2015, respectively. As mentioned above, the Company received $1.7 million in March 2015 related to a financing lease. In May 2016, the Company modified the terms of the secured promissory note in the amount of $1,285,593 related to the Wardle Storeys acquisition and paid the note in full on May 31, 2016. The Company paid $1,174,463 and $1,106,892 of preferred dividends for the six months 2016 and 2015, respectively.

Our credit agreements contain customary affirmative and negative covenants. We were in compliance with our debt covenants as of July 3, 2016 and through the date of filing of this report.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 3, 2016 and concluded that our disclosure controls and procedures were effective as of July 3, 2016.

Changes in Internal Controls over Financial Reporting

During the six months ended July 3, 2016, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Second Quarter 2016
For the Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

April 4, 2016 to May 1. 2016	4,200	$3.80	—	—
May 2, 2016 to May 29, 2016	—	$—	—	—
May 30, 2016 to July 3, 2016	—	$—	—	—
Total	4,200	$3.80	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 16, 2015)
4.1	2015 Stock Option Plan (Amended and Restated effective July 30, 2015) (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended July 5, 2015 filed August 5, 2015)
31.1 *	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a)
31.2 *	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a)
32.1 *	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350
32.2 *	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350
101.INS * +	XBRL Instance Document
101.CAL * +	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF * +	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB * +	XBRL Taxonomy Extension Label Linkbase Document
101.PRE * +	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH * +	XBRL Taxonomy Extension Schema Document

_______________

*	Filed herewith.

+	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Dated: August 4, 2016	By:	/s/ Howard R. Curd
Howard R. Curd Chief Executive Officer

Dated: August 4, 2016	By:	/s/ Edmund C. King
Edmund C. King Chief Financial Officer

