Form 10-Q
period 2016-10-02
UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.
filed 2016-11-04
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2016

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

As of November 4, 2016, the issuer had 17,187,864 shares of ordinary Common Stock, $0.001 par value, and 1,619,102 shares of Class B Common Stock, $0.001 par value, outstanding.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

	October 2, 2016	January 3, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,557,886	$1,910,112
Accounts receivable, net	15,451,881	14,209,056
Inventories, net	17,063,845	17,527,728
Other current assets	2,284,174	2,891,007
Related party receivable	25,000	23,298
Total Current Assets	36,382,786	36,561,201

PROPERTY AND EQUIPMENT, NET	13,609,176	14,003,276

OTHER ASSETS
Intangible assets	3,236,973	3,534,936
Goodwill	1,079,175	1,079,175
Other long-term assets	3,434,693	3,095,414
Total Other Assets	7,750,841	7,709,525

TOTAL ASSETS	$57,742,803	$58,274,002

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of bank balance	$611,557	$322,307
Line of credit	16,108,797	16,577,279
Current maturities of long-term debt	739,653	639,018
Current maturities of capital lease obligations	396,136	489,978
Accounts payable	7,987,786	7,592,510
Accrued expenses	4,252,939	3,941,296
Related party obligation	370,393	276,880
Current portion of postretirement benefit liability - health and life	136,725	136,725
Total Current Liabilities	30,603,986	29,975,993

LONG-TERM LIABILITIES
Long-term debt, less current portion	1,939,705	2,134,243
Capital lease obligations, less current portion	996,152	1,469,317
Related party lease financing obligations	2,163,428	2,164,682
Long-term debt to related parties	2,918,786	4,449,243
Postretirement benefit liability - health and life, less current portion	2,836,541	2,836,638
Other long-term liabilities	954,696	975,781
Total Long-Term Liabilities	11,809,308	14,029,904
Total Liabilities	42,413,294	44,005,897
		(Continued)

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Continued)

	October 2, 2016	January 3, 2016

STOCKHOLDERS’ EQUITY
Preferred units, Series A UEP Holdings, LLC, 200,000 units issued and outstanding ($100 issue price)	617,571	617,571
Preferred units, Series B UEP Holdings, LLC, 150,000 units issued and outstanding ($100 issue price)	463,179	463,179
Preferred stock, Engineered Products Acquisition Limited, 50 shares issued and outstanding ($1.51 stated value)	75	75
Common stock, 95,000,000 shares authorized ($.001 par value) 18,811,066 and 18,890,909 shares issued and outstanding as of October 2, 2016 and January 3, 2016, respectively	18,812	18,892
Additional paid-in capital	34,827,831	34,823,886
Accumulated deficit	(19,480,634)	(21,674,478)
Accumulated other comprehensive income	(1,117,325)	18,980
Total Stockholders’ Equity	15,329,509	14,268,105

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,742,803	$58,274,002

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015

NET SALES	$24,675,521	$23,225,199	$76,976,985	$76,486,188

COST OF GOODS SOLD	19,325,342	17,841,471	59,241,192	59,891,442

Gross Profit	5,350,179	5,383,728	17,735,793	16,594,746

OPERATING EXPENSES:
Selling	1,238,035	1,268,656	4,011,017	4,065,951
General and administrative	1,830,932	2,192,559	6,051,854	5,850,880
Research and development	412,854	440,257	1,316,696	1,185,051
OPERATING EXPENSES	3,481,821	3,901,472	11,379,567	11,101,882

Operating Income	1,868,358	1,482,256	6,356,226	5,492,864

OTHER INCOME (EXPENSE):
Interest and other debt related expense	(394,401)	(406,242)	(1,232,814)	(1,199,008)
Other income (expense)	(17,015)	(103,051)	(279,075)	69,653
Net Other Expense	(411,416)	(509,293)	(1,511,889)	(1,129,355)

INCOME BEFORE TAX PROVISION	1,456,942	972,963	4,844,337	4,363,509

TAX PROVISION	156,898	135,160	484,798	459,340

NET INCOME	1,300,044	837,803	4,359,539	3,904,169

Preferred stock dividend	(722,029)	(698,499)	(2,165,695)	(2,088,373)

NET INCOME AVAILABLE TO
COMMON SHAREHOLDERS	$578,015	$139,304	$2,193,844	$1,815,796

EARNINGS PER COMMON SHARE:
Basic	$0.03	$0.01	$0.12	$0.13
Diluted	$0.03	$0.01	$0.12	$0.10

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	18,828,292	14,264,699	18,843,440	14,323,414
Diluted	18,893,936	19,021,532	18,909,085	19,080,247

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015

NET INCOME	$1,300,044	$ 837,803	$ 4,359,539	$ 3,904,169

OTHER COMPREHENSIVE LOSS:
Minimum benefit liability adjustment	(1,173)	(45,226)	(3,519)	(135,685)
Foreign currency translation adjustment	(213,582)	(237,772)	(1,132,786)	(198,839)

OTHER COMPREHENSIVE LOSS	(214,755)	(282,998)	(1,136,305)	(334,524)

COMPREHENSIVE INCOME	1,085,289	554,805	3,223,234	3,569,645

Preferred stock dividend	(722,029)	(698,499)	(2,165,695)	(2,088,373)

COMPREHENSIVE INCOME (LOSS) TO COMMON SHAREHOLDERS	$363,260	$ (143,694)	$ 1,057,539	$ 1,481,272

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended October 2, 2016

(Unaudited)

											Accumu-
											lated
											Other
	UEPH		UEPH		EPAL				Additional	Accumu-	Compre-
	Series A		Series B		Preferred		Common Stock		Paid-in	lated	hensive	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance January 3, 2016	200,000	$617,571	150,000	$463,179	50	$75	18,890,909	$18,892	$34,823,886	$(21,674,478)	$18,980	$14,268,105
Net Income									—	4,359,539	—	4,359,539
Other comprehensive loss									—	—	(1,136,305)	(1,136,305)
Preferred stock dividend									—	(2,165,695)	—	(2,165,695)
Issuance of common stock							1,662	2	(2)	—	—	—
Purchase treasury shares at cost							(81,505)	(82)	(273,992)	—	—	(274,074)
Stock-based compensation expense									277,939	—	—	277,939
Balance October 2, 2016	200,000	$617,571	150,000	$463,179	50	$75	18,811,066	$18,812	$34,827,831	$(19,480,634)	$(1,117,325)	$15,329,509

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	October 2, 2016	October 4, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,359,539	$3,904,169
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,294,802	1,144,710
Stock-based compensation expense	277,939	39,426
Amortization of intangible assets	15,003	15,003
Loss on disposal of property and equipment	2,926	39,547
Noncash post-employment health and life benefit	(3,519)	(73,783)
Changes in assets and liabilities:
Accounts receivable	(2,473,517)	(1,309,843)
Inventories	(528,226)	(1,343,187)
Other current assets	455,875	154,208
Related party receivable	71,422	32,161
Other long-term assets	(95,042)	(16,784)
Accounts payable	1,055,517	(524,573)
Accrued expenses	598,276	621,626
Post-retirement benefit liability - health and life	(97)	(75,046)
Other long-term liabilities	102,166	81,548
Cash Flows provided by Operating Activities	5,133,064	2,689,182

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,236,069)	(2,504,220)
Net payments on life insurance policies	(250,201)	(64,469)
Cash Flows used in Investing Activities	(1,486,270)	(2,568,689)

CASH FLOWS FROM FINANCING ACTIVITIES
Checks issued in excess of bank balance	289,250	76,925
Net advances on line of credit	220,428	1,570,787
Payments on long-term debt	(231,964)	(104,932)
Proceeds from issuance of long-term debt and capital lease obligations	—	2,153,430
Payments on capital lease obligations	(343,647)	(226,241)
Proceeds from (payment on) related party obligation	(1,361,445)	3,156
Payment of preferred stock dividends	(2,147,408)	(1,785,710)
Purchase of treasury stock	(274,074)	(329,911)
Cash Flows (used in) provided by Financing Activities	(3,848,860)	1,357,504
Net Change in Cash and Cash Equivalents	(202,066)	1,477,997
Cash and Cash Equivalents – Beginning of Period	1,910,112	604,234
Effects of currency translation on cash and cash equivalents	(150,160)	(23,697)

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,557,886	$2,058,534

For noncash transactions and supplement disclosure of cash flow information see Note 2.

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

October 2, 2016

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

The results of operations for the interim period ended October 2, 2016 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended January 3, 2016, which are contained in the Company’s 2015 Annual Report on Form 10-K.

The Company and its subsidiaries have adopted a 52/53-week fiscal year ending on the Sunday nearest to December 31. The current year ending January 1, 2017 is a 52-week year whereas the year ended January 3, 2016 was a 53-week year.

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of October 2, 2016 and the results of operations, comprehensive income and cash flows for the interim periods ended October 2, 2016 and October 4, 2015.

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the US dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s UK-based operations are measured using the British Pound Sterling as the functional currency. Foreign currency translation gains and losses are recorded as a change in other comprehensive income. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are included in other (expense) / income on the Consolidated Statements of Operations.

2.	Noncash Transactions and Supplemental Disclosure of Cash Flow Information

During the nine months ended October 4, 2015 the Company reduced borrowings on its line of credit in the amount of $359,002 with additional borrowings on its term loans with Wells Fargo Capital Finance, LLC. During the nine months ended October 2, 2016 and October 4, 2015, the Company paid down its term loans using available borrowings on its various lines of credit of $301,812 and $351,063, respectively.

During the nine months ended October 2, 2016 and October 4, 2015, the Company entered into new equipment financing arrangements with a value of $584,624 and $800,970, respectively. The fair value was added to property and equipment and a corresponding amount to long-term debt or capital lease obligations.

Supplemental disclosure of cash paid for:

	October 2, 2016	October 4, 2015

Interest	$1,236,465	$1,163,136

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

October 2, 2016

(Unaudited)

3.	Derivatives

The Company recognizes all of its derivative instruments as either assets or liabilities in the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, whether the hedge is a cash flow hedge or a fair value hedge.

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

The fair value of the Company’s long term debt is estimated based on current rates for similar instruments with the same remaining maturities. In determining the current interest rates for similar instruments the Company takes into account its risk of nonperformance. The Company believes that the carrying value of its long term debt approximates its estimated fair value, as the interest rates compare to current rates for similar instruments.

The Company uses foreign currency exchange contracts which are recorded at their estimated fair values in the accompanying Consolidated Balance Sheets. The fair values of the currency exchange contracts are based upon observable market transactions of spot and forward rates.

For the nine months ended October 2, 2016, there have been no changes in the application of valuation methods applied to similar assets and liabilities for the prior period. The Company has determined that the fair value of its foreign currency exchange contracts represent liabilities of $68,862 and $36,677 at October 2, 2016 and January 3, 2016, respectively, and are included in accrued expenses in the accompanying Consolidated Balance Sheets.

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

October 2, 2016

(Unaudited)

6.	Inventory

Inventories consist of the following:

	October 2, 2016	January 3, 2016

Raw materials	$5,427,505	$5,066,589
Work-in-process	4,437,095	4,293,892
Finished goods	8,535,121	9,348,495
	18,399,721	18,708,976
Less: Allowance for inventory obsolescence	(1,335,876)	(1,181,248)

Total Inventories	$17,063,845	$17,527,728

7.	Other Current Assets

Other current assets consist of the following:

	October 2, 2016	January 3, 2016

Current deferred tax asset, net of valuation allowance	$1,531,316	$1,872,417
Other	752,858	1,018,590

Total Other Current Assets	$2,284,174	$2,891,007

8.	Other Long-term Assets

Other long-term assets consist of the following:

	October 2, 2016	January 3, 2016

Non-current deferred tax asset, net of valuation allowance	$2,509,000	$2,509,000
Other	925,693	586,414

Total Other Long-term Assets	$3,434,693	$3,095,414

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

October 2, 2016

(Unaudited)

9.	Other Long-term Liabilities

Other long-term liabilities consist of the following:

	October 2, 2016	January 3, 2016

Non-current deferred tax liability	$909,586	$909,376
Other	45,110	66,405

Total Other Long-term Liabilities	$954,696	$975,781

10.	Line of Credit

The Company’s Uniroyal subsidiary has available a $30,000,000 revolving line of credit financing agreement with Wells Fargo Capital Finance, LLC, which matures on October 17, 2019. Interest is payable monthly at the Eurodollar rate plus 2.25% or Wells Fargo Capital Finance, LLC's prime rate at the Company's election on outstanding balances up to $6,000,000 and prime rate on amounts in excess of $6,000,000. The outstanding balance on the line of credit (“Uniroyal Line of Credit”) was $9,208,108 and $8,768,140 as of October 2, 2016 and January 3, 2016, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying Consolidated Balance Sheets.

The Company’s Wardle Storeys subsidiary has available a £8,500,000 (approximately $11.0 million) revolving line of credit financing agreement with Lloyds Bank Commercial Finance Limited, which agreement can be terminated on six months’ notice by either party. The line has several tranches based on currency or underlying security. Interest is payable monthly at the base rate (UK LIBOR) plus 1.95% to 2.45% depending on the tranche. The outstanding balance on the line of credit (“Wardle Storeys Line of Credit”) was £5,323,628 and £5,264,550 ($6,900,689 and $7,809,139) as of October 2, 2016 and January 3, 2016, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying Consolidated Balance Sheets.

11.	Long-term Debt

Long-term debt consists of the following:

	Interest Rate	October 2, 2016	January 3, 2016

Wells Fargo Capital Finance LLC	Prime	$1,164,020	$1,386,917
Lloyds Bank Commercial Finance Limited	LIBOR + 3.15%	205,669	319,413
Kennet Equipment Leasing Limited	10.90%	885,010	721,354
Balboa Capital Corporation	5.72%	247,028	345,577
De Lage Landen Financial Services	7.35%	123,808	—
Byline Financial Group	8.56%	53,823	—
		2,679,358	2,773,261
Current portion		(739,653)	(639,018)
		$1,939,705	$2,134,243

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

October 2, 2016

(Unaudited)

11.	Long-term Debt (Continued)

In June 2015, the Company signed a pre-lease agreement with Kennet Equipment Leasing Limited (“Kennet”) whereby Kennet advanced funds in various tranches to finance the purchase, refurbishing and installation of certain equipment used in its UK manufacturing facility. The total financing obligation was £828,000, or approximately $1.1 million. Monthly payments are £16,636 ($21,564) over a 61-month period at 10.90% interest. At October 2, 2016, the total amount, less payments made, is recorded as long-term debt and a corresponding amount included in property and equipment in the accompanying Consolidated Balance Sheets.

12.	Related Party Obligations

Long-term debt to related parties consists of the following:

	Interest Rate	October 2, 2016	January 3, 2016

Senior subordinated promissory note	9.25%	$2,000,000	$2,000,000
Secured promissory note	6.25%	—	1,254,822
Senior secured promissory note	10.00%	1,286,300	1,470,057
		3,286,300	4,724,879
Current portion		(367,514)	(275,636)
		$2,918,786	$4,449,243

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

	October 2, 2016	January 3, 2016

Related party lease financing obligation	$2,166,307	$2,165,926
Less: current portion	(2,879)	(1,244)

Long-term Portion	$2,163,428	$2,164,682

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

October 2, 2016

(Unaudited)

13.	Capital Leases

The Company has several capital leases on equipment which expire from October 2, 2016 through January 2021 with monthly lease payments ranging from approximately $1,119 to $31,120 per month. The capital lease obligations are secured by the related equipment. As of October 2, 2016 and January 3, 2016, assets recorded under capital leases are included in property and equipment in the accompanying balance sheets. Amortization of items under capital lease obligations has been included with depreciation expense on owned property and equipment in the accompanying statements of operations. Interest rates on these obligations range from 3.84% to 19.15%

Capital lease obligations consist of the following:

	October 2, 2016	January 3, 2016

Capital lease obligation	$1,392,288	$1,959,295
Less: current portion	(396,136)	(489,978)

Long-term Portion	$996,152	$1,469,317

14.	Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss) were as follows:

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustment	Total

Balance at January 3, 2016	$310,282	$(291,302)	$18,980

Other comprehensive losses before reclassifications, net	(3,519)	(1,132,786)	(1,136,305)

Balance at October 2, 2016	$306,763	$(1,424,088)	$(1,117,325)

The gain (loss) reclassified from accumulated other comprehensive income (loss) into income is recorded to the following income statement line items:

Other Comprehensive Income Component	Income Statement Line Item

Minimum Benefit Liability Adjustments	General and administrative expense

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

October 2, 2016

(Unaudited)

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

On July 30, 2015 the Company’s Board of Directors approved the granting of options to purchase 665,000 shares of the Company’s common stock to certain key employees and Company directors. The exercise price was $2.37 per share. The options will vest in three annual installments beginning on July 30, 2016. All options will expire on July 30, 2025.

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

On a quarterly basis, we assess changes to our estimate of expected option award forfeitures based on our review of recent forfeiture activity and expected future employee turnover. We recognize the effect of adjustments made to the forfeiture rates, if any, in the period that we change the forfeiture estimate The Company had not included a forfeiture rate adjustment in the initial calculation of stock option compensation expense. However, during the nine months ended October 2, 2016, 15,000 unvested options were forfeited due to participant termination. Accordingly, the Company reduced compensation cost by $5,463 for the cumulative effect of the change in expected forfeitures. The periodic compensation expense for periods after October 2, 2016 were adjusted to reflect these forfeited options. Additional future adjustments are not expected to be significant.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

October 2, 2016

(Unaudited)

15.	Stock Option Plan (Continued)

Stock option activity for the nine months ended October 2, 2016 is as follows:

	Stock Options
		Weighted	Aggregate
		Average	Intrinsic
	Shares	Price	Value

Outstanding at January 3, 2016	665,000	$2.37	$551,950
Granted - April 7, 2016	360,250	3.57
Exercised	(5,000)	2.37
Forfeited	(15,000)	2.77
Outstanding at October 2, 2016	1,005,250	$2.79	$487,500

Exercisable at October 2, 2016	225,001	$2.37	$168,751

Option expense recognized was $112,375 and $277,939 for the three months and nine months ended October 2, 2016, respectively. Option expense recognized was $39,426 for the three months and nine months ended October 4, 2015. As of October 2, 2016, there was $882,038 in unrecognized compensation cost related to the options granted under the 2015 Stock Option Plan. We expect to recognize those costs over the remaining vesting term of 30 months.

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

October 2, 2016

(Unaudited)

16.	Recent Accounting Pronouncements (Continued)

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

On March 30, 2016 the Financial Accounting Standards Board issued a new standard ASU No. 2016-09, “Compensation – Stock Compensation.” The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. It will be effective for the Company on January 2, 2017. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.

On August 26, 2016 the Financial Accounting Standards Board issued a new standard ASU No. 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” The new standard applies to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. It will be effective for the Company on January 1, 2018. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.

17.	Earnings per Common Share

The Company calculates basic net income per common share by dividing net income after the deduction of preferred stock or preference dividends by the weighted average number of common shares outstanding. The calculation of diluted net income per share is consistent with that of basic net income per common share but gives effect to all potential common shares (that is, securities underlying options, warrants or convertible securities) that were outstanding during the period, unless the effect is anti-dilutive. For the three months and nine months ended October 2, 2016, there were 65,645 dilutive common stock equivalents related to stock options included in the calculation of diluted earnings per common share. There were no dilutive common stock equivalents related to stock options for the three and nine months ended October 4, 2015. At October 4, 2015, the Company’s 28,541 shares of convertible preferred stock Series A, Series B and Series C were convertible into 4,756,814 common shares. On December 30, 2015, the convertible preferred stock was converted into 4,756,814 common shares. As a result of this conversion, for the nine months ended October 2, 2016, there were no dilutive preferred shares outstanding.

18.	Subsequent Events

The Company has evaluated subsequent events occurring through the date that the financial statements were issued, for events requiring recording or disclosure in the October 2, 2016 financial statements. There were no material events or transactions occurring during this period requiring recognition or disclosure.

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

Our Earby, England operation’s functional currency is the British Pound Sterling and has sales and purchases transactions that are denominated in currencies other than its functional currency, principally the Euro. Approximately 22% of the Company’s global revenues and 29% of its global raw material purchases are derived from these transactions. The average year-to-date exchange rate for the Pound Sterling to the U.S. Dollar was approximately 9.2% lower and the average exchange rate for the Euro to the Pound Sterling was approximately 9.2% higher in 2016 compared to 2015. These exchange rate changes had the net effect of decreasing net sales by approximately $1.7 million for the nine months ended October 2, 2016. Since the Pound Sterling exchange rate change also reduced the fixed expenses, the overall effect on net income was a positive amount of approximately $280,000 for the nine months ended October 2, 2016 compared to the corresponding period of 2015.

Three Months Ended October 2, 2016 Compared to the Three Months Ended October 4, 2015

The following table sets forth, for the three months ended October 2, 2016 (“three months 2016”) and October 4, 2015 (“three months 2015”), certain operations data including their respective percentage of net sales:

	Three Months Ended
	October 2, 2016		October 4, 2015		Change	% Change

Net Sales	$24,675,521	100.0%	$23,225,199	100.0%	$1,450,322	6.2%
Cost of Sales	19,325,342	78.3%	17,841,471	76.8%	1,483,871	8.3%
Gross Profit	5,350,179	21.7%	5,383,728	23.2%	(33,549)	-0.6%
Other Expenses:
Selling	1,238,035	5.0%	1,268,656	5.5%	(30,621)	-2.4%
General and administrative	1,830,932	7.4%	2,192,559	9.4%	(361,627)	-16.5%
Research and development	412,854	1.7%	440,257	1.9%	(27,403)	-6.2%
Total operating expenses	3,481,821	14.1%	3,901,472	16.8%	(419,651)	-10.8%
Operating Income	1,868,358	7.6%	1,482,256	6.4%	386,102	26.0%
Interest expense	(394,401)	-1.6%	(406,242)	-1.7%	11,841	-2.9%
Other income (expense)	(17,015)	-0.1%	(103,051)	-0.4%	86,036	-83.5%
Income before taxes	1,456,942	5.9%	972,963	4.2%	483,979	49.7%
Tax provision	156,898	0.6%	135,160	0.6%	21,738	16.1%
Net income	1,300,044	5.3%	837,803	3.6%	462,241	55.2%
Preferred dividends	(722,029)	-2.9%	(698,499)	-3.0%	(23,530)	3.4%
Net income available to common shareholders	$578,015	2.3%	$139,304	0.6%	$438,711	>100%

Revenue:

Total revenue for the three months 2016 increased $1,450,322 or 6.2% to $24,675,521 from $23,225,199 for the three months 2015. As a result of several new programs, automotive sales increased 14.4% versus last year with increases in both the domestic and European markets. Industrial sales declined 7.8% due to general weakness in the markets in which we compete. These net gains were partially offset by the decrease from the net currency effect of the exchange rate change in the amount of $890,000. Without the effect of the exchange rate change, total revenue would have increased by 10%.

Gross Profit:

Total gross profit for the three months 2016 decreased $33,549 or 0.6% to $5,350,179 from $5,383,728 for the three months 2015. The gross profit percentage was 21.7% of sales for the three months 2016 compared to 23.2% for the three months 2015. The increase in gross profit from incremental total sales was effected by a decline in higher margin industrial sales.

Operating Expenses:

Selling expenses for the three months 2016 decreased $30,621 or 2.4% to $1,238,035 from $1,268,656 for the three months 2015. The decrease resulted primarily from the net currency effect of the exchange rate change.

General and administrative expenses for the three months 2016 decreased by $361,627 or 16.5% to $1,830,932 from $2,192,559 for the three months 2015. Lower administrative expenses for the three months 2016 including the cost associated with company owned life insurance was partially offset by an increase in stock-based compensation expense. Also contributing to the decrease was the net currency effect of $101,000.

Research and development expenses for the three months 2016 decreased by $27,403 or 6.2% to $412,854 from $440,257 for the three months 2015. The decrease resulted primarily from the net currency effect of the exchange rate change.

Operating Income:

Operating income for the three months 2016 increased by $386,102 or 26.0% to $1,868,358 from $1,482,256 for the three months 2015. Operating income was 7.6% of sales for the three months 2016 compared to 6.4% for the three months 2015. Operating income increased primarily from the decrease in operating expenses. Also contributing to the increase was approximately $149,000 from the net positive effect of the exchange rate change.

Interest Expense:

Interest expense for the three months 2016 decreased by $11,841 or 2.9% to $394,401 from $406,242 for the three months 2015. The decrease was primarily due to debt repayment partially offset by new capital leases for equipment purchases and higher interest rates on LIBOR and prime during the three months 2016 compared to the three months 2015.

Other Income (Expense):

Other expense for the three months 2016 decreased $86,036 to $17,015 from $103,051 for the three months 2015. The amount in other income (expense) principally is the currency gains and losses recognized by the UK operations on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros and U.S. Dollars. The Company also recognizes gains and losses from the change in fair values on its foreign currency exchange contracts.

Tax Provision:

The Company files income tax returns in the United States as a C-Corporation, and in several state jurisdictions and in the United Kingdom. The Company’s subsidiary, Uniroyal, is a limited liability company (LLC) for federal and state income tax purposes and as such, its income, losses, and credits are allocated to its member. Uniroyal’s income is allocated entirely to UEPH as its sole member. Uniroyal Global then receives this income allocation as a member of UEPH less the dividends paid on the preferred units held by the former members of Uniroyal. For federal income tax purposes UEPH is a pass through entity and the Company’s share of its taxable income is reported on its tax return. The taxable income applicable to the distribution for the preferred ownership interests is reported to the members who report it on their respective individual tax returns.

The Company has a deferred tax asset resulting from accumulated net operating losses which was partially reserved at January 3, 2016. The Company expects a benefit from a reduction in the valuation allowance in 2016 that will offset the federal provision on the U.S. taxable income. Therefore, the provision for fiscal 2016 will be comprised of EPAL’s U.K. tax plus a state and local tax provision on the Company’s U.S. income less the UEPH preferred dividends to the former Uniroyal members. The provisions for the three months ended October 2, 2016 and October 4, 2015 include the EPAL U.K. tax and the Company’s state and local tax.

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

Nine months Ended October 2, 2016 Compared to the Nine months Ended October 4, 2015

The following table sets forth, for the nine months ended October 2, 2016 (“nine months 2016”) and October 4, 2015 (“nine months 2015”), certain operations data including their respective percentage of net sales:

	Nine Months
	October 2, 2016		October 4, 2015		Change	% Change

Net Sales	$76,976,985	100.0%	$76,486,188	100.0%	$490,797	0.6%
Cost of Sales	59,241,192	77.0%	59,891,442	78.3%	(650,250)	-1.1%
Gross Profit	17,735,793	23.0%	16,594,746	21.7%	1,141,047	6.9%
Other Expenses:
Selling	4,011,017	5.2%	4,065,951	5.3%	(54,934)	-1.4%
General and administrative	6,051,854	7.9%	5,850,880	7.6%	200,974	3.4%
Research and development	1,316,696	1.7%	1,185,051	1.5%	131,645	11.1%
Total operating expenses	11,379,567	14.8%	11,101,882	14.5%	277,685	2.5%
Operating Income	6,356,226	8.3%	5,492,864	7.2%	863,362	15.7%
Interest expense	(1,232,814)	-1.6%	(1,199,008)	-1.6%	(33,806)	2.8%
Other income (expense)	(279,075)	-0.4%	69,653	0.1%	(348,728)	<-100%
Income before taxes	4,844,337	6.3%	4,363,509	5.7%	480,828	11.0%
Tax provision	484,798	0.6%	459,340	0.6%	25,458	5.5%
Net income	4,359,539	5.7%	3,904,169	5.1%	455,370	11.7%
Preferred dividends	(2,165,695)	-2.8%	(2,088,373)	-2.7%	(77,322)	3.7%
Net income available to common shareholders	$2,193,844	2.8%	$1,815,796	2.4%	$378,048	20.8%

Revenue:

Total revenue for the nine months 2016 increased $490,797 or 0.6% to $76,976,985 from $76,486,188 for the nine months 2015. As a result of several new programs, automotive sales increased 5.9% versus last year with increases in both the domestic and European markets. Industrial sales declined 8.6% due to general weakness in the markets in which we compete. Also contributing to the offset was that the nine months 2015 was a 40-week period compared to the 39-week period for the nine months 2016. The extra week contributed approximately $500,000 to sales for 2015. The net currency effect of the exchange rate change in the amount of $1.7 million further offset the increased sales from new programs. Without the effect of the exchange rate change, total revenue would have increased by 2.9%.

Gross Profit:

Total gross profit for the nine months 2016 was $17,735,793 or 23.0% of sales compared with $16,594,746 or 21.7% of sales for the nine months 2015. The increase in gross profit resulting from continued efficiency improvements at our facilities and favorable raw material pricing was partially offset by a negative net currency effect of $79,000 due to the exchange rate changes.

Operating Expenses:

Selling expenses for the nine months 2016 decreased $54,934 or 1.4% to $4,011,017 from $4,065,951 for the nine months 2015. Increases in commissions on increased revenue compared to 2015 were offset by the net currency effect of the exchange rate changes.

General and administrative expenses for the nine months 2016 increased by $200,974 or 3.4% to $6,051,854 from $5,850,880 for the nine months 2015. The increase was primarily due to the recognition of $277,939 for the nine months 2016 in compensation expense related to a stock-based compensation plan approved in July 2015 compared to $39,426 for the nine months 2015. Also contributing to the increase were higher professional fees and general business expenses due to increased activity. These increases were partially offset by the net currency effect of $219,000.

Research and development expenses for the nine months 2016 increased by $131,645 or 11.1% to $1,316,696 from $1,185,051 for the nine months 2015. The increase was primarily due to increased expenditures for new product development.

Operating Income:

Operating income for the nine months 2016 was $6,356,226 or 8.3% of sales compared with $5,492,864 or 7.2% for the nine months 2015. Operating income increased primarily from the gross margin increases resulting from continued efficiency improvements and favorable raw material pricing. Also contributing to the increase was approximately $280,000 from the net positive effect of the exchange rate change.

Interest Expense:

Interest expense for the nine months 2016 increased by $33,806 or 2.8% to $1,232,814 from $1,199,008 for the nine months 2015. The increase was attributable to higher interest rates on LIBOR and prime during the nine months 2016 compared to the nine months 2015.

Other Income:

Other expense for the nine months 2016 increased $348,728 to an expense of $279,075 from income of $69,653 for the nine months 2015. The amount in other income (expense) principally is the currency gains and losses recognized by the UK operations on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros and U.S. Dollars. The Company also recognizes gains and losses from the change in fair values on its foreign currency exchange contracts.

Tax Provision:

The Company has a deferred tax asset resulting from accumulated net operating losses which was partially reserved at January 3, 2016. The Company expects a benefit from a reduction in the valuation allowance in 2016 that will offset the federal provision on the U.S. taxable income. Therefore, the provision for fiscal 2016 will be comprised of EPAL’s U.K. tax plus a state and local tax provision on the Company’s U.S. income less the UEPH preferred dividends to the former Uniroyal members. The provisions for the nine months ended October 2, 2016 and October 4, 2015 include the EPAL U.K. tax and the Company’s state and local tax.

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

Liquidity and Sources of Capital

Cash as it is needed is provided by using the Company’s lines of credit. These lines provide for a total borrowing commitment in excess of $40,000,000 subject to the underlying borrowing base specified in the agreements. Of the total outstanding borrowings of $16,108,797 at October 2, 2016, $12.9 million of the lines bears interest at LIBOR plus a range of 1.95% to 2.45%, depending on the underlying borrowing base and $3.2 million bears interest at the bank’s prime or base lending rate which was 3.50% at October 2, 2016. At October 2, 2016, the lines provided an additional availability of approximately $5.6 million. We plan to use this availability to help finance our cash needs for the remaining months of fiscal 2016 and future periods. The balances due under the lines of credit are recorded as current liabilities on the balance sheet.

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

The ratio of current assets to current liabilities, including the amount due under our lines of credit, was 1.19 at October 2, 2016 and 1.22 at January 3, 2016.

Cash balances decreased $352,226, after the negative effects of currency translation of $150,160, to $1,557,886 at October 2, 2016 from $1,910,112 at January 3, 2016. Of the above noted amounts, $902,539 and $655,347 were held outside the U.S. by our foreign subsidiaries as of October 2, 2016 and January 3, 2016, respectively.

Cash provided by operations was $5,133,064 for the nine months 2016 compared to $2,689,182 for the nine months 2015. Cash provided by operations during 2016 and 2015 was primarily due to operating income and increased accounts payable due to the timing of vendor payments offset by increases in accounts receivable and inventory.

Cash used in investing activities was $1,486,270 for the nine months 2016 compared to $2,568,689 for the nine months 2015. During 2016 and 2015, cash used in investing activities was principally for purchases of machinery and equipment at our manufacturing locations. Of the $2,504,220 total capital expenditures for 2015, $1,834,996 was for the U.K. manufacturing facility and of this amount, $843,091 was for the completion of a new production line. The total cost of the line was approximately $2.5 million. The Company arranged a financing lease for $1.7 million which was funded in March 2015. The proceeds from this lease were used to reduce the Company’s U.K. line of credit. Included in cash used for investing activities was $250,201 and $64,469 for net premiums paid on company owned life insurance for the three months 2016 and 2015, respectively.

For the nine months 2016, cash used in financing activities was $3,848,860 as compared to $1,357,504 provided by financing activities for the nine months 2015. The Company had net advances on its lines of credit of $220,428 and $1,570,787 for the nine months ended 2016 and 2015, respectively. As mentioned above, the Company received $1.7 million in March 2015 related to a financing lease. In May 2016, the Company modified the terms of the secured promissory note in the amount of $1,285,593 related to the Wardle Storeys acquisition and paid the note in full on May 31, 2016. The Company paid $2,147,408 and $1,785,710 of preferred dividends for the nine months 2016 and 2015, respectively.

Our credit agreements contain customary affirmative and negative covenants. We were in compliance with our debt covenants as of October 2, 2016 and through the date of filing of this report.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 2, 2016 and concluded that our disclosure controls and procedures were effective as of October 2, 2016.

Changes in Internal Controls over Financial Reporting

During the nine months ended October 2, 2016, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Third Quarter 2016
For the Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

July 4, 2016 to July 31, 2016	—	$—	—	—
August 1, 2016 to August 28, 2016	12,100	$3.57	—	—
August 29, 2016 to October 2, 2016	16,412	$3.36	—	—
Total	28,512	$3.45	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 16, 2015)
4.1	2015 Stock Option Plan (Amended and Restated effective July 30, 2015) (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended July 5, 2015 filed August 5, 2015)
31.1 *	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a)
31.2 *	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a)
32.1 *	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350
32.2 *	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350
101.INS * +	XBRL Instance Document
101.CAL * +	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF * +	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB * +	XBRL Taxonomy Extension Label Linkbase Document
101.PRE * +	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH * +	XBRL Taxonomy Extension Schema Document

_______________

*	Filed herewith.

+	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Dated: November 4, 2016	By:	/s/ Howard R. Curd
Howard R. Curd Chief Executive Officer

Dated: November 4, 2016	By:	/s/ Edmund C. King
Edmund C. King Chief Financial Officer

