Form 10-K
period 2017-01-01
UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.
filed 2017-03-20
CIK 1172706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the fiscal year ended: January 1, 2017

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

As of July 3, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $34,223,508

As of March 17, 2017, the registrant had 17,106,458 shares of ordinary common stock, $0.001 par value and 1,619,102 shares of Class B Common Stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Uniroyal Global Engineered Products, Inc. definitive 2017 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended January 1, 2017, are incorporated by reference into Part III of this Form 10-K.

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

On November 10, 2014 Uniroyal Global Engineered Products, Inc. (“Uniroyal Global” or the “Company”) acquired all of the ownership interests in Uniroyal Engineered Products, LLC (“Uniroyal”), a U.S. manufacturer of textured coatings, and all of the ordinary common stock of Engineered Products Acquisition Limited (“EPAL, now known as Uniroyal Global (Europe) Limited), the holding company for Wardle Storeys (Group) Limited (“Wardle Storeys,” now known as Uniroyal Global Limited), a European manufacturer of textured coatings and polymer films. Management of the acquired entities was not altered in the acquisitions.

Uniroyal Global made the acquisition of Uniroyal through its newly formed subsidiary, UEP Holdings, LLC (“UEPH”), to which it contributed certain of its assets and liabilities as part of the organization of that subsidiary. The aggregate purchase consideration paid for 100% of the outstanding equity of Uniroyal was preferred ownership interests issued by UEPH having an aggregate face value of $35 million. In a separate transaction, Uniroyal Global also purchased EPAL for aggregate consideration of 100 shares of Uniroyal Global’s Common Stock and Uniroyal Global’s guaranty of outstanding EPAL preferred stock retained by the seller having a face value of £12,601,198 (approximately $20 million at closing).  Details of the acquisition are set forth in the Current Report on Form 8-K filed by the Company on November 10, 2014, which is incorporated herein by reference.

We are a manufacturer and seller of vinyl coated fabrics products that have various high performance characteristics and capabilities and derive our revenue principally through our subsidiaries Uniroyal and Uniroyal Global Limited.   Our coated fabrics products are durable, stain resistant, easily processed, cost-effective and better performing than traditional leather or fabric coverings.  Our products are frequently used in applications that require rigorous performance characteristics such as automotive and non-automotive transportation, certain indoor/outdoor furniture, commercial and hospitality seating, healthcare facilities and athletic equipment.   In the automotive industry our products are used primarily in seating, door panels, head and arm rests, security shades and trim components, including instrument panels, door casings, seating, gear lever and steering column gaiters, headliners and load space covers.  Non-automotive applications include outdoor seating for utility and sports vehicles, and sheeting used in medical, nuclear protection, personal protection, moisture barriers, pram and nursery, movie screen and decorative surface applications. Our primary brands names include Naugahyde®, BeautyGard®, Flameblocker™, Spirit Millennium®, Ambla®, Amblon®, Velbex®, Cirroflex®, Plastolene® and Vynide®.

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

The automotive sector represented approximately 64.9% of our total sales in 2016. Our products are used primarily in the following automotive applications:

•	Seating
•	Door panels
•	Head and arm rests
•	Security shades
•	Components

The non-automotive transportation sector represented 11.4% of our 2016 sales and primarily consisted of seating products for original equipment manufacturers of non-automotive and light truck vehicles in the following five categories:

•	Personal watercraft, ATV’s, snowmobiles, golf carts
•	Light and heavy industrial equipment and agricultural equipment (tractors, bulldozers)
•	Recreational vehicles, vans and motor homes
•	Heavy and medium trucks
•	Mass transit (trains, buses)

The distribution market sector represented approximately 10.8% of our 2016 sales and consists primarily of sales of the standard Naugahyde and Ambla product lines to local furniture shops, smaller furniture manufacturers and companies serving the hospitality and automotive and marine aftermarkets for refurbishing and replacement. The sales organization employed to service this market is a network of approximately 40 distributor locations.

The contract sector, which represented approximately 12.9% of our 2016 sales, includes contract furniture/upholstery, marine, healthcare, child care, and industrial equipment.

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

We believe that we maintain our market leadership position through a strong research and development effort that provides strong product development capability. This yields enhanced product characteristics, lower cost of material combinations and new proprietary product formulations. We estimate that approximately 12.1% of our sales relate to products developed to customer specifications.

 Our Stoughton, Wisconsin facility achieved ISO 9001:2008 status in 1999 and has renewed it annually since then.  Our UK facility achieved ISO TS 16949 status in 2004 and is approved to the European Council Directive 96/98 EX on Marine Equipment as amended for Module D Production Quality

We hold no patents but maintain certain of our process technologies as trade secrets.

Our Distribution Methods

 Products are developed and marketed based upon the performance characteristics required by end-users.  We currently serve customers world-wide with 18 full-time sales persons in offices in Sarasota, Florida, Nappanee, Indiana and Earby, Lancashire, two exclusive agents in Italy, and Turkey and an extensive distributor network in the U.S., the United Kingdom, Scandinavia, France, Germany and Hong Kong. 10.8% of our worldwide sales in 2016 were made through distributors. The industrial business is supported mainly from stock and via a catalogue.

We maintain websites for our principal U.S. non-automotive products at www.naugahyde.com and for our global products at www.uniroyalglobal.co.uk and www.ambla.com.

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

Concentration of Customers

The only customers that accounts for ten percent or more of our consolidated revenues are FXI, Inc. and Lear Corporation. Our top 25 customers account for approximately 65.0% of our total global sales. Our largest customer contributed 13.8% to our total sales in 2016.

Trademarks and Material Contracts

We own the following proprietary brands and trademarks among others:

•	All-American®
•	Ambla®
•	Amblon®
•	BeautyGard®
•	Chameá™
•	Cirroflex
•	Flame Blocker™
•	Naugaform®
•	Naugahyde®
•	NaugaSatin ™
•	NaugaSoft®
•	NaugaSylk™
•	Plastolene®
•	Spirit Millennium®
•	Velbex®
•	Vynide®

Employees

We believe that we maintain a stable, experienced and productive workforce, currently employing a total of 420 employees.

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

Fourteen of our executive and corporate employees work in our executive office in Sarasota, Florida, and our domestic automotive sales support employees work in our sales office in Nappanee, Indiana.

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

We spent $1,727,616 in 2016 and $1,728,867 in 2015 for research and development.

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

We lease our production facility in Stoughton, Wisconsin (near Madison).  The term of the lease extends to October 31, 2033 with an option to renew the lease for an additional five years. This facility consists of an approximately 230,000 square foot building with production, laboratory and administrative office space and a warehouse. Our lease includes several nearby buildings used for storage.  The plant achieved ISO 9001:2008 certification and renews this certification on an annual basis. Major equipment at the production facility includes two cast coating lines, five rotogravure printers, four paper reconditioning machines, one buffer, four standard embossers, one GAP embosser, two micro-perforators, nine inspection stations with automatic data collection, bulk material handling systems and warehouse bar coding and locator systems. Laboratory facilities at the Stoughton facility replicate the production floor capabilities and enhance our research and development capability.

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

As of March 16, 2017 there were 856 stockholders of record of our Common Stock.

Quarter	High Bid	Low Bid

First Quarter 2015	$3.67	$2.10
Second Quarter 2015	$3.72	$2.18
Third Quarter 2015	$3.25	$1.35
Fourth Quarter 2015	$3.35	$2.00
First Quarter 2016	$4.00	$3.00
Second Quarter 2016	$4.49	$3.45
Third Quarter 2016	$4.20	$2.81
Fourth Quarter 2016	$3.70	$2.75

On March 16, 2017 the high and low prices for shares of our Common Stock in the over-the-counter market, as reported by NASD.OTC.BB   were $3.42 and $3.30 per share.

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

 The following table provides information on repurchases by the Company of its securities during the fourth quarter of fiscal 2016.

Fourth Quarter 2016
For the Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

October 3, 2016 to October 30, 2016	4,100	$3.04	—	—
October 31, 2016 to November 27, 2016	22,900	$3.24	—	—
November 28, 2016 to January 1, 2017	58,198	$3.26	—	—
Total	85,198	$3.24	—	—

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

On April 29, 2015, the Board of Directors adopted an amendment to the Articles of Incorporation to change the Company’s name from Invisa, Inc. to Uniroyal Global Engineered Products, Inc. On June 25, 2015, the stockholders approved the amendment. On July 13, 2015, the Company filed Amended and Restated Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada to change its name. The Certificate of Amendment became effective on July 15, 2015.  The name change was approved by FINRA and became effective at the opening of trading on July 16, 2015 under our new ticker symbol “UNIR”. In addition to the Company’s new symbol, the Company’s CUSIP number changed to 90916U107, and the new address for the Company’s Web site changed to www.uniroyalglobal.com.

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

The Company and its subsidiaries have adopted a 52/53-week fiscal year ending on the Sunday nearest to December 31. The years ended January 1, 2017 and January 3, 2016 were 52-week and 53-week years, respectively.

Our Earby, England operation’s functional currency is the British Pound Sterling and has sales and purchases transactions that are denominated in currencies other than its functional currency, principally the Euro. Approximately 22% of the Company’s global revenues and 29% of its global raw material purchases are derived from these Euro transactions. The average year-to-date exchange rate for the Pound Sterling to the U.S. Dollar was approximately 11.4% lower and the average exchange rate for the Euro to the Pound Sterling was approximately 11.1% higher in 2016 compared to 2015. These exchange rate changes had the net effect of decreasing net sales by approximately $2.9 million for the year ended January 1, 2017. Since the Pound Sterling exchange rate change also reduced the fixed expenses, the overall effect on net income was a positive amount of approximately $387,000 for the year ended January 1, 2017 compared to the year ended January 3, 2016.

Year Ended January 1, 2017 Compared to the Year Ended January 3, 2016

The following table sets forth, for the year-ended January 1, 2017 (“Year-end 2016”) and January 3, 2016 (“Year-end 2015”), certain operations data including their respective percentage of net sales:

	Year Ended
	January 1, 2017		January 3, 2016		Change	% Change

Net Sales	$100,377,278	100.0%	$99,761,973	100.0%	$615,305	0.6%
Cost of Sales	77,515,316	77.2%	77,813,354	78.0%	(298,038)	-0.4%
Gross Profit	22,861,962	22.8%	21,948,619	22.0%	913,343	4.2%
Other Expenses:
Selling	5,078,706	5.1%	5,201,199	5.2%	(122,493)	-2.4%
General and administrative	8,008,975	8.0%	7,779,012	7.8%	229,963	3.0%
Research and development	1,727,616	1.7%	1,728,867	1.7%	(1,251)	-0.1%
Total operating expenses	14,815,297	14.8%	14,709,078	14.7%	106,219	0.7%
Operating Income	8,046,665	8.0%	7,239,541	7.3%	807,124	11.1%
Interest expense	(1,616,120)	-1.6%	(1,613,391)	-1.6%	(2,729)	0.2%
Other expense	(249,640)	-0.2%	(65,361)	-0.1%	(184,279)	>100%
Income before taxes	6,180,905	6.2%	5,560,789	5.6%	620,116	11.2%
Tax Benefit	(1,198,557)	-1.2%	(2,193,054)	-2.2%	994,497	-45.3%
Net income	7,379,462	7.4%	7,753,843	7.8%	(374,381)	-4.8%
Preferred dividends	(2,879,798)	-2.9%	(2,801,687)	-2.8%	(78,111)	2.8%
Net income available to common shareholders	$4,499,664	4.5%	$4,952,156	5.0%	$(452,492)	-9.1%

Revenue

Total revenue for the year ended 2016 increased $615,305 or 0.6% to $100,377,278 from $99,761,973 for the year ended 2015. As a result of several new programs, automotive sales increased 6.0% versus last year with increases in both the domestic and European markets. Industrial sales declined 9.4% due to general weakness in the markets in which we compete. Also contributing to the offset was that the year ended 2015 was a 53-week period compared to the 52-week period for the year ended 2016. The extra week contributed approximately $500,000 to sales for 2015. The net currency effect of the exchange rate change in the amount of $2.9 million further offset the increased sales from new programs. Without the effect of the exchange rate change, total revenue would have increased by 3.6%.

Gross Profit

 Total gross profit for the year ended 2016 increased $913,343 or 4.2% to $22,861,962 from $21,948,619 for the year ended 2015. The increase in gross profit resulted from continued efficiency improvements at our facilities and favorable raw material pricing and was partially offset by a negative net currency effect of $196,000 due to the exchange rate changes.

Operating Expenses

Selling expenses for the year ended 2016 decreased $122,493 or 2.4% to $5,078,706 from $5,201,199 for the year ended 2015. Increases in commissions on increased revenue compared to 2015 were offset by the net currency effect of the exchange rate changes.

General and administrative expenses for the year ended 2016 increased by $229,963 or 3.0% to $8,008,975 from $7,779,012 for the year ended 2015. The increase was primarily due to the recognition of $381,262 for the year ended 2016 in compensation expense related to a stock-based compensation plan approved in July 2015 compared to $98,566 for the year ended 2015. Also contributing to the increase were higher professional fees and general business expenses due to increased activity. These increases were partially offset by the net currency effect of $352,000.

Research and development expenses for the year ended 2016 decreased by $1,251 or 0.1% to $1,727,616 from $1,728,867 for the year ended 2015. An increase from increased expenditures for new product development was offset by the net currency effect of $89,000.

Operating Income

Operating income for the year ended 2016 increased by $807,124 or 11.1% to $8,046,665 from $7,239,541 for the year ended 2015.  Operating income increased primarily from the gross margin increases resulting from continued efficiency improvements and favorable raw material pricing. Also contributing to the increase was approximately $392,000 from the net positive effect of the exchange rate change.

Interest Expense

Interest expense for the year ended 2016 increased by $2,729 or 0.2% to $1,616,120 from $1,613,391 for the year ended 2015. This increase was attributable to higher average debt and capital lease obligations and higher effective interest rates in 2016 compared to 2015 which was partially offset by a favorable currency effect.

Other Expense

Other expenses for the year ended 2016 increased $184,279 to $249,640 from $65,361 for the year ended 2015. The amount in other expense principally is the currency gains and losses recognized by the UK operations on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros and U.S. Dollars. The Company also recognizes gains and losses from the change in fair values on its foreign currency exchange contracts.

Tax Benefit

The tax benefits for 2016 and 2015 in the amounts of $1,198,557 and $2,193,054, respectively, are primarily related to tax benefits recognized from the reduction in the Company’s U.S. deferred tax asset valuation allowance. The Company had a deferred tax asset resulting from accumulated net operating losses but they had been fully reserved as of December 31, 2013 because the Company concluded that it was more likely than not that some portion or all of the deferred tax assets would not be realized. At January 3, 2016 and again at January 1, 2017, the Company concluded after an analysis at each period that it was now more likely than not that some or all of the asset would be realized and accordingly reduced the valuation allowance by $1,925,000 and $2,511,000 for the years ended January 1, 2017 and January 3, 2016, respectively, creating tax benefits which were recognized in the operating results. The benefits of these reductions were offset by the provisions on each period’s year pre-tax income.

Preferred Stock Dividend

The terms of the acquisitions in November 2014 resulted in the issuance of preferred ownership units/stock of UEPH and Uniroyal Global (Europe) Limited (formerly EPAL) to the sellers. These preferred units carried quarterly dividend requirements on a total value of $55,000,000 at rates ranging from 5% to 6.5%.

Liquidity and Sources of Capital

Cash as it is needed is provided by using the Company’s lines of credit. These lines provide for a total borrowing commitment in excess of $40,000,000 subject to the underlying borrowing base specified in the agreements.  Of the total outstanding borrowings of $16,799,592 at January 1, 2017, $13.1 million of the lines bears interest at LIBOR plus a range of 1.95% to 2.45%, depending on the underlying borrowing base, or, at our option, at the bank's prime or base lending rate and $3.7 million bears interest at the bank’s prime or base lending rate which was 3.75% at January 1, 2017.  At January 1, 2017 the lines provided an additional availability of approximately $3.4 million.  We plan to use this availability to help finance our cash needs for fiscal 2017 and future periods. The balances due under the lines of credit are recorded as current liabilities on the balance sheet.

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

The ratio of current assets to current liabilities, including the amount due under our lines of credit, was 1.17 at January 1, 2017 and 1.22 at January 1, 2016.

Cash balances decreased $588,526, after the negative effects of currency translation of $215,082, to $1,321,586 at January 1, 2017 from $1,910,112 at January 3, 2016.  Of the above noted amounts, $970,327 and $1,357,877 were held outside the U.S. by our foreign subsidiaries as of January 1, 2017 and January 3, 2016, respectively.

Cash provided by operations was $5,643,987 for the year ended 2016 compared to $5,301,256 for the year ended 2015. Cash provided by operations during 2016 was primarily due to operating income and by the increases in accounts payables and accrued expenses offset by increases in accounts receivable and inventory. Cash provided by operations during 2015 was primarily due to operating income which was offset by a net decrease in accounts payable and accrued expenses.

Cash used in investing activities was $2,356,518 for the year ended 2016 compared to $2,927,196 for the year ended 2015. Cash used for investing activities was principally for purchases of machinery and equipment at our manufacturing locations. Included in cash used for investing activities were $324,809 and $107,502 from increases in cash surrender values on company owned life insurance for the year ended 2016 and 2015, respectively.

For the year ended 2016, financing activities used $3,660,913 of cash as compared to $1,017,173 used in financing activities for the year ended 2015. Included in the proceeds from debt and capital lease obligations for the year ended 2015 was a financing lease for $1.7 million which was funded in March 2015. This was for a new production line that was funded by the Company and completed during the first quarter of 2015. The proceeds from this lease were used to reduce the Company’s U.K. line of credit. Also included in the years ended 2016 and 2015 were new financing arrangements which provided $350,000 and $410,922, respectively, on equipment previously owned by the Company not previously financed. In May 2016, the Company modified the terms of the secured promissory note in the amount of $1,285,593 related to the Wardle Storeys acquisition and paid the note in full on May 31, 2016. During the years ended 2016 and 2015 the Company paid $2,860,825 and $2,479,665, respectively, of preferred dividends.

Our credit agreements contain customary affirmative and negative covenants. We were in compliance with our debt covenants as of January 1, 2017 and through the date of filing of this report.

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

Income Tax

The Company files income tax returns in the United States as a C-Corporation, and in several state jurisdictions and in the United Kingdom. The Company’s subsidiary, Uniroyal, is a limited liability company (LLC) for federal and state income tax purposes and as such, its income, losses, and credits are allocated to its members. Prior to November 10, 2014, as the previous owners, the sellers were the sole members and reported the allocations on their personal tax returns. As a result, there was no tax provision on its income prior to November 10, 2014. The Company made the acquisition of Uniroyal through UEPH, a limited liability company, which issued preferred ownership interests to the sellers that provide for quarterly dividends. Uniroyal’s post-acquisition taxable income is allocated entirely to UEPH as its sole member and since it is a pass-through entity, this income less the dividends paid to the sellers of Uniroyal is reported on the Company’s tax return. The taxable income applicable to the dividends for the preferred ownership interests is reported to the sellers who report it on their respective individual tax returns.

We follow ASC 740 Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax asset to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change. We have a federal net operating loss carryforward of approximately $17 million as of January 1, 2016, which expires in years beginning 2018 through 2033. We have deferred tax assets as a result of these loss carryforwards which had been reduced by a valuation allowances to $3,764,000 at January 3, 2016. Based on management’s review at January 1, 2017, it was determined that a valuation allowance was no longer required.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board issued a new standard ASU No. 2014-09, "Revenue from Contracts with Customers." Under ASU 2014-09 recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new standard will be effective for the Company January 1, 2018. The Company is currently evaluating the effects this standard will have, if any, on its consolidated financial position, results of operations and cash flows together with evaluating the adoption date.

On February 18, 2015 the Financial Accounting Standards Board issued a new standard ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." The new standard affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. It was effective for the Company on January 4, 2016. Adoption of this ASU did not have a material impact on the Company’s financial position, results of operations and cash flows.

On April 7, 2015, the Financial Accounting Standards Board issued a new standard ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. It was effective for the Company on January 4, 2016. Adoption of this ASU did not have a material impact on the Company’s financial position, results of operations and cash flows.

On July 22, 2015, the Financial Accounting Standards Board issued a new standard ASU No. 2015-11, “Simplifying the Measurement of Inventory”. The new standard requires entities to measure most inventory at the lower of cost and net realizable value, which is a change from the current guidance under which an entity must measure inventory at the lower of cost or market with market defined as replacement cost, net realizable value or net realizable value less a normal profit margin. The ASU will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method. It was effective for the Company on January 2, 2017. The adoption of this standard for the year ending December 31, 2017 will not have a significant effect on its consolidated financial position, results of operations and cash flows.

On November 20, 2015 the Financial Accounting Standards Board issued a new standard ASU No. 2015-17, “Income Taxes - Balance Sheet Classification of Deferred Taxes”. Under the new guidance deferred tax liabilities and assets will be classified as noncurrent in a classified statement of financial position. It was effective for the Company on January 2, 2017. The adoption of this standard for the year ending December 31, 2017 will not have a significant effect on its consolidated financial position, results of operations and cash flows other than to reclassify the current deferred tax asset as of January 1, 2017 in the amount of $1,301,280 to the non-current deferred tax assets.

On February 25, 2016 the Financial Accounting Standards Board issued a new standard ASU No. 2016-02, “Leases”. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. It will be effective for the Company on December 31, 2018. The Company is currently evaluating the effects this standard will have, if any, on its consolidated financial position, results of operations and cash flows together with evaluating the adoption date.

On March 30, 2016 the Financial Accounting Standards Board issued a new standard ASU No. 2016-09, “Compensation – Stock Compensation.” The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. It was effective for the Company on January 2, 2017. The adoption of this standard for the year ending December 31, 2017 will not have a significant effect on its consolidated financial position, results of operations and cash flows.

On August 26, 2016 the Financial Accounting Standards Board issued a new standard ASU No. 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” The new standard applies to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. It will be effective for the Company on January 1, 2018. The Company is currently evaluating the effects this standard will have, if any, on its consolidated financial position, results of operations and cash flows together with evaluating the adoption date.

On January 26, 2017 the Financial Accounting Standards Board issued a new standard ASU No. 2017-04, “Intangibles – Goodwill and Other – Simplifying the Test for Goodwill Impairment.” The new standard modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. It will be effective for the Company on December 30, 2019. The Company is currently evaluating the effects this standard will have, if any, on its consolidated financial position, results of operations and cash flows together with evaluating the adoption date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Uniroyal Global Engineered Products, Inc.
Sarasota, Florida

We have audited the accompanying consolidated balance sheets of Uniroyal Global Engineered Products, Inc. and subsidiaries (the "Company") as of January 1, 2017 and January 3, 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2017 and January 3, 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Tampa, FL
March 20, 2017

Uniroyal Global Engineered Products, Inc.
Consolidated Balance Sheets

ASSETS	January 1, 2017	January 3, 2016
CURRENT ASSETS
Cash and cash equivalents	$1,321,586	$1,910,112
Accounts receivable, net	14,555,463	14,209,056
Inventories, net	17,046,171	17,527,728
Other current assets	2,485,213	2,891,007
Related party receivable	25,456	23,298
Total Current Assets	35,433,889	36,561,201
PROPERTY AND EQUIPMENT, NET	13,611,494	14,003,276

OTHER ASSETS
Intangible assets	3,133,564	3,534,936
Goodwill	1,079,175	1,079,175
Other long-term assets	5,410,375	3,095,414
Total Other Assets	9,623,114	7,709,525
TOTAL ASSETS	$58,668,497	$58,274,002

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued in excess of bank balance	$679,494	$322,307
Lines of credit	16,799,592	16,577,279
Current maturities of long-term debt	851,988	639,018
Current maturities of capital lease obligations	368,718	489,978
Accounts payable	7,331,213	7,592,510
Accrued expenses	3,645,526	3,941,296
Related party obligation	371,161	276,880
Current portion of postretirement benefit liability - health and life	158,527	136,725
Total Current Liabilities	30,206,219	29,975,993

LONG-TERM LIABILITIES
Long-term debt, less current portion	1,994,910	2,134,243
Capital lease obligations, less current portion	856,171	1,469,317
Related party lease financing obligations	2,162,151	2,164,682
Long-term debt to related parties	2,826,907	4,449,243
Postretirement benefit liability - health and life, less current portion	2,883,684	2,836,638
Other long-term liabilities	838,308	975,781
Total Long-Term Liabilities	11,562,131	14,029,904
Total Liabilities	41,768,350	44,005,897

STOCKHOLDERS' EQUITY
Preferred units, Series A UEP Holdings, LLC, 200,000 units issued and outstanding ($100 issue price)	617,571	617,571
Preferred units, Series B UEP Holdings, LLC, 150,000 units issued and outstanding ($100 issue price)	463,179	463,179
Preferred stock, Engineered Products Acquisition Limited, 50 shares issued and outstanding ($1.51 stated value)	75	75
Common stock, 95,000,000 shares authorized ($.001 par value) 18,727,782 and 18,890,909 shares issued and outstanding as of January 1, 2017 and January 3, 2016, respectively	18,728	18,892
Additional paid-in capital	34,653,894	34,823,886
Accumulated deficit	(17,174,814)	(21,674,478)
Accumulated other comprehensive income	(1,678,486)	18,980
Total Stockholders' Equity	16,900,147	14,268,105
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,668,497	$58,274,002

See accompanying notes to the consolidated financial statements

Uniroyal Global Engineered Products, Inc.
Consolidated Statements of Operations

	Years Ended
	January 1, 2017	January 3, 2016

NET SALES	$100,377,278	$99,761,973

COST OF GOODS SOLD	77,515,316	77,813,354

Gross Profit	22,861,962	21,948,619

OPERATING EXPENSES:
Selling	5,078,706	5,201,199
General and administrative	8,008,975	7,779,012
Research and development	1,727,616	1,728,867
OPERATING EXPENSES	14,815,297	14,709,078

Operating Income	8,046,665	7,239,541

OTHER EXPENSE:
Interest and other debt related expense	(1,616,120)	(1,613,391)
Other expense	(249,640)	(65,361)
Other Expense	(1,865,760)	(1,678,752)

INCOME BEFORE TAX BENEFIT	6,180,905	5,560,789

TAX BENEFIT	(1,198,557)	(2,193,054)

NET INCOME	7,379,462	7,753,843

Preferred stock dividend	(2,879,798)	(2,801,687)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$4,499,664	$4,952,156

EARNINGS PER COMMON SHARE:
Basic	$0.24	$0.35
Diluted	$0.24	$0.26
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	18,828,378	14,334,485
Diluted	18,869,709	19,040,032

See accompanying notes to the consolidated financial statements

Uniroyal Global Engineered Products, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended
	January 1, 2017	January 3, 2016

NET INCOME	$7,379,462	$7,753,843

OTHER COMPREHENSIVE LOSS:
Minimum benefit liability adjustment	(76,405)	(391,785)
Foreign currency translation adjustment	(1,621,061)	(380,197)
OTHER COMPREHENSIVE LOSS	(1,697,466)	(771,982)

COMPREHENSIVE INCOME	5,681,996	6,981,861

Preferred stock dividend	(2,879,798)	(2,801,687)

COMPREHENSIVE INCOME TO COMMON SHAREHOLDERS	$2,802,198	$4,180,174

See accompanying notes to the consolidated financial statements

Uniroyal Global Engineered Products, Inc.
Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended January 1, 2017 and January 3, 2016

	Preferred A		Preferred B		Preferred C		UEPH Series A		UEPH Series B		EPAL Preferred		Common Stock				Accumu- lated Other Compre- hensive Income
	Shares	Amount	Shares	Amount	Shares	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit		Total Equity
Balance December 28, 2014	9,715	$798,500	2,702	$270,160	16,124	$1,600,467	200,000	$617,571	150,000	$463,179	50	$75	14,351,398	$14,352	$32,549,585	$(26,626,634)	$790,962	$10,478,217
Net Income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	7,753,843	-	7,753,843
Conversion of Preferred Stock	(9,715)	(798,500)	(2,702)	(270,160)	(16,124)	(1,600,467)	-	-	-	-	-	-	4,756,814	4,757	2,664,370	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(771,982)	(771,982)
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,801,687)	-	(2,801,687)
Purchase treasury shares at cost	-	-	-	-	-	-	-	-	-	-	-	-	(217,303)	(217)	(488,635)	-	-	(488,852)
Stock-based compensation expense															98,566			98,566
Balance January 3, 2016	-	-	-	-	-	-	200,000	$617,571	150,000	$463,179	50	$75	18,890,909	$18,892	$34,823,886	$(21,674,478)	$18,980	$14,268,105

Net Income																7,379,462		7,379,462
Other comprehensive loss		-		-		-	-	-	-	-	-	-	-	-	-	-	(1,697,466)	(1,697,466)
Issuance of common stock							-	-	-	-	-	-	3,576	3	(3)	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	-	-	381,262	-	-	381,262
Purchase treasury shares at cost							-	-	-	-	-	-	(166,703)	(167)	(551,251)	-	-	(551,418)
Preferred stock dividend																(2,879,798)		(2,879,798)
Balance January 1, 2017	-	$-	-	$-	-	$-	200,000	$617,571	150,000	$463,179	50	$75	18,727,782	$18,728	$34,653,894	$(17,174,814)	$(1,678,486)	$16,900,147

See accompanying notes to the consolidated financial statements

Uniroyal Global Engineered Products, Inc.
Consolidated Statements of Cash Flows

	Years Ended
CASH FLOWS FROM OPERATING ACTIVITIES	January 1, 2017	January 3, 2016

Net income	$7,379,462	$7,753,843
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,706,996	1,551,295
Stock-based compensation expense	381,262	98,566
Deferred tax benefit	(1,925,000)	(2,511,000)
Amortization of intangible assets	20,004	20,004
Loss on disposal of property and equipment	76,432	47,468
Noncash postemployment health and life benefit	(76,405)	(180,915)
Changes in assets and liabilities:
Accounts receivable	(1,997,110)	(37,619)
Inventories	(834,706)	(472,499)
Other current assets	178,050	5,278
Related party receivable	29,301	31,372
Other long-term assets	(72,697)	19,222
Accounts payable	619,464	(1,565,291)
Accrued expenses	69,390	332,056
Postretirement benefit liability - health and life	68,848	(15,116)
Other long-term liabilities	20,696	224,592
Cash Flows provided by Operating Activities	5,643,987	5,301,256
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,031,709)	(2,782,525)
Net payments on life insurance policies	(324,809)	(107,502)
Cash paid for lease deposit	-	(37,169)
Cash Flows used in Investing Activities	(2,356,518)	(2,927,196)
CASH FLOWS FROM FINANCING ACTIVITIES
Checks issued in excess of bank balance, net	357,187	(115,838)
Net advances on lines of credit	1,225,943	508,038
Payments on long-term debt	(318,064)	(256,176)
Proceeds from issuance of long-term debt and capital lease obligations	350,000	2,149,010
Payments on capital lease obligations	(441,689)	(337,223)
Proceeds from (payments on) related party obligation	(1,422,047)	3,533
Payment of preferred stock dividends	(2,860,825)	(2,479,665)
Purchase of treasury stock	(551,418)	(488,852)
Cash Flows used in Financing Activities	(3,660,913)	(1,017,173)
Net Change in Cash and Cash Equivalents	(373,444)	1,356,887
Cash And Cash Equivalents - Beginning Of Period	1,910,112	604,234
Effects of currency translation on cash and cash equivalents	(215,082)	(51,009)

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,321,586	$1,910,112

For noncash transactions and supplement disclosure of cash flow information see Note 2

See accompanying notes to the consolidated financial statements

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 1, 2017 and January 3, 2016

NOTE 1 - Summary of Significant Accounting Policies

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

The Company made the acquisition of Uniroyal through its newly formed subsidiary, UEP Holdings, LLC (“UEPH”). The aggregate purchase consideration paid for 100% of the outstanding equity of Uniroyal was preferred ownership interests issued by UEPH having a liquidation preference of $35 million. See Note 14 for a description of the preferred units issued. In a separate transaction, the Company purchased EPAL for 100 shares of the Company’s Common Stock and the Company’s guaranty of outstanding EPAL preferred stock retained by the seller, having a liquidation preference of £12,518,240 (approximately $20 million at closing).

The principal owner of Uniroyal and EPAL also owned all of the Company’s outstanding shares of Series A preferred stock and Series B preferred stock; a substantial portion of the Company’s outstanding Series C preferred stock; and approximately 6.8 million shares of Invisa common stock. As a result of this beneficial ownership, the seller controls in excess of 80% of the Company’s voting rights in all matters to come before the Company’s shareholders. As a result of this common ownership, the November 10, 2014 transaction was treated as a combination between entities under common control and was accounted for in a manner similar to the pooling-of-interest method. The recognized assets and liabilities were transferred at their carrying amounts at the date of the transaction. Further, the companies were also combined retrospectively for prior year comparative information to the extent permitted.

In December 2016 the Company changed the name of EPAL to Uniroyal Global (Europe) Limited (“UGEL”) and the name of Wardle Storeys to Uniroyal Global Limited (“UGL”).

The Company and its subsidiaries have adopted a 52/53-week fiscal year ending on the Sunday nearest to December 31. The years ended January 1, 2017 and January 3, 2016 were 52-week and 53-week years, respectively.

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 1, 2017 and January 3, 2016

Cash and Cash Equivalents

The Company defines cash and cash equivalents as highly liquid, short‑term investments with a maturity at the date of acquisition of three months or less.

The Company maintains cash in bank accounts which, at times, exceeds federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks.

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts, returns and discounts of $328,427 and $282,152 as of January 1, 2017 and January 3, 2016, respectively.

On an ongoing basis, the Company evaluates its accounts receivable based on individual customer circumstances, historical write‑offs and collections, and current industry and customer credit conditions, and adjusts its allowance for doubtful accounts accordingly. The Company’s policy regarding write‑offs and collection efforts varies based on individual customer circumstances. Past due accounts receivable are determined based on individual customer credit terms.

Customer Rebates

The Company records customer rebates as a reduction of net sales and accounts receivable. Accounts receivable are recorded net of an allowance for customer rebates of $137,141 and $207,551 as of January 1, 2017 and January 3, 2016.

Inventories

Inventories are valued at the lower of cost, using the first‑in, first‑out (FIFO) method, or market. The Company and its subsidiaries have policies which are consistently applied to maintain reserves for obsolescence based on specific identification or a percentage of the amount on hand based on inventory aging.

Property and Equipment

Property and equipment are stated at cost. Major expenditures for property and equipment are capitalized. Maintenance, repairs, and minor refurbishments are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are included in income.

Property and equipment are depreciated using the straight‑line method over their estimated useful lives. For income tax reporting purposes, depreciation is calculated using both applicable straight‑line methods and accelerated methods or capital allowances based on the various taxing jurisdictions’ approved methods.

Cash Surrender Value of Insurance Policies

Cash surrender value of insurance policies is valued at the cash surrender value of the contract as determined by the life insurance company. The gross cash value of the insurance policies totaled $468,998 and $144,189 as of January 1, 2017 and January 3, 2016, respectively. The cash value of the insurance policies are included in other long‑term assets on the accompanying Consolidated Balance Sheets.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 1, 2017 and January 3, 2016

Impairment of Finite-Lived Long‑Lived Assets

The Company reviews long‑lived assets, including property, equipment, and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset. To date, there have been no such losses.

Goodwill and Intangible Indefinite-Lived Assets

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired. Trademarks are recorded at estimated fair value at the date they were acquired in certain business acquisitions. To the extent it has been determined that the carrying value of goodwill or trademarks is not recoverable and is in excess of its fair value, an impairment loss is recognized. Impairment is reviewed annually. No impairment loss was deemed necessary as of January 1, 2017 or January 3, 2016.

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

The Company files income tax returns in the United States as a C-Corporation, and in several state jurisdictions and in the United Kingdom. The Company’s subsidiary, Uniroyal, is a limited liability company (LLC) for federal and state income tax purposes and as such, its income, losses, and credits are allocated to its members. Prior to November 10, 2014, as the previous owners, the sellers were the sole members and reported the allocations on their personal tax returns. As a result, there was no tax provision on its income prior to November 10, 2014.  After this date, Uniroyal’s income is allocated entirely to UEPH, a limited liability corporation, as its sole member.  The Company then receives this income allocation as the sole member of UEPH less the dividends paid on the preferred units held by the former members of Uniroyal.

The Company's tax returns for tax years 2012 and thereafter are subject to examination by taxing authorities. The Company records interest and penalties associated with uncertain tax positions related to these tax filings as interest expense. For the years ended January 1, 2017 and January 3, 2016, the Company has recorded no expense for interest or penalties.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 1, 2017 and January 3, 2016

Derivatives

The Company recognizes all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, as to whether the hedge is a cash flow hedge or a fair value hedge.

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

Fair Value of Financial Instruments

The Company’s short term financial instruments consist of cash and cash equivalents, receivables, accounts payable and the lines of credit. The Company adjusts the carrying value of financial assets denominated in other currencies such as cash, receivables, accounts payable and the lines of credit using the appropriate exchange rates at the balance sheet date. The Company believes that the carrying values of these short term financial instruments approximate their estimated fair values.

The fair value of the Company’s long term debt is estimated based on current rates for similar instruments with the same remaining maturities. In determining the current interest rates for similar instruments the Company takes into account its risk of nonperformance. The Company believes that the carrying value of its long term debt approximates its estimated fair value.

The Company uses foreign currency exchange contracts which are recorded at their estimated fair values in the accompanying Consolidated Balance Sheets. The fair value of the contracts at January 1, 2017 was an asset in the amount of $9,718 and was included in other current assets. At January 3, 2016, the fair value was a liability in the amount of $36,676 and was included in accrued expense. The fair values of the currency exchange contracts are based upon observable market transactions of spot and forward rates.

For the fiscal year ended January 1, 2017, there have been no changes in the application of valuation methods applied to similar assets and liabilities.

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

Level 1 ‑	Inputs to the valuation methodology are unadjusted quoted market prices for identical assets in active markets that the Company has the ability to access.

Level 2 ‑	Observable market based inputs or unobservable inputs that are corroborated by market data. Inputs to the valuation methodology include:

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 1, 2017 and January 3, 2016

>	quoted prices for similar assets or liabilities in active markets;
>	quoted prices for identical or similar assets or liabilities in inactive markets;
>	inputs other than quoted prices that are observable for the asset or liability;
>	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 ‑	Unobservable inputs that are unobservable and not corroborated by market data.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while the capital accounts are translated at the historical rate for the date they were recognized. Revenues and expenses are translated at the weighted average exchange rates during the year. The resulting translation gains and losses on assets and liabilities are recorded in accumulated other comprehensive income (loss), and are excluded from net income until realized through a sale or liquidation of the investment.

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

Revenue Recognition

Revenue is generally recognized from product sales upon shipment to the customer or upon receipt by the customer in accordance with the agreed upon customer terms when title and risk of ownership have passed, the price to the buyer is fixed or determinable and collectability is reasonably assured. Based on historical results and analysis, we estimate and calculate provisions for customer rebates and sales returns and allowances and record these estimated amounts as an offset to revenue in the same period the related revenue is recognized.

Shipping and Handling Costs

Shipping and handling costs charged to customers and the costs incurred by the Company are netted. Shipping and handling costs incurred by the Company are included in cost of goods sold.

Warranties

The Company warrants that the materials and workmanship of its products will meet customer specifications. The Company estimates its accrued warranty expenses based upon prior warranty claims experience. Accrued warranty expenses were not material as of January 1, 2017 and January 3, 2016.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 1, 2017 and January 3, 2016

Advertising

Advertising costs, other than promotional materials, are charged to expense as incurred. Promotional materials are expensed as they are distributed. Advertising expense was $191,688 and $360,429 for the years ended January 1, 2017 and January 3, 2016, respectively. As of January 1, 2017 and January 3, 2016, $116,428 and $135,436, respectively, of promotional materials were included in other long‑term assets in the accompanying consolidated financial statements.

Research and Development

Research and development costs are charged to expense as incurred. Research and development expense was $1,727,616 and $1,728,867 for the years ended January 1, 2017 and January 3, 2016, respectively.

Earnings Per Share

The Company calculates basic net income per common share by dividing net income after the deduction of preferred stock or preference dividends by the weighted average number of common shares outstanding. The calculation of diluted net income per share is consistent with that of basic net income per common share but gives effect to all potential common shares (that is, securities underlying options, warrants or convertible securities) that were outstanding during the period, unless the effect is anti-dilutive. For the year ended January 1, 2017, there were 41,331 dilutive common stock equivalents related to stock options included in the calculation of diluted earnings per common share. There were no dilutive common stock equivalents related to stock options for the year ended January 3, 2016. The Company’s 28,541 shares of convertible preferred stock Series A, Series B and Series C which were outstanding at December 28, 2014, were converted into 4,756,814 common shares on December 30, 2015. As a result of this conversion, for the year ended January 1, 2017 there were no dilutive preferred shares outstanding.

Future Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a new standard ASU No. 2014-09, "Revenue from Contracts with Customers." Under ASU 2014-09 recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new standard will be effective for the Company January 1, 2018. The Company is currently evaluating the effects this standard will have, if any, on its consolidated financial position, results of operations and cash flows together with evaluating the adoption date.

On February 18, 2015 the Financial Accounting Standards Board issued a new standard ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." The new standard affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. It was effective for the Company on January 4, 2016. Adoption of this ASU did not have a material impact on the Company’s financial position, results of operations and cash flows.

On April 7, 2015, the Financial Accounting Standards Board issued a new standard ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. It was effective for the Company on January 4, 2016. Adoption of this ASU did not have a material impact on the Company’s financial position, results of operations and cash flows.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 1, 2017 and January 3, 2016

On July 22, 2015, the Financial Accounting Standards Board issued a new standard ASU No. 2015-11, “Simplifying the Measurement of Inventory”. The new standard requires entities to measure most inventory at the lower of cost and net realizable value, which is a change from the current guidance under which an entity must measure inventory at the lower of cost or market with market defined as replacement cost, net realizable value or net realizable value less a normal profit margin. The ASU will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method. It will be effective for the Company on January 2, 2017. The adoption of this standard for the year ending December 31, 2017 will not have a significant effect on its consolidated financial position, results of operations and cash flows..

On November 20, 2015 the Financial Accounting Standards Board issued a new standard ASU No. 2015-17, “Income Taxes - Balance Sheet Classification of Deferred Taxes”. Under the new guidance deferred tax liabilities and assets will be classified as noncurrent in a classified statement of financial position. It will be effective for the Company on January 2, 2017. The adoption of this standard for the year ending December 31, 2017 will not have a significant effect on its consolidated financial position, results of operations and cash flows other than to reclassify the current deferred tax asset as of January 1, 2017 in the amount of $1,301,280 to the non-current deferred tax assets.

On February 25, 2016 the Financial Accounting Standards Board issued a new standard ASU No. 2016-02, “Leases”. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet the new ASU will require both types of leases to be recognized on the balance sheet. It will be effective for the Company on December 31, 2018. The Company is currently evaluating the effects this standard will have, if any, on its consolidated financial position, results of operations and cash flows together with evaluating the adoption date.

On March 30, 2016 the Financial Accounting Standards Board issued a new standard ASU No. 2016-09, “Compensation – Stock Compensation.” The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. It will be effective for the Company on January 2, 2017. The adoption of this standard for the year ending December 31, 2017 will not have a significant effect on its consolidated financial position, results of operations and cash flows..

On August 26, 2016 the Financial Accounting Standards Board issued a new standard ASU No. 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” The new standard applies to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. It will be effective for the Company on January 1, 2018. The Company is currently evaluating the effects this standard will have, if any, on its consolidated financial position, results of operations and cash flows together with evaluating the adoption date.

On January 26, 2017 the Financial Accounting Standards Board issued a new standard ASU No. 2017-04, “Intangibles – Goodwill and Other – Simplifying the Test for Goodwill Impairment.” The new standard modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. It will be effective for the Company on December 30, 2019. The Company is currently evaluating the effects this standard will have, if any, on its consolidated financial position, results of operations and cash flows together with evaluating the adoption date.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 1, 2017 and January 3, 2016

Subsequent Events

The Company has evaluated subsequent events occurring through the date that the financial statements were issued, for events requiring recording or disclosure in the January 1, 2017 financial statements. There were no material events or transactions occurring during this period requiring recognition or disclosure.

NOTE 2 - Noncash Transactions and Supplemental Disclosure of Cash Flow Information

During the year January 3, 2016, the Company reduced its borrowings on its lines of credit with additional borrowings on its term loan with Wells Fargo Capital Finance, LLC of $359,002. During the years ended January 1, 2017 and January 3, 2016, the Company paid down its term loans using available borrowings on its various lines of credit of $389,339 and $417,705, respectively.

During the years ended January 1, 2017 and January 3, 2016, the Company entered into several new equipment leases and financing obligations with fair values of $619,921 and $1,130,609, respectively, which are accounted for as capital assets. The fair values were added to property and equipment and a corresponding amount to capital lease or financing obligations.

The Company’s 28,541 shares of convertible preferred stock Series A, Series B and Series C which were outstanding at December 28, 2014, were converted into 4,756,814 common shares on December 30, 2015. See Note 14.

Supplemental disclosure of cash paid for the years ended:
	January 1, 2017	January 3, 2016

Interest expense	$1,592,550	$1,542,749

Income taxes	$273,477	$28,069

NOTE 3 - Inventories

Inventories consist of the following:

	January 1, 2017	January 3, 2016

Raw materials	$5,199,632	$5,066,589
Work‑in‑process	4,491,250	4,293,892
Finished goods	8,669,625	9,348,495
	18,360,507	18,708,976
Less: Allowance for inventory obsolescence	(1,314,336)	(1,181,248)

Total Inventories	$17,046,171	$17,527,728

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 1, 2017 and January 3, 2016

NOTE 4 – Other Current Assets

Other current assets consist of the following:
	January 1, 2017	January 3, 2016

Current deferred tax asset, net of valuation allowance at January 3, 2016	$1,301,280	$1,872,417
Other	1,183,933	1,018,590

Total Other Current Assets	$2,485,213	$2,891,007

NOTE 5 - Property and Equipment

The major categories of property and equipment are summarized as follows:

	Depreciable Lives	January 1, 2017	January 3, 2016
Building and building improvements	8 – 25 yrs.	$422,910	$226,873
Machinery and equipment	8 ‑ 10 yrs.	22,097,617	21,780,293
Computer equipment	3 ‑ 10 yrs.	1,263,127	1,223,229
Furniture and fixtures	7 ‑ 10 yrs.	164,322	172,945
Real estate under lease	20 yrs.	2,165,914	2,165,914
Construction‑in‑progress	‑	57,530	52,316

Total Property and Equipment		26,171,420	25,621,570

Less: Accumulated depreciation		(12,559,926)	(11,618,294)

Net Property and Equipment		$13,611,494	$14,003,276

NOTE 6 - Intangible Assets

Intangible assets are summarized as follows:

	Amortizable Lives	January 1, 2017	January 3, 2016

Trademarks and trade names	Indefinite	$3,091,889	$3,473,257
Other	5 years	41,675	61,679

Total Intangible Assets		$3,133,564	$3,534,936

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 1, 2017 and January 3, 2016

NOTE 7 – Other Long-term Assets

Other long-term assets consist of the following:
	January 1, 2017	January 3, 2016

Non-current deferred tax asset, net of valuation allowance at January 3, 2016	$4,434,000	$2,509,000
Other	976,375	586,414

Total Other Long-term Assets	$5,410,375	$3,095,414

NOTE 8 – Other Long-term Liabilities

Other long-term liabilities consist of the following:
	January 1, 2017	January 3, 2016

Non-current deferred tax liability	$790,252	$909,376
Other	48,056	66,405

Total Other Long-term Liabilities	$838,308	$975,781

NOTE 9 - Lines of Credit

The Company’s Uniroyal subsidiary has available a $30,000,000 revolving line of credit financing agreement with Wells Fargo Capital Finance, LLC, which matures on October 17, 2019. Interest is payable monthly at the Eurodollar rate plus 2.25% or Wells Fargo Capital Finance, LLC's prime rate at the Company's election on outstanding balances up to $6,000,000 and prime rate on amounts in excess of $6,000,000. The line of credit weighted average interest rate including unused facility fees was approximately 3.81% as of January 1, 2017. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable, inventories and equipment. The line of credit is secured by substantially all of Uniroyal's assets and includes certain financial and restrictive covenants.

The outstanding balance on the line of credit (“Uniroyal Line of Credit”) was $9,668,388 and $8,768,140 as of January 1, 2017 and January 3, 2016, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying Consolidated Balance Sheets.

The Company’s U.K. subsidiary has available a £8,500,000 (approximately $10.5 million) revolving line of credit financing agreement with Lloyds Bank Commercial Finance Limited (“UK Line of Credit”) which is subject a to six-month notice by either party. The line has several tranches based on currency or underlying security. Interest is payable monthly at the base rate (UK LIBOR or Lloyds Bank Base Rate as published) plus 1.95% to 2.45% depending on the tranche. The line of credit weighted average interest rate was approximately 2.44% as of January 1, 2017. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable and inventories. The line of credit is secured by substantially all of the subsidiary's assets and includes certain financial and restrictive covenants.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 1, 2017 and January 3, 2016

The outstanding balance on the UK Line of Credit was £5,792,236 and £5,264,550 ($7,131,204 and $7,809,139) as of January 1, 2017 and January 3, 2016, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying Consolidated Balance Sheets.

NOTE 10 - Long‑Term Debt

Long‑term debt consists of the following:

	January 1, 2017	January 3, 2016

Uniroyal term loans with Wells Fargo Capital Finance, LLC, monthly interest only payments at the Eurodollar rate plus 2.25% or Wells Fargo Bank, National Association's prime rate. The term loans' weighted average interest rate was approximately 3.51% as of January 1, 2017. Monthly principal balances are reduced by $24,766 each month, resulting in a conversion, or increase, of the same amount in the line of credit each month (see Note 2). Term loans mature in October 2019 and are secured by substantially all of the Company's assets and include certain financial and restrictive covenants.	1,089,721	1,386,917

Term loan with Lloyds Bank Commercial Finance Limited; issued to the Company’s U.K. subsidiary, at £340,000 (approximately $420,000; payable in 60 monthly payments of £5,667 (approximately $6,977); Interest is payable monthly at the rate of 3.15% above the base rate (UK LIBOR); monthly, the principal is reduced by required payment resulting in an increase of the same amount in the line of credit (see Note 9). The loan matures in February 2019 and is secured by substantially all of the subsidiaries’ assets and includes certain financial and restrictive covenants.	181,392	319,413

Financing obligation to Kennet Equipment Leasing; upon completion, payable in monthly installments of £16,636 ($20,482) including interest and principal at a rate of 10.9%. The loan matures in May 2021 and is secured by certain equipment.	801,153	721,354

Note payable to Balboa Capital Corporation; assigned to Wells Fargo, payable in quarterly installments of $37,169 including interest and principal at a rate of 5.72% with the remaining principal due May 2018. The note is secured by certain equipment.	213,230	345,577

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 1, 2017 and January 3, 2016

Note payable to Regents Capital Corporation; payable in monthly installments of $10,805 including interest and principal at a rate of 7.41% with the remaining principal due December 2019. The note is secured by certain equipment.	350,000	-

Note payable to De Lage Landen Financial Services payable in monthly installments of $2,658 including interest and principal at a rate of 7.35% with the remaining principal due May 2021. The note is secured by certain equipment.	118,073	-

Note payable to Ford Motor Credit payable in monthly installments of $849 including interest and principal at a rate of 4.31% with the remaining principal due November 2021. The note is secured by certain equipment.	44,387	-

Note payable to Byline Financial Group, payable in monthly installments of $1,999 including interest and principal at a rate of 8.55% with the remaining principal due March 2019. The note is secured by certain equipment.	48,942	-

Totals	2,846,898	2,773,261

Less: Current portion	(851,988)	(639,018)

Long‑Term Portion	$1,994,910	$2,134,243

Principal requirements on long‑term debt for years ending after January 1, 2017 are as follows:

Totals

2017	$851,988
2018	819,008
2019	890,255
2020	242,256
2021	43,391

Total	$2,846,898

In June 2015, the Company signed a pre-lease agreement with Kennet Equipment Leasing Limited (“Kennet”) whereby Kennet would advance funds in various tranches to finance the purchase, refurbishing and installation of certain equipment to be used in its UK manufacturing facility. The total financing obligation was £828,000 or approximately $1.02 million. Monthly payments are £16,636 ($20,482) over a 61-month period at 10.9% interest. At January 3, 2016, Kennet had incurred £549,560 or approximately $840,000 based on the exchange rate at that time. This amount was included in property and equipment and a corresponding amount less preliminary payments totaling £71,321 was recorded as a financing obligation. During the year ended January 1, 2017, the remaining amount of £278,440 was incurred and included in property and equipment and financing obligations.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 1, 2017 and January 3, 2016

NOTE 11 - Related Party Obligations

Long‑term debt to related parties consists of the following:

	January 1, 2017	January 3, 2016

Senior subordinated promissory notes issued to the Company’s majority shareholder; monthly interest only payments at 9.25%; principal payment of $2,000,000 due on October 17, 2018. The senior subordinated promissory notes are secured by substantially all assets of the Company subject to the notes' subordination to the line of credit and term loans with Wells Fargo Capital Finance, LLC.	$2,000,000	$2,000,000

Secured promissory note issued to the Company’s majority shareholder related to UGEL’s acquisition of UGL (Wardle Storeys) on March 4, 2013; quarterly interest only payments at 6.25%; principal payment of 10% of original principal amount due on December 31, 2020; a 20% payment due on December 31, 2021, a 30% payment on December 31, 2022 and the final 40% due on December 31, 2023. The note was secured by UGEL’s investment in UGL.	-	1,254,822

Senior secured promissory note issued to Centurian Investors, Inc., an entity controlled by the Company’s majority shareholder; quarterly interest payments at 10% which started due April 1, 2015; quarterly principal payments of $91,879 started April 1, 2016; the note is secured by substantially all the assets of the Company.	1,194,421	1,470,057

Totals	3,194,421	4,724,879

Less: Current portion	(367,514)	(275,636)

Total Long-term Debt to Related Parties	$2,826,907	$4,449,243

On November 24, 2015, the Company amended its secured promissory note related to the Wardle Storeys acquisition to convert the principal and interest to Euros rather than British Pounds Sterling. No other terms of the note were changed at that time. The change became effective November 24, 2015. On May 27, 2016, the Company amended the note to change the maturity date from December 31, 2023 to May 31, 2016, effective on that date. The principal of the note in the amount of €1,152,585 or $1,285,593 and accrued interest were paid on May 31, 2016.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 1, 2017 and January 3, 2016

During 2013, the Company sold real estate to a related party owned by the Company's majority owners and as part of the transaction the Company leased real estate it sold, plus additional land owned by the related party. Due to the terms of the lease, it qualified for treatment as a capital lease and accordingly a lease financing obligation with the related party for $2,165,914 was recognized in addition to a corresponding capital lease asset of the same amount. The lease financing obligation, under which the Company leases its main manufacturing facility and certain other property from the related party lessor entity, accrues interest at 18.20% and currently requires monthly principal and interest payments of $32,439, which are adjusted annually based on the consumer price index. The lease financing obligation matures during October 2033. The Company made a security deposit of $267,500 with the lessor entity at the inception of the lease financing arrangement. This amount is included in other long-term assets in the accompanying Consolidated Balance Sheets.

For the years 2014 through 2016 the amount of interest owed exceeded the amount of payments made, resulting in a net increase to the outstanding principal balance of the lease financing obligation. This obligation is shown in the accompanying Consolidated Balance Sheets as Related Party Lease Financing Obligation which has a balance of the following as of January 1, 2017 and January 3, 2016.

	January 1, 2017	January 3, 2016

Related party lease financing obligation	$2,165,798	$2,165,926

Less: Current portion	(3,647)	(1,244)

Long‑Term Portion	$2,162,151	$2,164,682

The current portions of the long-term debt to related parties and the related party lease financing obligation are combined and are shown in current liabilities as related party obligations.

	January 1, 2017	January 3, 2016

Current portion of long-term debt to related parties	$367,514	$275,636

Current portion related party lease financing obligation	3,647	1,244

Related Party Obligation	$371,161	$276,880

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 1, 2017 and January 3, 2016

Principal payments on this obligation and the aforementioned long-term debt to related parties for years ending after January 1, 2017, are as follows:

Totals
2017	$371,161
2018	2,376,337
2019	382,221
2020	113,645
2021	30,231
Thereafter	2,086,624

Total	$5,360,219

NOTE 12 – Income Taxes

The Company files income tax returns in the United States as a C-Corporation, and in several state jurisdictions and in the United Kingdom. The Company’s subsidiary, Uniroyal, is a limited liability company (LLC) for federal and state income tax purposes and as such, its income, losses, and credits are allocated to its members. Prior to November 10, 2014, as the previous owners, the sellers were the sole members and reported the allocations on their personal tax returns. As a result, there was no tax provision on its income prior to November 10, 2014. The Company made the acquisition of Uniroyal through UEPH, a limited liability corporation, which issued preferred ownership interests to the sellers that provide for quarterly dividends. Uniroyal’s post-acquisition taxable income is allocated entirely to UEPH as its sole member and since it is a pass-through entity, this income less the dividends paid to the sellers of Uniroyal is reported on the Company’s tax return. The taxable income applicable to the dividends for the preferred ownership interests is reported to the sellers who report it on their respective individual tax returns.

The (benefit) provision for income taxes for the years ended January 1, 2017 and January 3, 2016 were:

	January 1, 2017	January 3, 2016
Current
Federal	$-	$-
State	174,323	100,231
Foreign	-	-
Total current income tax provision	174,323	100,231
Deferred
Federal	(1,925,000)	(2,511,000)
Foreign	552,120	217,715
Total deferred income tax benefit	(1,372,880)	(2,293,285)
Total income tax benefit	$(1,198,557)	$(2,193,054)

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 1, 2017 and January 3, 2016

The benefit for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes. The Company’s combined federal, state and foreign effective tax rate as a percentage before taxes for the years ended January 1, 2017 and January 3, 2016, was a negative 19.4%, and 39.4%, respectively. The following is a reconciliation of the income tax at the effective tax rate with the income tax at the U.S. federal statutory tax rate for the years ended January 1, 2017 and January 3, 2016:

	January 1, 2017	January 3, 2016

Income tax at statutory rates	$2,101,508	$1,890,668

Change in deferred tax valuation	(1,904,665)	(2,739,379)
Foreign tax rate differential	(587,609)	(395,328)
UEPH preference dividend	(646,000)	(624,104)
Research and development credit	(198,539)	(406,884)
Effect of change in tax rate on deferred items	(115,420)	(85,249)
Other	(22,155)	66,991
State tax provisions	174,323	100,231
Income tax benefit	(1,198,557)	(2,193,054)

Effective income tax rate	(19.4)%	(39.4)%

The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:
	January 1, 2017	January 3, 2016
Current:
Deferred tax assets:
Net operating loss carryforward	$1,301,280	$1,872,417
Total current deferred tax assets	1,301,280	1,872,417
Noncurrent:
Deferred tax assets:
Net operating loss carryforward	4,493,877	2,585,067
Total noncurrent deferred tax assets	4,493,877	2,585,067
Deferred tax liabilities:
Trademarks	(316,521)	(403,786)
Deferred gain	(205,949)	(262,835)
Capital allowances	(327,659)	(318,822)
Total noncurrent deferred tax liabilities	(850,129)	(985,443)
Total noncurrent deferred tax asset (liabilities), net	3,643,748	1,599,624
Net deferred tax assets	$4,945,028	$3,472,041

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 1, 2017 and January 3, 2016

Noncurrent deferred tax asset as of January 1, 2017 and January 3, 2016 are $4,434,000 and $2,509,000, respectively, resulting from carryforwards related to US net operating losses and $59,877 and $76,067, respectively, of carryforwards resulting from U.K. losses. The $4,434,000 and $2,509,000 of deferred assets for U.S. losses are shown separately in the accompanying financial statements as noncurrent deferred tax assets. The $59,877 and $76,067 deferred assets for U.K. losses are netted with the noncurrent deferred tax liabilities, which are all related to U.K. tax, and shown as net deferred tax liabilities of $790,252 and $909,376.

The Company has a federal net operating loss carryforward of approximately $17 million as of January 3, 2016, which expires in years beginning 2020 through 2034.  The Company has deferred tax assets as a result of these loss carryforwards which had been reduced by a valuation allowances to $3,764,000 at January 3, 2016. Based on evidence available at January 1, 2017, it was determined that a valuation allowance was no longer required.

NOTE 13 - Postretirement and Postemployment Benefit Liabilities

Postretirement Benefit Liability ‑ Health and Life

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

The accumulated postretirement benefit obligation, plan assets and accrued postretirement liability as of the plan's measurement date are as follows:

	January 1, 2017	January 3, 2016

Postretirement Benefit Liability ‑ Health and Life	$3,276,088	$3,283,645
Less: Plan assets	-	-

Accrued postretirement benefit cost	3,276,088	3,283,645
Less: Unrecognized net gain	(233,877)	(310,282)

Accumulated postretirement benefit obligation	3,042,211	2,973,363

Less: Current portion	(158,527)	(136,725)

Long‑Term Portion	$2,883,684	$2,836,638

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 1, 2017 and January 3, 2016

Net pension benefit for the plan is comprised of the following:

	January 1, 2017	January 3, 2016

Service cost	$-	$2,651
Interest cost on projected benefit obligation	111,263	107,399
Amortization of prior service cost	-	(74,631)
Amortization of net gain	(4,692)	(106,284)

Net pension expense (benefit)	$106,571	$(70,865)

Reconciliation of losses in other comprehensive income (loss) is as follows:

	January 1, 2017	January 3, 2016

Net actuarial loss	$(71,713)	$(210,870)
Amortization of prior service credit and actuarial gain	(4,692)	(180,915)

Pension adjustment in other comprehensive loss	$(76,405)	$(391,785)

The amount in accumulated other comprehensive income at January 1, 2017 that has not yet been recognized as a component of net periodic benefit costs is $233,877 and consists of unrecognized net actuarial gains.

The significant assumptions used in determining the accumulated postretirement benefit obligation and net periodic benefit cost are as follows:

	January 1, 2017	January 3, 2016
Health Care Cost Trend Rates:
2016	4.00%	4.00%
Thereafter	4.00%	4.00%
Discount rate	3.67%	3.83%
Measurement Date	December 31, 2016	December 31, 2015

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 1, 2017 and January 3, 2016

Employer and employee contributions to the plan were $121,052 and $6,924, respectively, during the year ended January 1, 2017 and $136,645 and $5,429, respectively, during the year ended January 3, 2016. Contributions to the plan are made each year based on estimated benefit payments to be paid out of the plan. Estimated benefit payments from the plan for each of the next five years, and in the aggregate for the five years thereafter, are as follows:

2017	$158,527
2018	171,831
2019	188,306
2020	186,468
2021	187,588
2022 ‑ 2026	892,170

Total	$1,784,890

Postemployment Benefit Liability ‑ Severance

The Company provides certain severance benefits for substantially all union employees who began their employment prior to 1986. Accounting standards for postemployment benefits require the Company to accrue the estimated cost of future severance payments during the years the employees provide services.

The accrued postemployment benefit liability as of January 1, 2017 and January 3, 2016 was $43,462 and $58,309, respectively, and is included in other long-term liabilities. The accrued postemployment benefit liability was determined using discount rates of 3.67% and 3.85% as of January 1, 2017 and January 3, 2016, respectively.

Postemployment Benefit Liability ‑ Other

Under the terms of the union contract, the Company provides monthly payments of $300 to the spouses of employees who died prior to retirement from the Company. The payments cease upon the earlier of the spouse’s remarrying, the spouse's death or the spouse attaining age 62. The spouses of two former employees are currently receiving benefit payments under this provision of the union contract as of January 1, 2017 and January 3, 2016. The Company has recorded a long‑term liability of $4,594 and $8,096 as of January 1, 2017 and January 3, 2016, respectively, which is included in other long‑term liabilities in the accompanying Consolidated Balance Sheets, related to the estimated future benefit payments to the two former employees' spouses.

NOTE 14 - Equity

The Company has authorized 5,000,000 shares of convertible preferred stock with a $100 face value per share. At December 28, 2014 the Company had the following outstanding:

Issued and
Series	Outstanding
Series A	9,715
Series B	2,702
Series C	16,124

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 1, 2017 and January 3, 2016

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

On December 30, 2015, all of shares of the Company’s outstanding Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were converted to common stock in accordance with the following schedule
	Number of Preferred Shares	Shares of Common Issued	Class of Common
Series of Convertible Preferred Stock
Series A	9,715	1,619,102	Class B Common Stock
Series B	2,702	450,315	Ordinary Common Stock
Series C	16,124	2,687,397	Ordinary Common Stock
		4,756,814

The following table summarizes the Company’s common stock outstanding by class:

	January 1, 2017	January 3, 2016
Ordinary Common Stock	17,108,680	17,271,807
Class B Common Stock	1,619,102	1,619,102
Total	18,727,782	18,890,909

Acquisition

On November 10, 2014, the Company acquired Uniroyal and UGEL (previously EPAL), the holding company for UGL (previously Wardle Storeys). Pursuant to the acquisition of Uniroyal, 200,000 units of Series A preferred units and 150,000 units of Series B preferred units of UEPH Holding LLC, a wholly-owned subsidiary of the Company, were issued to the former owners of Uniroyal.  Each of the UEP Holdings Series A and Series B preferred units have an issue price of $100 per unit or a total face value of $20,000,000 and $15,000,000, respectively. The Series UEPH A preferred units are entitled to a preferred return of an amount per annum equal to five percent (5.00%) of the issue price of such UEPH Series A preferred unit. The UEPH Series B preferred units are entitled to a preferred return of an amount per annum equal to five and one half percent (5.50%) of the issue price of such UEPH Series B preferred unit, increasing by one half percent (0.50%) on the first anniversary of the effective date and by an additional one half percent (0.50%) on each successive anniversary of the effective date thereafter, up to a maximum of eight percent (8.00%) on the fifth anniversary of the effective date. As of January 1, 2017, the preferred return percentage of the Series UEPH B preferred units is 6.5%.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 1, 2017 and January 3, 2016

In a separate transaction, the Company also purchased all the outstanding 50 common shares of UGEL, a UK limited company, for 100 shares of its common stock and its guaranty of outstanding UGEL preferred stock retained by the seller, having a liquidation preference of £12,518,240 (approximately $20 million at the date of the transaction). As part of the transaction, 50 shares of the UGEL common stock held by the seller had been converted and reclassified as preferred shares. These preferred shares were entitled to a fixed cumulative preferential dividend of £625,912 per annum payable quarterly (approximately $1,000,000 at the date of the transaction).

On November 24, 2015, the Company amended the Articles of Association of UGEL to change the liquidation preference of the 50 shares of preferred stock from £12,518,240 to €17,699,314 (approximately $18,656,837) and the payment of the quarterly dividend from £156,478 to €221,241 (approximately $233,210). These conversions were based on the exchange rate of British Pounds Sterling to the Euro on November 24, 2015.

NOTE 15 – Stock Options or Stock Based Compensation

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

We based the expected volatility on comparable companies’ volatility because we determined that this was more reflective and a better indicator of the Company’s expected volatility than our historical volatility. The historical stock price and volatility have been significantly different from the expected business activities over what will be the service period.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 1, 2017 and January 3, 2016

On a quarterly basis, we assess changes to our estimate of expected option award forfeitures based on our review of recent forfeiture activity and expected future employee turnover. We recognize the effect of adjustments made to the forfeiture rates, if any, in the period that we change the forfeiture estimate.  For the year ended January 1, 2017 there were no forfeiture rate adjustments and future adjustments are not expected to be significant.

Stock option activity for the year ended January 1, 2017 is as follows:

	Stock Options
	Total	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price	Non- Vested	Weighted Average Exercise Price
Outstanding at December 28, 2014	-	$-		$-		$-
Granted - July 30, 2015	665,000	$2.37	-	-	665,000	$2.37
Vested				-
Exercised	-	-	-	-	-
Forfeited or cancelled	-	-	-	-	-
Outstanding at January 3, 2016	665,000	$2.37	-		665,000	$2.37
Granted - April 7, 2016	360,250	$3.57	-		360,250	$3.57
Vested			230,001	$2.37	(230,001)	$2.37
Exercised	(3,576)	$2.37	(3,576)	$2.37
Forfeited or cancelled	(23,924)	$2.62	(8,924)	$2.37	(15,000)	$2.77
Outstanding at January 1, 2017	997,750	$2.80	217,501	$2.37	780,249	$2.92

Aggregate Intrinsic Value January 3, 2016	$551,950		$-		$551,950

Aggregate Intrinsic Value January 1, 2017	$597,525		$202,276		$395,249

Option expense recognized was $381,262 and $98,566 for the years ended January 1, 2017 and January 3, 2016, respectively. As of January 1, 2017, there was $781,524 in unrecognized compensation cost related to the options granted under the 2015 Stock Option Plan. We expect to recognize those costs over the remaining 27 months of the vesting term.

NOTE 16 – Earnings Per Share

The following table sets for the computation of earnings per common share - basic and earnings per common share - diluted:

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 1, 2017 and January 3, 2016

	January 1, 2017	January 3, 2016
Numerator

Net income available to common shareholders	$4,499,664	$4,952,156

Denominator

Denominator for basic earnings per share - weighted average shares outstanding	18,828,378	14,334,485
Weighted average effect of dilutive securities	41,331	4,705,547
Denominator for dilutive earnings per share - weighted average shares outstanding	18,869,709	19,040,032

Basic and Diluted Income Per Share
Net income available to common shareholders	$0.24	$0.35

Effect of dilutive securities	(0.00)	(0.09)

Net income available to common shareholders	$0.24	$0.26

For the year ended January 1, 2017, there were 41,331 dilutive common stock equivalents related to stock options included in the calculation of diluted earnings per common share. There were no dilutive common stock equivalents related to stock options for the year ended January 3, 2016. The Company’s 28,541 shares of convertible preferred stock Series A, Series B and Series C which were outstanding at December 28, 2014, were converted into 4,756,814 common shares on December 30, 2015.

NOTE 17 – Capital Leases

The Company has several equipment capital leases which expire from January 2017 through January 2021 with monthly lease payments ranging from approximately $1,119 to $31,120 per month. The capital lease obligations are secured by the related equipment. As of January 1, 2017 and January 3, 2016, assets recorded under capital leases are included in property and equipment in the accompanying Consolidated Balance Sheets. Amortization of items under capital lease obligations has been included with depreciation expense on owned property and equipment in the accompanying Consolidated Statements of Operations.

The principal balances of the capital lease obligations are $1,224,889 and $1,959,295 as of January 1, 2017 and January 3, 2016, respectively, with interest rates ranging from 3.84% to 19.15%.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 1, 2017 and January 3, 2016

Principal requirements on capital leases for years ending after January 1, 2017, are as follows:

2017	$425,440
2018	407,939
2019	392,676
2020	104,268
2021	6,106
1,336,429
Less interest	(111,540)
1,224,889
Less current portion	(368,718)

Total	$856,171

NOTE 18 – Operating Leases

The Company leases office facilities and equipment under various lease agreements which expire from January 2017 through March 2029. The agreements include payments ranging from approximately $31 to $31,421 per month. Total operating lease expense was approximately $1,071,018 and $1,223,242 for the years ended January 1, 2017 and January 3, 2016, respectively.

Aggregate minimum rental expense under operating lease obligations for years ending after 2016 are as follows:

2017	$885,805
2018	701,504
2019	590,827
2020	477,329
2021	378,548
2022 and thereafter	2,733,547

Total	$5,767,560

NOTE 19 – Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss) were as follows:

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 1, 2017 and January 3, 2016

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustment	Total
Balance at December 28, 2014	$702,067	$88,895	$790,962

Other comprehensive losses before reclassifications	(210,870)	(380,197)	(591,067)

Reclassification adjustment for gains included in net income	(180,915)		(180,915)

Balance at January 3, 2016	310,282	(291,302)	18,980

Other comprehensive losses before reclassifications	(71,713)	(1,621,061)	(1,692,774)

Reclassification adjustment for gain included in net income	(4,692)		(4,692)

Balance at January 1, 2017	$233,877	$(1,912,363)	$(1,678,486)

The gain (loss) reclassified from accumulated other comprehensive income (loss) into income is recorded to the following income statement line items:

Other Comprehensive Income Component	Income Statement Line Item
Minimum Benefit Liability Adjustments	General and administrative expense

NOTE 20 - Retirement Plans

Effective February 3, 2004, the Company established a 401(k) plan which covers substantially all non‑union U.S. employees. The Company did not make any contributions to the plan during the years ended January 1, 2017 and January 3, 2016.

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

The UK salaried employees are covered by a separate plan which meets the statutory minimum requirements and provides that the Company will contribute a percentage of the employee’s compensation based on the percentage contributed to the plan by the employee. For employees hired prior to July 2015, the schedule of contribution is as follows:

Employee	Company
2%	6%
3%	7%
4%	7 ½%
5%	8%

For employees hired after June 2015, the schedule of contribution follows the statutory minimum requirements which are being phased in over time. This schedule is as follows:

Phase in Period	Employee	Company
Prior April 2018	1%	1%
April 2018 to April 2019	2%	3%
After April 2019	3%	5%

The Company made contributions of £361,447 and £339,419 to the U.K. plans for the years ended January 1, 2017 and January 3, 2016, respectively.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 1, 2017 and January 3, 2016

NOTE 21 - Concentrations

Labor Union

The Company relies on United Steel Workers International Union AFL-CIO, CLC Local #1207 for its U.S. manufacturing employees. The current pending union contract expires on March 12, 2023. The contract will continue from year‑to‑year thereafter, unless notice terminating the agreement is given by either party sixty days prior to March 12th in any year after March 12, 2023. Employees at the U.K. facility can be represented by UNITE although participation is not required. The collective bargaining agreement with UNITE does not specify a termination date.

          Major Customers

Sales to eight automotive industry suppliers accounted for 46% and 43% of total Company sales during the years ended January 1, 2017 and January 3, 2016, respectively. Accounts receivables from these customers totaled 63% and 58% of total receivables as of January 1, 2017 and January 3, 2016, respectively.

Major Suppliers

The Company purchases a significant quantity of its raw materials from certain major suppliers. Management believes this concentration does not pose a significant risk to the Company's operations as other suppliers are readily available.

NOTE 22 - Related Party Transactions

During 2013, the Company entered into a lease arrangement and obtained a lease financing obligation with a related party lessor entity (see Note 11).

Related party receivable of $25,456 and $23,298 at January 1, 2017 and January 3, 2016, respectively, were short-term advances to employees that were repaid after January 1, 2017 and January 3, 2016, respectively.

The Company’s chief financial officer, who is also on the Company’s Board of Directors, does not have a written employment agreement and works on a part-time basis for the Company.  The Company paid $24,000 and $2000 to a company controlled by him as a consulting fee during for the years ended January 1, 2017 and January 3, 2016, respectively.

NOTE 23 - Employment Agreements

The Company has employment agreements with three management employees as of January 1, 2017. The initial term of the employment agreements is three years. The term can be renewed or extended as provided for in the employment agreements. The agreements include various benefits to be provided to the employees including salary, bonus, life insurance and severance benefits.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 1, 2017 and concluded that our disclosure controls and procedures were effective as of January 1, 2017.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework published in 2013. Based on this assessment, and on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of January 1, 2017.

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

Changes in Internal Controls over Financial Reporting

During the year ended January 1, 2017, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.
 PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company

Information required by this Item concerning  the Company’s directors and all persons nominated for election as directors at the Company’s Annual Meeting of Stockholders (the “2017 Annual Meeting”)  will be included in the section of  the Company’s Definitive Proxy Statement in connection with our 2017 Annual Meeting (the “2017 Proxy Statement”) , which will be filed with the SEC within 120 days after our fiscal year end of January 1, 2017,  entitled “Election of Directors”  and is incorporated herein by reference.   Information required by this Item concerning the Company’s executive officers will be set forth in the section of our 2017 Proxy Statement entitled “Executive Officers of the Company” and is incorporated herein by reference.

Corporate Governance

Information required by this Item concerning the Audit Committee and the Audit Committee’s financial expert will be included in the section of our 2017 Proxy Statement entitled “Audit Committee” and is incorporated herein by reference.

Section 16(a) Compliance

Information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be included in the section of our 2017 Proxy Statement   entitled “Compliance with Section 16(a) of the Exchange Act” and is incorporated herein by reference.

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

Information required by this Item will be included in the sections of our 2017 Proxy Statement entitled “Directors’ Compensation for Fiscal Year 2016,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Report” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management will be included in the section of our 2017 Proxy Statement entitled “Share Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item concerning certain relationships and related transactions and director independence will be included in the section of our 2017 Proxy Statement entitled “Governance of the Company –Related Person Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Annual fees billed for the audit and interim review services aggregated approximately $264,266 for 2016 and $204,941 for 2015. Annual fees billed for tax-related services aggregated approximately $15,250 for 2016 and $19,750 for 2015. In addition, fees billed for other services aggregated approximately $53,571 for 2016 and $3,250 for 2015.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services, provided by Frazier & Deeter in 2015 and 2016. Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or his designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a)   Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:
Exhibit No.	Description

2.1
Agreement of Merger and Plan of Reorganization dated 2/25/02 by and among SmartGate Inc., SmartGate/RadioMetrix Acquisition Corp. and Radio Metrix Inc., Letter of Clarification, and Amendment dated as of April 24, 2003 (Incorporated by reference to Form 10-KSB filed on June 23, 2003.)

3.1	Amended and Restated Articles of Incorporation of Invisa, Inc. (Incorporated by reference to Form 8-K filed on July 16, 2015.)
3.2	Amended and Restated Articles of Incorporation of Uniroyal Global Engineered Products, Inc. (Incorporated by reference to Form 8-K filed on July 16, 2015)
3.3	Amended and Restated Bylaws of Invisa, Inc. (Incorporated by reference to Form 10-K filed on March 30, 2015.)
4.1	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock dated August 16, 2004 (Incorporated by reference to Form 10-QSB filed on August 23, 2004.)
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

10.61	Guaranty in favor of Lloyds Bank Commercial Finance Limited (Incorporated by reference to Form 8-K filed on January 20, 2015.)
10.62	Agreement dated December 31, 2014 with Centurian Investors, Inc. to consolidate loan (Incorporated by reference to Form 10-K filed on March 30,2015)
10.63	Senior Secured Promissory Note dated December 31,2014 (Incorporated by reference to Form 10-K filed on March 30,2015)
10.64	Amendment to General Security Agreement dated December 31,2014 (Incorporated by reference to Form 10-K filed on March 30,2015)
14.1	Uniroyal Global Engineered Products, Inc. Code of Business Conduct and Ethics (Incorporated by reference to Form 8-K filed July 1, 2015)
21.1 *	Subsidiaries of the Company
31.1 *	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350.
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350.
101.INS *	XBRL Instance Document **
101.SCH *	XBRL Taxonomy Extension Schema Document **
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document **
_____________
*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Financial Statement Schedules

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Dated: March 20, 2017	By:	/s/ Howard R. Curd
Howard R. Curd
Chief Executive Officer

Dated: March 20, 2017	By:	/s/ Edmund C. King
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

Dated: March 20, 2017	/s/ Howard R. Curd
Howard R. Curd, Chief Executive Officer, Co-Chairman

Dated: March 20, 2017	/s/ Edmund C. King
Edmund C. King, Chief Financial Officer, Co-Chairman

Dated: March 20, 2017	/s/ John E. Scates
John E. Scates, Director

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement of Merger and Plan of Reorganization dated 2/25/02 by and among SmartGate Inc., SmartGate/RadioMetrix Acquisition Corp. and Radio Metrix Inc., Letter of Clarification, and Amendment dated as of April 24, 2003 (Incorporated by reference to Form 10-KSB filed on June 23, 2003.)

3.1	Amended and Restated Articles of Incorporation of Invisa, Inc. (Incorporated by reference to Form 8-K filed on July 16, 2015.)
3.2	Amended and Restated Articles of Incorporation of Uniroyal Global Engineered Products, Inc. (Incorporated by reference to Form 8-K filed on July 16, 2015)
3.3	Amended and Restated Bylaws of Invisa, Inc. (Incorporated by reference to Form 10-K filed on March 30, 2015.)
4.1	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock dated August 16, 2004 (Incorporated by reference to Form 10-QSB filed on August 23, 2004.)
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

10.61	Guaranty in favor of Lloyds Bank Commercial Finance Limited (Incorporated by reference to Form 8-K filed on January 20, 2015.)
10.62	Agreement dated December 31, 2014 with Centurian Investors, Inc. to consolidate loan (Incorporated by reference to Form 10-K filed on March 30,2015)
10.63	Senior Secured Promissory Note dated December 31,2014 (Incorporated by reference to Form 10-K filed on March 30,2015)
10.64	Amendment to General Security Agreement dated December 31,2014 (Incorporated by reference to Form 10-K filed on March 30,2015)
14.1	Uniroyal Global Engineered Products, Inc. Code of Business Conduct and Ethics (Incorporated by reference to Form 8-K filed July 1, 2015)
21.1 *	Subsidiaries of the Company
31.1 *	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350.
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350.
101.INS *	XBRL Instance Document **
101.SCH *	XBRL Taxonomy Extension Schema Document **
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document **