Form 10-K/A
period 2017-01-01
UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.
filed 2017-03-31
CIK 1172706

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

EXPLANATORY NOTE

On March 20, 2017, Uniroyal Global Engineered Products, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended January 1, 2017 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) includes the Original Form 10-K and amends Part II, Item 8 to add to the report of independent registered public accounting firm the digital signature of Frazier & Deeter, LLC and the exhibits to add the firm’s consent as Exhibit 23.1 that were omitted in the Original Form 10-K. The inclusion of their report in the Original Form 10-K had been authorized by Frazier & Deeter, LLC but was printed without their signature. This amendment only adds their signature and does not modify or update their report.

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

10.61	Guaranty in favor of Lloyds Bank Commercial Finance Limited (Incorporated by reference to Form 8-K filed on January 20, 2015.)
10.62	Agreement dated December 31, 2014 with Centurian Investors, Inc. to consolidate loan (Incorporated by reference to Form 10-K filed on March 30,2015)
10.63	Senior Secured Promissory Note dated December 31,2014 (Incorporated by reference to Form 10-K filed on March 30,2015)
10.64	Amendment to General Security Agreement dated December 31,2014 (Incorporated by reference to Form 10-K filed on March 30,2015)
14.1	Uniroyal Global Engineered Products, Inc. Code of Business Conduct and Ethics (Incorporated by reference to Form 8-K filed July 1, 2015)
21.1 *	Subsidiaries of the Company
23.1 *	Consent of Frazier & Deeter, LLC
31.1 *	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350.
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350.
101.INS *	XBRL Instance Document **
101.SCH *	XBRL Taxonomy Extension Schema Document **
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document **
_____________
*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Financial Statement Schedules

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Dated: March 31, 2017	By:	/s/ Howard R. Curd
Howard R. Curd
Chief Executive Officer

Dated: March 31, 2017	By:	/s/ Edmund C. King
Edmund C. King
Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS , that each of the undersigned hereby constitutes and appoints Edmund C. King as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and on his behalf to sign, execute and file this Amendment No. 1 to the annual report on Form 10-K/A and any or all amendments without limitation to this annual report, and to file the same, with all exhibits thereto and any and all documents required to be filed with respect therewith, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises in order to effectuate the same as fully to all intents and purposes as he might or could do if personally present, hereby ratifying and confirming all that such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2017	/s/ Howard R. Curd
Howard R. Curd, Chief Executive Officer, Co-Chairman

Dated: March 31, 2017	/s/ Edmund C. King
Edmund C. King, Chief Financial Officer, Co-Chairman

Dated: March 31, 2017	/s/ John E. Scates
John E. Scates, Director

EXHIBIT INDEX

Exhibit No.	Description

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

10.61	Guaranty in favor of Lloyds Bank Commercial Finance Limited (Incorporated by reference to Form 8-K filed on January 20, 2015.)
10.62	Agreement dated December 31, 2014 with Centurian Investors, Inc. to consolidate loan (Incorporated by reference to Form 10-K filed on March 30,2015)
10.63	Senior Secured Promissory Note dated December 31,2014 (Incorporated by reference to Form 10-K filed on March 30,2015)
10.64	Amendment to General Security Agreement dated December 31,2014 (Incorporated by reference to Form 10-K filed on March 30,2015)
14.1	Uniroyal Global Engineered Products, Inc. Code of Business Conduct and Ethics (Incorporated by reference to Form 8-K filed July 1, 2015)
21.1 *	Subsidiaries of the Company
23.1 *	Consent of Frazier & Deeter, LLC
31.1 *	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350.
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350.
101.INS *	XBRL Instance Document **
101.SCH *	XBRL Taxonomy Extension Schema Document **
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document **