Form 10-Q
period 2017-04-02
UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.
filed 2017-05-15
CIK 1172706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2017

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

(941) 906-8580
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

As of May 04, 2017, the issuer had 17,085,678 shares of ordinary Common Stock, $0.001 par value, and 1,619,102 shares of Class B Common Stock, $0.001 par value, outstanding.

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

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Uniroyal Global Engineered Products, Inc.
Consolidated Balance Sheets

	(Unaudited)
ASSETS	April 2, 2017	January 1, 2017
CURRENT ASSETS
Cash and cash equivalents	$1,537,716	$1,321,586
Accounts receivable, net	16,329,872	14,555,463
Inventories, net	18,953,494	17,046,171
Other current assets	716,713	1,183,932
Related party receivable	25,000	25,456
Total Current Assets	37,562,795	34,132,608
PROPERTY AND EQUIPMENT, NET	14,108,416	13,611,494
OTHER ASSETS
Intangible assets	3,156,493	3,133,564
Goodwill	1,079,175	1,079,175
Other long-term assets	6,829,509	6,665,375
Total Other Assets	11,065,177	10,878,114
TOTAL ASSETS	$62,736,388	$58,622,216
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued in excess of bank balance	$800,633	$679,494
Line of credit	17,195,833	16,799,592
Current maturities of long-term debt	925,688	851,988
Current maturities of capital lease obligations	366,375	368,718
Accounts payable	9,733,152	7,331,213
Accrued expenses	4,226,196	3,645,526
Related party obligation	372,583	371,161
Current portion of postretirement benefit liability - health and life	158,527	158,527
Total Current Liabilities	33,778,987	30,206,219
LONG-TERM LIABILITIES
Long-term debt, less current portion	2,047,908	1,994,910
Capital lease obligations, less current portion	776,539	856,171
Related party lease financing obligations	2,160,158	2,162,151
Long-term debt to related parties	2,735,029	2,826,907
Postretirement benefit liability - health and life, less current portion	2,880,650	2,883,684
Other long-term liabilities	783,239	792,027
Total Long-Term Liabilities	11,383,523	11,515,850
Total Liabilities	45,162,510	41,722,069
STOCKHOLDERS' EQUITY
Preferred units, Series A UEP Holdings, LLC, 200,000 units issued and outstanding ($100 issue price)	617,571	617,571
Preferred units, Series B UEP Holdings, LLC, 150,000 units issued and outstanding ($100 issue price)	463,179	463,179
Preferred stock, Engineered Products Acquisition Limited, 50 shares issued and outstanding ($1.51 stated value)	75	75
Common stock, 95,000,000 shares authorized ($.001 par value) 18,714,142 and 18,727,782 shares issued and outstanding as of April 2, 2017 and January 1, 2017, respectively	18,714	18,728
Additional paid-in capital	34,711,744	34,653,894
Accumulated deficit	(16,704,038)	(17,174,814)
Accumulated other comprehensive income	(1,533,367)	(1,678,486)
Total Stockholders' Equity	17,573,878	16,900,147
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,736,388	$58,622,216

See accompanying notes to the consolidated financial statements

Uniroyal Global Engineered Products, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	April 2, 2017	April 3, 2016

NET SALES	$25,758,429	$24,967,595

COST OF GOODS SOLD	20,382,282	19,241,135

Gross Profit	5,376,147	5,726,460

OPERATING EXPENSES:
Selling	1,284,947	1,382,643
General and administrative	1,821,466	2,041,834
Research and development	533,854	428,529
OPERATING EXPENSES	3,640,267	3,853,006

Operating Income	1,735,880	1,873,454

OTHER INCOME (EXPENSE):
Interest and other debt related expense	(389,856)	(417,188)
Other income (expense)	99,254	(173,496)
Net Other Expense	(290,602)	(590,684)

INCOME BEFORE TAX PROVISION	1,445,278	1,282,770

TAX PROVISION	234,586	129,766

NET INCOME	1,210,692	1,153,004

Preferred stock dividend	(739,916)	(718,901)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$470,776	$434,103

EARNINGS PER COMMON SHARE:
Basic	$0.03	$0.02
Diluted	$0.03	$0.02
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	18,723,226	18,863,420
Diluted	18,813,333	18,876,578

See accompanying notes to the consolidated financial statements

Uniroyal Global Engineered Products, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	April 2, 2017	April 3, 2016

NET INCOME	$1,210,692	$1,153,004

OTHER COMPREHENSIVE INCOME (LOSS):
Minimum benefit liability adjustment	-	(1,173)
Foreign currency translation adjustment	145,119	(286,009)
OTHER COMPREHENSIVE INCOME (LOSS)	145,119	(287,182)

COMPREHENSIVE INCOME	1,355,811	865,822

Preferred stock dividend	(739,916)	(718,901)

COMPREHENSIVE INCOME TO COMMON SHAREHOLDERS	$615,895	$146,921

See accompanying notes to the consolidated financial statements

Uniroyal Global Engineered Products, Inc.
Consolidated Statement of Changes in Stockholders' Equity
For the Three Months Ended April 2, 2017
(Unaudited)

	UEPH Series A		UEPH Series B		EPAL Preferred		Common Stock
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income	Total Equity
Balance January 1, 2017	200,000	$617,571	150,000	$463,179	50	$75	18,727,782	$18,728	$34,653,894	$(17,174,814)	$(1,678,486)	$16,900,147
Net Income	-	-	-	-	-	-	-	-	-	1,210,692	-	1,210,692
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	145,119	145,119
Stock-based compensation expense	-	-	-	-	-	-	-	-	103,322	-	-	103,322
Purchase treasury shares at cost	-	-	-	-	-	-	(13,640)	(14)	(45,472)	-	-	(45,486)
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(739,916)	-	(739,916)
Balance April 2, 2017	200,000	$617,571	150,000	$463,179	50	$75	18,714,142	$18,714	$34,711,744	$(16,704,038)	$(1,533,367)	$17,573,878

See accompanying notes to the consolidated financial statements

Uniroyal Global Engineered Products, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES	April 2, 2017	April 3, 2016

Net income	$1,210,692	$1,153,004
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	420,247	414,082
Stock-based compensation expense	103,322	59,141
Amortization of intangible assets	5,001	5,001
Loss on disposal of property and equipment	-	2,744
Changes in assets and liabilities:
Accounts receivable	(1,631,870)	(1,922,063)
Inventories	(1,799,860)	(1,792,392)
Other current assets	477,648	(91,397)
Other long-term assets	(23,098)	15,937
Accounts payable	2,319,928	1,830,189
Accrued expenses	527,891	484,869
Postretirement benefit liability - health and life	(3,034)	(1,980)
Other long-term liabilities	(19,772)	117,671
Cash Flows provided by Operating Activities	1,587,095	274,806
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(482,959)	(401,089)
Net payments on life insurance policies	(139,922)	(82,731)
Cash Flows used in Investing Activities	(622,881)	(483,820)
CASH FLOWS FROM FINANCING ACTIVITIES
Checks issued in excess of bank balance, net	121,138	124,789
Net advances on line of credit	188,894	855,402
Payments on long-term debt	(120,287)	(96,459)
Payments on capital lease obligations	(99,424)	(115,158)
Proceeds from (payments on) related party obligation	(86,037)	60,098
Payment of preferred stock dividends	(720,121)	(699,165)
Purchase of treasury stock	(45,486)	(159,668)
Cash Flows used in Financing Activities	(761,323)	(30,161)
Net Change in Cash and Cash Equivalents	202,891	(239,175)
Cash And Cash Equivalents - Beginning Of Period	1,321,586	1,910,112
Effects of currency translation on cash and cash equivalents	13,239	(47,964)
CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,537,716	$1,622,973

For noncash transactions and supplement disclosure of cash flow information see Note 2

See accompanying notes to the consolidated financial statements

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements
April 2, 2017
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared based upon U.S. Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Uniroyal Global Engineered Products, Inc.’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. Uniroyal Global Engineered Products, Inc. (the “Company,” “Uniroyal Global,” “we,” or “us”) filed audited consolidated financial statements as of and for the fiscal years ended January 1, 2017 and January 3, 2016 which included all information and notes necessary for such complete presentation in conjunction with its 2016 Annual Report on Form 10-K/A.

The results of operations for the interim period ended April 2, 2017 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended January 1, 2017, which are contained in the Company’s 2016 Annual Report on Form 10-K/A.

The Company owns all of the ownership interests in Uniroyal Engineered Products, LLC (“Uniroyal”) and its holding company UEP Holdings, LLC (“UEPH”), a U.S. manufacturer of textured coatings, and all of the ordinary common stock of Uniroyal Global (Europe) Limited (“UGEL”) formerly known as Engineered Products Acquisition Limited (“EPAL”), the holding company for Uniroyal Global Limited (“UGL”) formerly Wardle Storeys (Group) Limited (“Wardle Storeys”), a European manufacturer of textured coatings and polymer films.

The Company and its subsidiaries have adopted a 52/53-week fiscal year ending on the Sunday nearest to December 31. The current year ending December 31, 2017 and the prior year ended January 1, 2017 are 52-week years.

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of April 2, 2017 and the results of operations, comprehensive income and cash flows for the interim periods ended April 2, 2017 and April 3, 2016.

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the US dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s UK-based operations are measured using the British Pound Sterling as the functional currency. See Note 5, Foreign Currency Translation.

2.	Noncash Transactions and Supplemental Disclosure of Cash Flow Information

During the three months ended April 2, 2017 and April 3, 2016, the Company paid down its term loans using available borrowings on its various lines of credit of $102,363 and $131,495, respectively.

During the three months ended April 2, 2017 and April 3, 2016, the Company entered into new equipment financing arrangements with a value of $335,251 and $256,244, respectively. The fair value was added to property and equipment and a corresponding amount to long-term debt or capital lease obligations.

Supplemental disclosure of cash paid for:

	April 2, 2017	April 3, 2016

Interest	$373,134	$429,434

Tax payments	$-	$-

3.	Derivatives

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

The Company uses foreign currency exchange contracts which are recorded at their estimated fair values in the accompanying Consolidated Balance Sheets. The fair values of the contracts at April 2, 2017 and January 1, 2017 were assets of $11,910 and $9,718, respectively, and were included in other current assets. The fair values of the currency exchange contracts are based upon observable market transactions of spot and forward rates.

For the three months ended April 2, 2017, there have been no changes in the application of valuation methods applied to similar assets and liabilities.

5.	Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while the capital accounts are translated at the historical rate for the date they were recognized. Revenues and expenses are translated at the weighted average exchange rates during the reporting period. The resulting translation gains and losses on assets and liabilities are recorded in accumulated other comprehensive income (loss), and are excluded from net income until realized through a sale or liquidation of the investment. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are included in Other Income (Expense) in the accompanying Consolidated Statements of Operations.

6.	Inventory

Inventories consist of the following:

	April 2, 2017	January 1, 2017

Raw materials	$5,815,120	$5,199,632
Work-in-process	4,453,198	4,491,250
Finished goods	10,035,890	8,669,625
	20,304,208	18,360,507
Less: Allowance for inventory obsolescence	(1,350,714)	(1,314,336)

Total Inventories	$18,953,494	$17,046,171

7.	Other Long-term Assets

Other long-term assets consist of the following:

	April 2, 2017	January 1, 2017

Non-current deferred tax asset	$5,676,917	$5,689,000
Other	1,152,592	976,375

Total Other Long-term Assets	$6,829,509	$6,665,375

8.	Other Long-term Liabilities

Other long-term liabilities consist of the following:

	April 2, 2017	January 1, 2017

Non-current deferred tax liability	$736,016	$743,971
Other	47,223	48,056

Total Other Long-term Liabilities	$783,239	$792,027

9.	Line of Credit

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

The outstanding balance on the line of credit (“Uniroyal Line of Credit”) was $10,173,349 and $9,668,388 as of April 2, 2017 and January 1, 2017, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying Consolidated Balance Sheets.

The Company’s U.K. subsidiary has available a £8,500,000 (approximately $10.5 million) revolving line of credit financing agreement with Lloyds Bank Commercial Finance Limited (“UK Line of Credit”) which is subject to a six-month notice by either party. The line has several tranches based on currency or underlying security. Interest is payable monthly at the base rate (UK LIBOR or Lloyds Bank Base Rate as published) plus 1.95% to 2.45% depending on the tranche. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable and inventories. The line of credit is secured by substantially all of the subsidiary's assets and includes certain financial and restrictive covenants.

The outstanding balance on the UK Line of Credit was £5,619,628 and £5,792,236 ($7,022,484 and $7,131,204) as of April 2, 2017 and January 1, 2017, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying Consolidated Balance Sheets.

10.	Long-term Debt

Long-term debt consists of the following:

	Interest Rate	April 2, 2017	January 1, 2017

Wells Fargo Capital Finance LLC	Prime	$1,015,422	$1,089,721
Lloyds Bank Commercial Finance Limited	LIBOR + 3.15%	155,788	181,392
Kennet Equipment Leasing Limited	10.90%	771,800	801,153
Balboa Capital Corporation	5.72%	178,946	213,230
Regents Capital Corporation	7.40%	321,717	350,000
De Lage Landen Financial Services	7.35%	114,191	118,073
Ford Motor Credit	4.30%	43,005	44,387
Byline Financial Group	8.56%	43,956	48,942
Regents Capital Corporation	6.20%	328,771	-
		2,973,596	2,846,898
Current portion		(925,688)	(851,988)
		$2,047,908	$1,994,910

11.	Related Party Obligations

Long-term debt to related parties consists of the following:

	Interest Rate	April 2, 2017	January 1, 2017

Senior subordinated promissory note	9.25%	$2,000,000	$2,000,000
Senior secured promissory note	10.00%	1,102,543	1,194,421
		3,102,543	3,194,421
Current portion		(367,514)	(367,514)
		$2,735,029	$2,826,907

The Company has a lease financing obligation under which it leases its main U.S. manufacturing facility and certain other property from a related party lessor entity, accrues interest at 18.20% and currently requires monthly principal and interest payments of $32,439, which are adjusted annually based on the consumer price index. The lease financing obligation matures on October 31, 2033. The Company has security deposits aggregating $267,500 held by the lessor entity. This obligation is shown in the accompanying Consolidated Balance Sheets as Related Party Lease Financing Obligation which consists of the following:

	April 2, 2017	January 1, 2017

Related party lease financing obligation	$2,165,227	$2,165,798
Less: current portion	(5,069)	(3,647)

Long-term Portion	$2,160,158	$2,162,151

The current portions of the long-term debt to related parties and the related party lease financing obligation are combined and are shown in current liabilities as related party obligations.

	April 2, 2017	January 1, 2017
Current portion of long-term debt to related parties	$367,514	$367,514
Current portion related party lease financing obligation	5,069	3,647
Related Party Obligation	$372,583	$371,161

12.	Capital Leases

The Company has several capital leases on equipment which expire from April 2, 2017 through January 2021 with monthly lease payments ranging from approximately $1,119 to $31,120 per month. The capital lease obligations are secured by the related equipment. As of April 2, 2017 and January 1, 2017, assets recorded under capital leases are included in property and equipment in the accompanying Consolidated Balance Sheets. Amortization of items under capital lease obligations has been included with depreciation expense on owned property and equipment in the accompanying Consolidated Statements of Operations. Interest rates on these obligations range from 3.84% to 19.15%

Capital lease obligations consist of the following:

	April 2, 2017	January 1, 2017

Capital lease obligation	$1,142,914	$1,224,889
Less: current portion	(366,375)	(368,718)

Long-term Portion	$776,539	$856,171

13.	Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss) were as follows:

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustment	Total

Balance at January 1, 2017	$233,877	$(1,912,363)	$(1,678,486)

Other comprehensive losses before reclassifications, net	-	145,119	145,119

Balance at April 2, 2017	$233,877	$(1,767,244)	$(1,533,367)

The gain (loss) reclassified from accumulated other comprehensive income (loss) into income is recorded to the following income statement line items:

Other Comprehensive Income Component	Income Statement Line Item

Minimum Benefit Liability Adjustments	General and administrative expense

14.	Stock Option Plan

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

Compensation expense is recognized on a straight-line basis over a three-year vesting period from date of grant.

Stock option activity for the three months ended April 2, 2017 and April 3, 2016 is as follows:

	Stock Options
	Total	Weighted Average Exercise Price	Exercis- able	Weighted Average Exercise Price	Non-Vested	Weighted Average Exercise Price
Outstanding at January 3, 2016	665,000	$2.37	-	-	665,000	$2.37
Granted	-	-	-	-	-	-
Vested	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited or cancelled	-	-	-	-	-	-
Outstanding at April 3, 2016	665,000	$2.37	-		665,000	$2.37

Outstanding at January 1, 2017	997,950	$2.80	217,501	$2.37	780,249	$2.92
Granted	-	-	-	-	-	-
Vested	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited or cancelled	-	-	-	-	-	-

Outstanding April 2, 2017	997,750	$2.80	217,501	$2.37	780,249	$2.92

Aggregate Intrinsic Value
April 3, 2016	$1,017,450		$-		$1,017,450

Aggregate Intrinsic Value
April 2, 2017	$758,150		$256,651		$501,499

Option expense recognized was $103,322 and $59,141 for the three months ended April 2, 2017 and April 3, 2016, respectively. As of April 2, 2017, there was $678,192 in unrecognized compensation cost related to the options granted under the 2015 Stock Option Plan. We expect to recognize those costs over the remaining vesting term of 24 months.

15.	Recent Accounting Pronouncements

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

On July 22, 2015, the Financial Accounting Standards Board issued a new standard ASU No. 2015-11, “Simplifying the Measurement of Inventory”. The new standard requires entities to measure most inventory at the lower of cost and net realizable value, which is a change from the current guidance under which an entity must measure inventory at the lower of cost or market with market defined as replacement cost, net realizable value or net realizable value less a normal profit margin. The ASU will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method. It became effective for the Company on January 2, 2017. The adoption of this standard for the year ending December 31, 2017 will not have a significant effect on its consolidated financial position, results of operations and cash flows.

On November 20, 2015, the Financial Accounting Standards Board issued a new standard ASU No. 2015-17, “Income Taxes - Balance Sheet Classification of Deferred Taxes”. Under the new guidance deferred tax liabilities and assets will be classified as noncurrent in a classified statement of financial position. It became effective for the Company on January 2, 2017. The adoption of this standard for the year ending December 31, 2017 will not have a significant effect on its consolidated financial position, results of operations and cash flows. The Company is applying the change retrospectively for all periods presented. Thus, current deferred tax assets in the amount of $1,301,280 which had been included in Other Current Asset in the accompanying Consolidated Balance Sheets at January 1, 2017 were reclassified to Other Long-term Assets or Other Long-term liabilities at that date.

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

On March 30, 2016, the Financial Accounting Standards Board issued a new standard ASU No. 2016-09, “Compensation – Stock Compensation.” The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. It became effective for the Company on January 2, 2017. The adoption of this standard for the year ending December 31, 2017 will not have a significant effect on its consolidated financial position, results of operations and cash flows.

On August 26, 2016, the Financial Accounting Standards Board issued a new standard ASU No. 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” The new standard applies to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. It will be effective for the Company on January 1, 2018. The Company is currently evaluating the effects this standard will have, if any, on its consolidated financial position, results of operations and cash flows together with evaluating the adoption date.

On January 26, 2017, the Financial Accounting Standards Board issued a new standard ASU No. 2017-04, “Intangibles – Goodwill and Other – Simplifying the Test for Goodwill Impairment.” The new standard modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. It will be effective for the Company on December 30, 2019. The Company is currently evaluating the effects this standard will have, if any, on its consolidated financial position, results of operations and cash flows together with evaluating the adoption date.

16.	Earnings per Common Share

 The following table sets for the computation of earnings per common share - basic and earnings per common share - diluted:

	April 2, 2017	April 3, 2016
Numerator
Net income available to common shareholders	$470,776	$434,103

Denominator
Denominator for basic earnings per share - weighted average shares outstanding	18,723,226	18,863,420
Weighted average effect of dilutive securities	90,107	13,158
Denominator for dilutive earnings per share - weighted average shares outstanding	18,813,333	18,876,578

Basic and Diluted Income Per Share
Net income available to common shareholders	$0.03	$0.02
Effect of dilutive securities	(0.00)	(0.00)
Net income available to common shareholders	$0.03	$0.02

For the three months ended April 2, 2017 and April 3, 2016, there were 90,107 and 13,158, respectively, of dilutive common stock equivalents related to stock options included in the calculation of diluted earnings per common share.

17.	Subsequent Events

The Company has evaluated subsequent events occurring through the date that the financial statements were issued, for events requiring recording or disclosure in the April 2, 2017 financial statements. There were no material events or transactions occurring during this period requiring recognition or disclosure.

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

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. For further discussion of our significant accounting policies, refer to Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K/A for the fiscal year ended January 1, 2017.

Recent Accounting Pronouncements

See Note 15 – “Recent Accounting Pronouncements” to the Consolidated Financial Statements for a discussion of recent accounting guidance.

Overview:

The Company and its subsidiaries have adopted a 52/53-week fiscal year ending on the Sunday nearest to December 31. The current year ending December 31, 2017 and the prior year ended January 1, 2017 are 52-week years.

Our Earby, England operation’s functional currency is the British Pound Sterling and has sales and purchases transactions that are denominated in currencies other than its functional currency, principally the Euro. Approximately 29% of the Company’s global revenues and 32% of its global raw material purchases are derived from these transactions. The average year-to-date exchange rate for the Pound Sterling to the U.S. Dollar was approximately 13.5% lower and the average exchange rate for the Euro to the Pound Sterling was approximately 13.5% higher in 2017 compared to 2016. These exchange rate changes had the net effect of decreasing net sales by approximately $1.1 million for the three months ended April 2, 2017. Since the Pound Sterling exchange rate change also reduced the fixed expenses, the overall effect on net income was a positive amount of approximately $152,000 for the three months ended April 2, 2017 compared to the corresponding period of 2016.

Three Months Ended April 2, 2017 Compared to the Three Months Ended April 3, 2016

The following table sets forth, for the three months ended April 2, 2017 (“three months 2017”) and April 3, 2016 (“three months 2016”), certain operations data including their respective percentage of net sales:

	Three Months
	April 2, 2017		April 3, 2016		Change	% Change

Net Sales	$25,758,429	100.0%	$24,967,595	100.0%	$790,834	3.2%
Cost of Sales	20,382,282	79.1%	19,241,135	77.1%	1,141,147	5.9%
Gross Profit	5,376,147	20.9%	5,726,460	22.9%	(350,313)	-6.1%
Other Expenses:
Selling	1,284,947	5.0%	1,382,643	5.5%	(97,696)	-7.1%
General and administrative	1,821,466	7.1%	2,041,834	8.2%	(220,368)	-10.8%
Research and development	533,854	2.1%	428,529	1.7%	105,325	24.6%
Total operating expenses	3,640,267	14.1%	3,853,006	15.4%	(212,739)	-5.5%
Operating Income	1,735,880	6.7%	1,873,454	7.5%	(137,574)	-7.3%
Interest expense	(389,856)	-1.5%	(417,188)	-1.7%	27,332	-6.6%
Other income (expense)	99,254	0.4%	(173,496)	-0.7%	272,750	<-100%
Income before taxes	1,445,278	5.6%	1,282,770	5.1%	162,508	12.7%
Tax provision	234,586	0.9%	129,766	0.5%	104,820	80.8%
Net income	1,210,692	4.7%	1,153,004	4.6%	57,688	5.0%
Preferred dividends	(739,916)	-2.9%	(718,901)	-2.9%	(21,015)	2.9%
Net income available to common shareholders	$470,776	1.8%	$434,103	1.7%	$36,673	8.4%

Revenue:

Total revenue for the three months 2017 increased $790,834 or 3.2% to $25,758,429 from $24,967,595 for the three months 2016. As a result of several new programs, automotive sales increased 7.7% versus last year primarily with increases in the European market. Industrial sales declined 5.2% due to general weakness in the markets in which we compete. These net gains were partially offset by the decrease from the net currency effect of the exchange rate change in the amount of $1,130,000. Without the effect of the exchange rate change, total revenue would have increased by 7.7%.

Gross Profit:

Total gross profit for the three months 2017 decreased $350,313 or 6.1% to $5,376,147 from $5,726,460 for the three months 2016. The gross profit percentage was 20.9% of sales for the three months 2017 compared to 22.9% for the three months 2016. The lower gross profit percentage was partially due to mix as lower margin automotive sales increased and higher margin industrial sales decreased for the three months 2017 compared to the three months 2016. Gross profit was also negatively impacted by rising raw material prices and operating inefficiencies resulting from newly awarded automotive platforms ramping up in Europe.

Operating Expenses:

Selling expenses for the three months 2017 decreased $97,696 or 7.1% to $1,284,947 from $1,382,643 for the three months 2016. The decrease resulted primarily from the net currency effect of the exchange rate change.

General and administrative expenses for the three months 2017 decreased by $220,368 or 10.8% to $1,821,466 from $2,041,834 for the three months 2016. This decrease was due to lower employee benefit costs for the three months 2017 compared to the three months 2016.   Also contributing to the decrease was the net currency effect of $92,000.

Research and development expenses for the three months 2017 increased by $105,325 or 24.6% to $533,854 from $428,529 for the three months 2016. The increase resulted from additional staffing and increased expenditures for new product development. This was partially offset by the net currency effect of the exchange rate change.

Operating Income:

Operating income for the three months 2017 decreased by $137,574 or 7.3% to $1,735,880 from $1,873,454 for the three months 2016. The operating income percentage was 6.7% of sales for the three months 2017 compared to 7.5% for the three months 2016. Operating income decreased primarily from the decrease in gross profit.

Interest Expense:

Interest expense for the three months 2017 decreased by $27,332 or 6.6% to $389,856 from $417,188 for the three months 2016. The decrease was primarily due to debt repayment partially offset by new capital leases for equipment purchases and higher interest rates on LIBOR and prime during the three months 2017 compared to the three months 2016.

Other Income (Expense):

Other income (expense) for the three months 2017 increased $272,750 to a gain of $99,254 from a loss of $173,496 for the three months 2016. The amount in other income (expense) principally is the currency gains and losses recognized by the UK operations on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros and U.S. Dollars. The Company also recognizes gains and losses from the change in fair values on its foreign currency exchange contracts.

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

For the three months 2016, the tax provision was comprised of U.K. tax plus a state and local tax provision on the Company’s U.S. income. There was no U.S. Federal tax provision for the 2016 period due to a reduction of deferred tax asset valuation allowances that offset the provision. At January 1, 2017, the Company concluded after an analysis that it was more likely than not that all of the deferred tax asset would be realized and accordingly eliminated the valuation allowance. Therefore, the provisions for the three months ended April 2, 2017 included, in addition to the U.K. tax and state and local tax, a provision for Federal tax on the Company’s income less the income applicable to the distribution for the preferred ownership interests.

Preferred Stock Dividend:

The terms of the acquisitions in November 2014 resulted in the issuance of preferred ownership units/stock of UEP Holdings, LLC and UGEL (formerly EPAL) to the sellers. These preferred units carry quarterly dividend requirements on a total value of $55,000,000 at rates ranging from 5.0% to 6.5%. The dividend rate on the Series B UEP Holdings preferred units which started at 5.5% increases by 0.5% on the anniversary of the issuance up to a maximum of 8.0%.

Liquidity and Sources of Capital

Cash, as it is needed, is provided by using the Company’s lines of credit. These lines provide for a total borrowing commitment in excess of $40,000,000 subject to the underlying borrowing base specified in the agreements. Of the total outstanding borrowings of $17,195,833 at April 2, 2017, $13.0 million of the lines bears interest at LIBOR plus a range of 1.95% to 2.45%, depending on the underlying borrowing base and $4.2 million bears interest at the bank’s prime or base lending rate which was 4.0% at April 2, 2017. At April 2, 2017, the lines provided an additional availability of approximately $6.6 million. We plan to use this availability to help finance our cash needs for the remaining months of fiscal 2017 and future periods. The balances due under the lines of credit are recorded as current liabilities on the balance sheet.

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

The ratio of current assets to current liabilities, including the amount due under our lines of credit, was 1.11 at April 2, 2017 and 1.13 at January 1, 2017.

Cash balances increased $216,130, after the effects of currency translation of $13,239, to $1,537,716 at April 2, 2017 from $1,321,586 at January 1, 2017. Of the above noted amounts, $842,303 and $970,327 were held outside the U.S. by our foreign subsidiaries as of April 2, 2017 and January 1, 2017, respectively.

Cash provided by operations was $1,587,095 for the three months 2017 compared to $274,806 for the three months 2016. Cash provided by operations came from net income of $1,210,692 and $1,153,044 for the three months 2017 and 2016, respectively, as adjusted by cash flows related to changes in assets and liabilities of $(152,167) and $(1,359,166) for the three months 2017 and 2016, respectively.  Collections from accounts receivable and other receivables and timing of payments to vendors in 2017 contributed to the increase compared to 2016.

Cash used in investing activities was $622,881 for the three months 2017 compared to $483,820 for the three months 2016. During 2017 and 2016, cash used in investing activities was principally for purchases of machinery and equipment at our manufacturing locations.

For the three months 2017, cash used in financing activities was $761,323 as compared to $30,161 used in financing activities for the three months 2016.  The Company paid $720,121 and $699,165 of preferred dividends for the three months 2017 and 2016, respectively. The Company had net advances on its lines of credit of $188,894 and $855,402 for the three months 2017 and 2016, respectively.

Our credit agreements contain customary affirmative and negative covenants. We were in compliance with our debt covenants as of April 2, 2017 and through the date of filing of this report.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 2, 2017 and concluded that our disclosure controls and procedures were effective as of April 2, 2017.

Changes in Internal Controls over Financial Reporting

During the three months ended April 2, 2017, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in our annual report on Form 10-K/A for the fiscal year ended January 1, 2017.

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

First Quarter 2017
For the Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

January 2, 2017 to January 29, 2017	2,102	$3.29	-	-
January 30, 2017 to February 26, 2017	860	$3.60	-	-
February 27, 2017 to April 2, 2017	10,678	$3.32	-	-
Total	13,640	$3.33	-	-

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit No.	Description

31.1 *	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a)
31.2 *	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a)
32.1 *	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350
32.2 *	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350
101.INS * +	XBRL Instance Document
101.CAL * +	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF * +	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB * +	XBRL Taxonomy Extension Label Linkbase Document
101.PRE * +	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH * +	XBRL Taxonomy Extension Schema Document
_______________
*	Filed herewith.
+	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Dated: May 15, 2017	By:	/s/ Howard R. Curd
Howard R. Curd Chief Executive Officer

Dated: May 15, 2017	By:	/s/ Edmund C. King
Edmund C. King Chief Financial Officer