Form 10-Q
period 2017-07-02
UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.
filed 2017-08-07
CIK 1172706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2017
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

(941) 906-8580
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)
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

As of August 1, 2017, the issuer had 17,078,928 shares of ordinary Common Stock, $0.001 par value, and 1,619,102 shares of Class B Common Stock, $0.001 par value, outstanding.

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

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Uniroyal Global Engineered Products, Inc.
Consolidated Balance Sheets

	(Unaudited)

ASSETS	July 2, 2017	January 1, 2017
CURRENT ASSETS
Cash and cash equivalents	$1,103,761	$1,321,586
Accounts receivable, net	17,161,964	14,555,463
Inventories, net	19,296,911	17,046,171
Other current assets	1,357,898	1,183,932
Related party receivable	24,750	25,456
Total Current Assets	38,945,284	34,132,608
PROPERTY AND EQUIPMENT, NET	14,756,079	13,611,494
OTHER ASSETS
Intangible assets	3,224,341	3,133,564
Goodwill	1,079,175	1,079,175
Other long-term assets	6,903,506	6,665,375
Total Other Assets	11,207,022	10,878,114
TOTAL ASSETS	$64,908,385	$58,622,216
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued in excess of bank balance	$717,220	$679,494
Lines of credit	18,024,806	16,799,592
Current maturities of long-term debt	1,007,494	851,988
Current maturities of capital lease obligations	381,316	368,718
Accounts payable	10,263,688	7,331,213
Accrued expenses	4,457,360	3,645,526
Related party obligation	373,779	371,161
Current portion of postretirement benefit liability - health and life	158,527	158,527
Total Current Liabilities	35,384,190	30,206,219
LONG-TERM LIABILITIES
Long-term debt, less current portion	2,108,442	1,994,910
Capital lease obligations, less current portion	709,007	856,171
Related party lease financing obligations	2,158,080	2,162,151
Long-term debt to related parties	2,643,150	2,826,907
Postretirement benefit liability - health and life, less current portion	2,878,079	2,883,684
Other long-term liabilities	793,089	792,027
Total Long-Term Liabilities	11,289,847	11,515,850
Total Liabilities	46,674,037	41,722,069
STOCKHOLDERS' EQUITY
Preferred units, Series A UEP Holdings, LLC, 200,000 units issued and outstanding ($100 issue price)	617,571	617,571
Preferred units, Series B UEP Holdings, LLC, 150,000 units issued and outstanding ($100 issue price)	463,179	463,179
Preferred stock, Uniroyal Global (Europe) Limited, 50 shares issued and outstanding ($1.51 stated value)	75	75
Common stock, 95,000,000 shares authorized ($.001 par value) 18,698,030 and 18,727,782 shares issued and outstanding as of July 2, 2017 and January 1, 2017, respectively	18,698	18,728
Additional paid-in capital	34,760,729	34,653,894
Accumulated deficit	(16,489,572)	(17,174,814)
Accumulated other comprehensive loss	(1,136,332)	(1,678,486)
Total Stockholders' Equity	18,234,348	16,900,147
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$64,908,385	$58,622,216

See accompanying notes to the consolidated financial statements

Uniroyal Global Engineered Products, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended

	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016

NET SALES	$26,077,549	$27,333,869	$51,835,978	$52,301,464

COST OF GOODS SOLD	20,740,966	20,674,715	41,123,248	39,915,850

Gross Profit	5,336,583	6,659,154	10,712,730	12,385,614

OPERATING EXPENSES:
Selling	1,325,397	1,390,339	2,610,344	2,772,982
General and administrative	1,929,780	2,179,088	3,751,246	4,220,922
Research and development	437,104	475,313	970,958	903,842
OPERATING EXPENSES	3,692,281	4,044,740	7,332,548	7,897,746

Operating Income	1,644,302	2,614,414	3,380,182	4,487,868

OTHER INCOME (EXPENSE):
Interest and other debt related expense	(408,794)	(421,225)	(798,650)	(838,413)
Other income (expense)	(92,379)	(88,564)	6,875	(262,060)
Net Other Expense	(501,173)	(509,789)	(791,775)	(1,100,473)

INCOME BEFORE TAX PROVISION	1,143,129	2,104,625	2,588,407	3,387,395

TAX PROVISION	191,343	198,134	425,929	327,900

NET INCOME	951,786	1,906,491	2,162,478	3,059,495

Preferred stock dividend	(737,320)	(724,765)	(1,477,236)	(1,443,666)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$214,466	$1,181,726	$685,242	$1,615,829

EARNINGS PER COMMON SHARE:
Basic	$0.01	$0.06	$0.04	$0.09
Diluted	$0.01	$0.06	$0.04	$0.09
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	18,704,024	18,838,608	18,713,625	18,851,014
Diluted	18,809,598	18,893,949	18,810,191	18,906,355

See accompanying notes to the consolidated financial statements

Uniroyal Global Engineered Products, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended

	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016

NET INCOME	$951,786	$1,906,491	$2,162,478	$3,059,495

OTHER COMPREHENSIVE INCOME (LOSS):
Minimum benefit liability adjustment	-	(1,173)	-	(2,346)
Foreign currency translation adjustment	397,035	(633,195)	542,154	(919,204)
OTHER COMPREHENSIVE INCOME (LOSS)	397,035	(634,368)	542,154	(921,550)

COMPREHENSIVE INCOME	1,348,821	1,272,123	2,704,632	2,137,945

Preferred stock dividend	(737,320)	(724,765)	(1,477,236)	(1,443,666)

COMPREHENSIVE INCOME TO COMMON SHAREHOLDERS	$611,501	$547,358	$1,227,396	$694,279

See accompanying notes to the consolidated financial statements

Uniroyal Global Engineered Products, Inc.
Consolidated Statement of Changes in Stockholders' Equity
For the Six Months Ended July 2, 2017
(Unaudited)

	UEPH Series A		UEPH Series B		EPAL Preferred		Common Stock
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Accumu- lated Other Compre- hensive Income	Total Equity
Balance January 1, 2017	200,000	$617,571	150,000	$463,179	50	$75	18,727,782	$18,728	$34,653,894	$(17,174,814)	$(1,678,486)	$16,900,147
Net Income										2,162,478		2,162,478
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	542,154	542,154
Stock-based compensation expense	-	-	-	-	-	-	-	-	206,645	-	-	206,645
Purchase and retire treasury shares at cost	-	-	-	-	-	-	(29,752)	(30)	(99,810)	-	-	(99,840)
Preferred stock dividend										(1,477,236)		(1,477,236)
Balance July 2, 2017	200,000	$617,571	150,000	$463,179	50	$75	18,698,030	$18,698	$34,760,729	$(16,489,572)	$(1,136,332)	$18,234,348

See accompanying notes to the consolidated financial statements

Uniroyal Global Engineered Products, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES	July 2, 2017	July 3, 2016

Net income	$2,162,478	$3,059,495
Adjustments to reconcile net income to net cash flows from operating activities:

Depreciation	849,968	860,977
Stock-based compensation expense	206,645	165,565
Amortization of intangible assets	10,002	10,002
Loss on disposal of property and equipment	835	2,744
Noncash postemployment health and life benefit	-	(2,346)
Changes in assets and liabilities:
Accounts receivable	(2,059,187)	(2,820,250)
Inventories	(1,854,617)	(1,471,097)
Other current assets	(118,244)	540,611
Related party receivable	28,507	(48,921)
Other long-term assets	(10,387)	(86,992)
Accounts payable	2,609,639	1,571,067
Accrued expenses	666,371	311,406
Postretirement benefit liability - health and life	(5,605)	2,463
Other long-term liabilities	(38,380)	53,691
Cash provided by operating activities	2,448,025	2,148,415

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(955,496)	(698,485)
Net payments on life insurance policies	(223,761)	(176,377)
Cash used in investing activities	(1,179,257)	(874,862)

CASH FLOWS FROM FINANCING ACTIVITIES
Checks issued in excess of bank balance, net	37,726	337,115
Net advances on line of credit	622,911	1,085,914
Payments on long-term debt	(259,569)	(165,390)
Payments on capital lease obligations	(194,782)	(249,336)
Payments on related party obligation	(185,209)	(1,303,504)
Payment of preferred stock dividends	(1,455,942)	(1,174,463)
Purchase and retirement of treasury stock	(99,840)	(175,649)
Cash used in Financing Activities	(1,534,705)	(1,645,313)
Net change in cash and cash equivalents	(265,937)	(371,760)
Cash and cash equivalents - beginning of period	1,321,586	1,910,112
Effects of currency translation on cash and cash equivalents	48,112	(68,749)

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,103,761	$1,469,603

For noncash transactions and supplement disclosure of cash flow information see Note 2.

See accompanying notes to the consolidated financial statements

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements
July 2, 2017
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

The results of operations for the interim period ended July 2, 2017 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended January 1, 2017, which are contained in the Company’s 2016 Annual Report on Form 10-K/A.

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

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of July 2, 2017 and the results of operations, comprehensive income and cash flows for the interim periods ended July 2, 2017 and July 3, 2016.

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

2.	Noncash Transactions and Supplemental Disclosure of Cash Flow Information

During the six months ended July 2, 2017 and July 3, 2016, the Company paid down its term loans using available borrowings on its various lines of credit of $198,518 and $230,189, respectively.

During the six months ended July 2, 2017 and July 3, 2016, the Company entered into new equipment financing arrangements with a value of $678,148 and $595,740, respectively. The fair value was added to property and equipment and a corresponding amount to long-term debt or capital lease obligations.

Supplemental disclosure of cash paid for:

	July 2, 2017	July 3, 2016

Interest	$808,983	$876,055

Tax payments	$-	$-

3.	Derivatives

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

The Company’s short term financial instruments consist of cash and cash equivalents, receivables, accounts payable and the lines of credit. The Company adjusts the carrying value of financial instruments denominated in other currencies such as cash, receivables, accounts payable and the lines of credit using the appropriate exchange rates at the balance sheet date. The Company believes that the carrying values of these short term financial instruments approximate their estimated fair values.

The fair value of the Company’s long term debt is estimated based on current rates for similar instruments with the same remaining maturities. In determining the current interest rates for similar instruments the Company takes into account its risk of nonperformance. The Company believes that the carrying value of its long-term debt approximates its estimated fair value.

The Company uses foreign currency exchange contracts which are recorded at their estimated fair values in the accompanying Consolidated Balance Sheets. The fair values of the contracts at July 2, 2017 and January 1, 2017 were liabilities of $32,467 and assets of $9,718, respectively, and were included in accrued expenses and other current assets, respectively. The fair values of the currency exchange contracts are based upon observable market transactions of spot and forward rates.

For the six months ended July 2, 2017, there have been no changes in the application of valuation methods applied to similar assets and liabilities.

5.	Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while the capital accounts are translated at the historical rate for the date they were recognized. Revenues and expenses are translated at the weighted average exchange rates during the reporting period. The resulting translation gains and losses on assets and liabilities are recorded in accumulated other comprehensive loss, and are excluded from net income until realized through a sale or liquidation of the investment. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are included in Other Income (Expense) in the accompanying Consolidated Statements of Operations.

6.	Inventories

Inventories consist of the following:

	July 2, 2017	January 1, 2017

Raw materials	$6,182,103	$5,199,632
Work-in-process	4,592,445	4,491,250
Finished goods	9,838,452	8,669,625
	20,613,000	18,360,507
Less: Allowance for inventory obsolescence	(1,316,089)	(1,314,336)

Total Inventories	$19,296,911	$17,046,171

7.	Other Long-term Assets

Other long-term assets consist of the following:

	July 2, 2017	January 1, 2017

Non-current deferred tax asset	$5,672,156	$5,689,000
Other	1,231,350	976,375

Total Other Long-term Assets	$6,903,506	$6,665,375

8.	Other Long-term Liabilities

Other long-term liabilities consist of the following:

	July 2, 2017	January 1, 2017

Non-current deferred tax liability	$756,928	$743,971
Other	36,161	48,056

Total Other Long-term Liabilities	$793,089	$792,027

9.	Lines of Credit

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

The outstanding balance on the line of credit (“Uniroyal Line of Credit”) was $9,920,280 and $9,668,388 as of July 2, 2017 and January 1, 2017, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying Consolidated Balance Sheets.

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

The outstanding balance on the UK Line of Credit was £6,244,790 and £5,792,236 ($8,104,526 and $7,131,204) as of July 2, 2017 and January 1, 2017, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying Consolidated Balance Sheets.

10.	Long-term Debt

Long-term debt consists of the following:

	Interest Rate	July 2, 2017	January 1, 2017

Wells Fargo Capital Finance LLC	Prime	$941,122	$1,089,721
Lloyds Bank Commercial Finance Limited	LIBOR + 3.15%	139,731	181,392
Kennet Equipment Leasing Limited	10.90%	757,180	801,153
Balboa Capital Corporation	5.72%	144,170	213,230
Regents Capital Corporation	7.40%	295,094	350,000
De Lage Landen Financial Services	7.35%	108,278	118,073
Ford Motor Credit	4.30%	40,914	44,387
Byline Financial Group	8.56%	38,862	48,942
Regents Capital Corporation	6.20%	314,357	-
Regents Capital Corporation	6.47%	336,228	-
		3,115,936	2,846,898
Current portion		(1,007,494)	(851,988)
		$2,108,442	$1,994,910

11.	Related Party Obligations

Long-term debt to related parties consists of the following:

	Interest Rate	July 2, 2017	January 1, 2017

Senior subordinated promissory note	9.25%	$2,000,000	$2,000,000
Senior secured promissory note	10.00%	1,010,664	1,194,421
		3,010,664	3,194,421
Current portion		(367,514)	(367,514)
		$2,643,150	$2,826,907

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

	July 2, 2017	January 1, 2017

Related party lease financing obligation	$2,164,345	$2,165,798
Less: current portion	(6,265)	(3,647)

Long-term Portion	$2,158,080	$2,162,151

The current portions of the long-term debt to related parties and the related party lease financing obligation are combined and are shown in current liabilities as related party obligations.

	July 2, 2017	January 1, 2017
Current portion of long-term debt to related parties	$367,514	$367,514
Current portion related party lease financing obligation	6,265	3,647

Related Party Obligation	$373,779	$371,161

12.	Capital Leases

The Company has several capital leases on equipment which expire from July 3, 2017 through January 2021 with monthly lease payments ranging from approximately $1,119 to $31,120 per month. The capital lease obligations are secured by the related equipment. As of July 2, 2017 and January 1, 2017, assets recorded under capital leases are included in property and equipment in the accompanying Consolidated Balance Sheets. Amortization of items under capital lease obligations has been included with depreciation expense on owned property and equipment in the accompanying Consolidated Statements of Operations. Interest rates on these obligations range from 3.84% to 19.15%

Capital lease obligations consist of the following:

	July 2, 2017	January 1, 2017

Capital lease obligation	$1,090,323	$1,224,889
Less: current portion	(381,316)	(368,718)

Long-term Portion	$709,007	$856,171

13.	Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss were as follows:

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustment	Total

Balance at January 1, 2017	$233,877	$(1,912,363)	$(1,678,486)

Other comprehensive losses before reclassifications, net	-	542,154	542,154

Balance at July 2, 2017	$233,877	$(1,370,209)	$(1,136,332)

The gain (loss) reclassified from accumulated other comprehensive income (loss) into income is recorded to the following income statement line items:

Other Comprehensive Income (Loss) Component	Income Statement Line Item

Minimum Benefit Liability Adjustments	General and administrative expense

14.	Stock Option Plan

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

Compensation expense is recognized on a straight-line basis over a three-year vesting period from date of grant.

Stock option activity for the six months ended July 2, 2017 and July 3, 2016 is as follows:

	Stock Options
	Total	Weighted Average Exercise Price	Exercis- able	Weighted Average Exercise Price	Non-Vested	Weighted Average Exercise Price
Outstanding at January 3, 2016	665,000	$2.37	-	-	665,000	$2.37
Granted	360,250	3.57	-	-	360,250	3.57
Vested	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited or cancelled	-	-	-	-	-	-
Outstanding at July 3, 2016	1,025,250	$2.79	-		1,025,250	$2.79

Outstanding at January 1, 2017	997,750	$2.80	217,501	$2.37	780,249	$2.92
Granted	-	-	-	-	-	-
Vested	-	-	118,415	3.57	(118,415)	3.57
Exercised	-	-	-	-	-	-
Forfeited or cancelled	(5,000)	2.37	(5,000)	2.37	-	-

Outstanding July 2, 2017	992,750	$2.80	330,916	$2.80	661,834	$2.80

Aggregate Intrinsic Value
July 3, 2016	$1,495,170		$-		$1,495,170

Aggregate Intrinsic Value
July 2, 2017	$535,500		$178,501		$356,999

Option expense recognized was $103,323 and $106,424 for the three months ended July 2, 2017 and July 3, 2016, respectively and $206,645 and $165,565 for the six months ended July 2, 2017 and July 3, 2016, respectively. As of July 2, 2017, there was $572,073 in unrecognized compensation cost related to the options granted under the 2015 Stock Option Plan. We expect to recognize those costs over the remaining vesting term of 21 months.

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

On May 10, 2017, the Financial Accounting Standards Board issued a new standard ASU No. 2017-09, “Compensation – Stock Compensation – Scope of Modification Accounting.” The new standard clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. It will be effective for the Company on January 1, 2018. Although the Company currently does not have any plans to change any of the terms or conditions of its stock compensation plan, the Company is evaluating this standard to understand the effects various changes, if made, could have on its consolidated financial position, results of operations and cash flows together with evaluating the adoption date.

16.	Earnings per Common Share

 The following table sets forth the computation of earnings per common share - basic and earnings per common share – diluted for the three and six months ended July 2, 2017 and July 3, 2016:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Numerator
Net income available to common shareholders	$214,466	$1,181,726	$685,242	$1,615,829

Denominator
Denominator for basic earnings per share - weighted average shares outstanding	18,704,024	18,838,608	18,713,625	18,851,014
Weighted average effect of dilutive securities	105,574	55,341	96,566	55,341
Denominator for dilutive earnings per share - weighted average shares outstanding	18,809,598	18,893,949	18,810,191	18,906,355

Basic and Diluted Income Per Share
Net income available to common shareholders	$0.01	$0.06	$0.04	$0.09
Effect of dilutive securities	-	-	-	-
Net income available to common shareholders	$0.01	$0.06	$0.04	$0.09

The dilutive securities related to stock options included in the calculation of diluted earnings per common share.

17.	Subsequent Events

The Company has evaluated subsequent events occurring through the date that the financial statements were issued, for events requiring recording or disclosure in the July 2, 2017 financial statements. There were no material events or transactions occurring during this period requiring recognition or disclosure.

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

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. For further discussion of our significant accounting policies, refer to Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K/A for the fiscal year ended January 1, 2017.

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

Our Earby, England operation’s functional currency is the British Pound Sterling and has sales and purchases transactions that are denominated in currencies other than its functional currency, principally the Euro. Approximately 32% of the Company’s global revenues and 34% of its global raw material purchases are derived from these transactions. The average year-to-date exchange rate for the Pound Sterling to the U.S. Dollar was approximately 12.2% lower and the average exchange rate for the Euro to the Pound Sterling was approximately 9.5% higher in 2017 compared to 2016. These exchange rate changes had the net effect of decreasing net sales by approximately $2.0 million for the six months ended July 2, 2017. Since the Pound Sterling exchange rate change also reduced the fixed expenses, the overall effect on net income was a positive amount of approximately $391,000 for the six months ended July 2, 2017 compared to the corresponding period of 2016.

Three Months Ended July 2, 2017 Compared to the Three Months Ended July 3, 2016

The following table sets forth, for the three months ended July 2, 2017 (“three months 2017”) and July 3, 2016 (“three months 2016”), certain operations data including their respective percentage of net sales:

	Three Months Ended
	July 2, 2017		July 3, 2016		Change	% Change

Net Sales	$26,077,549	100.0%	$27,333,869	100.0%	$(1,256,320)	-4.6%
Cost of Sales	20,740,966	79.5%	20,674,715	75.6%	66,251	0.3%
Gross Profit	5,336,583	20.5%	6,659,154	24.4%	(1,322,571)	-19.9%
Operating Expenses:
Selling	1,325,397	5.1%	1,390,339	5.1%	(64,942)	-4.7%
General and administrative	1,929,780	7.4%	2,179,088	8.0%	(249,308)	-11.4%
Research and development	437,104	1.7%	475,313	1.7%	(38,209)	-8.0%
Total operating expenses	3,692,281	14.2%	4,044,740	14.8%	(352,459)	-8.7%
Operating Income	1,644,302	6.3%	2,614,414	9.6%	(970,112)	-37.1%
Interest expense	(408,794)	-1.6%	(421,225)	-1.5%	12,431	-3.0%
Other expense	(92,379)	-0.4%	(88,564)	-0.3%	(3,815)	4.3%
Income before taxes	1,143,129	4.4%	2,104,625	7.7%	(961,496)	-45.7%
Tax provision	191,343	0.7%	198,134	0.7%	(6,791)	-3.4%
Net income	951,786	3.6%	1,906,491	7.0%	(954,705)	-50.1%
Preferred dividends	(737,320)	-2.8%	(724,765)	-2.7%	(12,555)	1.7%
Net income available to common shareholders	$214,466	0.8%	$1,181,726	4.3%	$(967,260)	-81.9%

Revenue:

Total revenue for the three months 2017 decreased $1,256,320 or 4.6% to $26,077,549 from $27,333,869 for the three months 2016.  Automotive sales for the three months 2017 decreased 5.4% compared to the three months 2016 as the increase in sales of several new programs in the European market was offset by a decline in the US as automotive manufacturers adjusted their production due to a softening in the US market. Industrial sales for the three months 2017 were down 2.9% compared to the prior year period. Contributing to the decline was the net currency effect of the exchange rate change of approximately $880,000.

Gross Profit:

Total gross profit for the three months 2017 decreased $1,322,571 or 19.9% to $5,336,583 from $6,659,154 for the three months 2016. The gross profit percentage was 20.5% of sales for the three months 2017 compared to 24.4% for the three months 2016. The lower gross profit percentage was partially due to a higher mix of lower margin automotive sales to higher margin industrial sales for the three months 2017 compared to the three months 2016. Gross profit was also negatively impacted by rising raw material prices and operating inefficiencies resulting from newly awarded automotive platforms ramping up in Europe.

Operating Expenses:

Selling expenses for the three months 2017 decreased $64,942 or 4.7% to $1,325,397 from $1,390,339 for the three months 2016. The decrease resulted primarily from the net currency effect of the exchange rate change.

General and administrative expenses for the three months 2017 decreased by $249,308 or 11.4% to $1,929,780 from $2,179,088 for the three months 2016. This decrease was due to lower employee benefit costs and professional fees for the three months 2017 compared to the three months 2016. Also contributing to the decrease was the net currency effect of $81,000.

Research and development expenses for the three months 2017 decreased by $38,209 or 8.0% to $437,104 from $475,313 for the three months 2016. The decrease resulted primarily from the net currency effect of the exchange rate change.

Operating Income:

Operating income for the three months 2017 decreased by $970,112 or 37.1% to $1,644,302 from $2,614,414 for the three months 2016. The operating income percentage was 6.3% of sales for the three months 2017 compared to 9.6% for the three months 2016. Operating income decreased primarily from the decrease in gross profit which was partially offset by the decrease in operating expenses.

Interest Expense:

Interest expense for the three months 2017 decreased by $12,431 or 3.0% to $408,794 from $421,225 for the three months 2016. The decrease was primarily due to debt repayment partially offset by new capital leases for equipment purchases and higher interest rates on LIBOR and prime during the three months 2017 compared to the three months 2016.

Other Expense:

Other expense for the three months 2017 increased by $3,815 or 4.3% to $92,379 from $88,564 for the three months 2016. The amount in other expense principally is the currency gains and losses recognized by the UK operations on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros and U.S. Dollars. The Company also recognizes gains and losses from the change in fair values on its foreign currency exchange contracts.

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

For the three months 2016, the tax provision was comprised of U.K. tax plus a state and local tax provision on the Company’s U.S. income. There was no U.S. Federal tax provision for the 2016 period due to a reduction of deferred tax asset valuation allowances that offset the provision. At January 1, 2017, the Company concluded after an analysis that it was more likely than not that all of the deferred tax asset would be realized and accordingly eliminated the valuation allowance. Therefore, the provisions for the three months ended July 2, 2017 included, in addition to the U.K. tax and state and local tax, a provision for Federal tax on the Company’s income less the income applicable to the distribution for the preferred ownership interests.

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

Six Months Ended July 2, 2017 Compared to the Six Months Ended July 3, 2016

The following table sets forth, for the six months ended July 2, 2017 (“six months 2017”) and July 3, 2016 (“six months 2016”), certain operations data including their respective percentage of net sales:

	Six Months Ended
	July 2, 2017		July 3, 2016		Change	% Change

Net Sales	$51,835,978	100.0%	$52,301,464	100.0%	$(465,486)	-0.9%
Cost of Sales	41,123,248	79.3%	39,915,850	76.3%	1,207,398	3.0%
Gross Profit	10,712,730	20.7%	12,385,614	23.7%	(1,672,884)	-13.5%
Operating Expenses:
Selling	2,610,344	5.0%	2,772,982	5.3%	(162,638)	-5.9%
General and administrative	3,751,246	7.2%	4,220,922	8.1%	(469,676)	-11.1%
Research and development	970,958	1.9%	903,842	1.7%	67,116	7.4%
Total operating expenses	7,332,548	14.1%	7,897,746	15.1%	(565,198)	-7.2%
Operating Income	3,380,182	6.5%	4,487,868	8.6%	(1,107,686)	-24.7%
Interest expense	(798,650)	-1.5%	(838,413)	-1.6%	39,763	-4.7%
Other income (expense)	6,875	0.0%	(262,060)	-0.5%	268,935	<-100%
Income before taxes	2,588,407	5.0%	3,387,395	6.5%	(798,988)	-23.6%
Tax provision	425,929	0.8%	327,900	0.6%	98,029	29.9%
Net income	2,162,478	4.2%	3,059,495	5.8%	(897,017)	-29.3%
Preferred dividends	(1,477,236)	-2.8%	(1,443,666)	-2.8%	(33,570)	2.3%
Net income available to common shareholders	$685,242	1.3%	$1,615,829	3.1%	$(930,587)	-57.6%

Revenue:

Total revenue for the six months 2017 decreased $465,486 or 0.9% to $51,835,978 from $52,301,464 for the six months 2016. Automotive sales for the six months 2017 increased 2.0% compared to the six months 2016 as the increase in sales of several new programs in the European market was partially offset by a decline in the US as automotive manufacturers adjusted their production due to a softening in the US market. Industrial sales for the six months 2017 were down 6.4% compared to the prior year period. Contributing to the decline was the net currency effect of the exchange rate change of approximately $2,035,000. Without the effect of the exchange rate change, total revenue would have increased by 3.0%.

Gross Profit:

Total gross profit for the six months 2017 decreased $1,672,884 or 13.5% to $10,712,730 from $12,385,614 for the six months 2016. The gross profit percentage was 20.7% of sales for the six months 2017 compared to 23.7% for the six months 2016. The lower gross profit percentage was partially due to mix as lower margin automotive sales increased and higher margin industrial sales decreased for the six months 2017 compared to the six months 2016. Gross profit was also negatively impacted by rising raw material prices and operating inefficiencies resulting from newly awarded automotive platforms ramping up in Europe.  The decrease was partially offset by a positive net currency effect in the amount of $38,000.

Operating Expenses:

Selling expenses for the six months 2017 decreased $162,638 or 5.9% to $2,610,344 from $2,772,982 for the six months 2016. The decrease resulted primarily from the net currency effect of the exchange rate change.

General and administrative expenses for the six months 2017 decreased by $469,676 or 11.1% to $3,751,246 from $4,220,922 for the six months 2016. This decrease was due to lower employee benefit costs and professional fees for the six months 2017 compared to the six months 2016. Also contributing to the decrease was the net currency effect of $174,000.

Research and development expenses for the six months 2017 increased by $67,116 or 7.4% to $970,958 from $903,842 for the six months 2016. The increase resulted from additional staffing and increased expenditures for new product development. This was partially offset by the net currency effect of the exchange rate change in the amount of $44,000.

Operating Income:

Operating income for the six months 2017 decreased by $1,107,686 or 24.7% to $3,380,182 from $4,487,868 for the six months 2016. The operating income percentage was 6.5% of sales for the six months 2017 compared to 8.6% for the six months 2016. Operating income decreased primarily from the decrease in gross profit. This was partially offset by the reduction in operating expenses for the six month 2017 compared to 2016 and a positive net currency effect of $385,000.

Interest Expense:

Interest expense for the six months 2017 decreased by $39,763 or 4.7% to $798,650 from $838,413 for the six months 2016. The decrease was primarily due to debt repayment partially offset by new capital leases for equipment purchases and higher interest rates on LIBOR and prime during the six months 2017 compared to the six months 2016.

Other Income (Expense):

Other income (expense) for the six months 2017 increased $268,935 to a gain of $6,875 from a loss of $262,060 for the six months 2016. The amount in other income (expense) principally is the currency gains and losses recognized by the UK operations on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros and U.S. Dollars. The Company also recognizes gains and losses from the change in fair values on its foreign currency exchange contracts.

Tax Provision:

The Company files income tax returns in the United States as a C-Corporation, and in several state jurisdictions and in the United Kingdom. The Company’s subsidiary, Uniroyal, is a limited liability company (LLC) for federal and state income tax purposes and as such, its income, losses, and credits are allocated to its member. Uniroyal’s income is allocated entirely to UEPH as its sole member. Uniroyal Global then receives this income allocation as a member of UEPH less the dividends paid on the preferred units held by the former members of Uniroyal. For federal income tax purposes UEPH is a pass-through entity and the Company’s share of its taxable income is reported on its tax return. The taxable income applicable to the distribution for the preferred ownership interests is reported to the members who report it on their respective individual tax returns.

For the six months 2016, the tax provision was comprised of U.K. tax plus a state and local tax provision on the Company’s U.S. income. There was no U.S. Federal tax provision for the 2016 period due to a reduction of deferred tax asset valuation allowances that offset the provision. At January 1, 2017, the Company concluded after an analysis that it was more likely than not that all of the deferred tax asset would be realized and accordingly eliminated the valuation allowance. Therefore, the provisions for the six months ended July 2, 2017 included, in addition to the U.K. tax and state and local tax, a provision for Federal tax on the Company’s income less the income applicable to the distribution for the preferred ownership interests.

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

Liquidity and Sources of Capital

Cash, as it is needed, is provided by using the Company’s lines of credit. These lines provide for a total borrowing commitment in excess of $40,000,000 subject to the underlying borrowing base specified in the agreements. Of the total outstanding borrowings of $18,024,806 at July 2, 2017, $14.1 million of the lines bears interest at LIBOR plus a range of 1.95% to 2.45%, depending on the underlying borrowing base and $3.9 million bears interest at the bank’s prime or base lending rate which was 4.25% at July 2, 2017. At July 2, 2017, the lines provided an additional availability of approximately $3.4 million. We plan to use this availability to help finance our cash needs for the remaining months of fiscal 2017 and future periods. The balances due under the lines of credit are recorded as current liabilities on the balance sheet.

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

The ratio of current assets to current liabilities, including the amount due under our lines of credit, was 1.10 at July 2, 2017 and 1.13 at January 1, 2017.

Cash balances decreased $217,825, after the effects of currency translation of $48,112, to $1,103,761 at July 2, 2017 from $1,321,586 at January 1, 2017. Of the above noted amounts, $877,270 and $970,327 were held outside the U.S. by our foreign subsidiaries as of July 2, 2017 and January 1, 2017, respectively.

Cash provided by operations was $2,448,025 for the six months 2017 compared to $2,148,415 for the six months 2016. Cash provided by operations came from net income of $2,162,478 and $3,059,495 for the six months 2017 and 2016, respectively, as adjusted by cash flows related to changes in assets and liabilities of $(781,903) and $(1,948,022) for the six months 2017 and 2016, respectively.  Collections from accounts receivable and other receivables and timing of payments to vendors contributed to the increase compared to 2016.

Cash used in investing activities was $1,179,257 for the six months 2017 compared to $874,862 for the six months 2016. During 2017 and 2016, cash used in investing activities was principally for purchases of machinery and equipment at our manufacturing locations.

For the six months 2017, cash used in financing activities was $1,534,705 as compared to $1,645,313 used in financing activities for the six months 2016.  The Company paid $1,455,942 and $1,174,463 of preferred dividends for the six months 2017 and 2016, respectively. The Company had net advances on its lines of credit of $622,911 and $1,085,914 for the six months 2017 and 2016, respectively. In May 2016, the Company modified the terms of the secured promissory note in the amount of $1,285,593 related to the Wardle Storeys acquisition and paid the note in full on May 31, 2016.

Our credit agreements contain customary affirmative and negative covenants. We were in compliance with our debt covenants as of July 2, 2017 and through the date of filing of this report.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 2, 2017 and concluded that our disclosure controls and procedures were effective as of July 2, 2017.

Changes in Internal Controls over Financial Reporting

During the six months ended July 2, 2017, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Second Quarter 2017
For the Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

April 3, 2017 to April 30, 2017	7,362	$3.34	-	-
May 1, 2017 to May 28, 2017	6,650	$3.42	-	-
May 29, 2017 to July 2, 2017	2,100	$3.32	-	-
Total	16,112	$3.33	-	-

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit No.	Description

31.1 *	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a)
31.2 *	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a)
32.1 *	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350
32.2 *	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350
101.INS * +	XBRL Instance Document
101.CAL * +	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF * +	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB * +	XBRL Taxonomy Extension Label Linkbase Document
101.PRE * +	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH * +	XBRL Taxonomy Extension Schema Document
_______________
*	Filed herewith.
+	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Dated: August 7, 2017	By:	/s/ Howard R. Curd
Howard R. Curd Chief Executive Officer

Dated: August 7, 2017	By:	/s/ Edmund C. King
Edmund C. King Chief Financial Officer