Form 10-Q
period 2017-10-01
UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.
filed 2017-11-06
CIK 1172706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑
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

As of November 1, 2017, the issuer had 17,078,928 shares of ordinary Common Stock, $0.001 par value, and 1,619,102 shares of Class B Common Stock, $0.001 par value, outstanding.

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

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Uniroyal Global Engineered Products, Inc.
Consolidated Balance Sheets

	(Unaudited)

ASSETS	October 1, 2017	January 1, 2017
CURRENT ASSETS
Cash and cash equivalents	$1,751,129	$1,321,586
Accounts receivable, net	15,216,420	14,555,463
Inventories, net	21,289,279	17,046,171
Other current assets	694,922	1,183,932
Related party receivable	56,115	25,456
Total Current Assets	39,007,865	34,132,608
PROPERTY AND EQUIPMENT, NET	15,295,342	13,611,494
OTHER ASSETS
Intangible assets	3,281,461	3,133,564
Goodwill	1,079,175	1,079,175
Other long-term assets	7,023,981	6,665,375
Total Other Assets	11,384,617	10,878,114
TOTAL ASSETS	$65,687,824	$58,622,216
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued in excess of bank balance	$829,573	$679,494
Lines of credit	19,833,352	16,799,592
Current maturities of long-term debt	1,021,491	851,988
Current maturities of capital lease obligations	399,205	368,718
Accounts payable	9,628,261	7,331,213
Accrued expenses and other liabilities	4,361,076	3,645,526
Related party obligation	375,029	371,161
Current portion of postretirement benefit liability - health and life	158,527	158,527
Total Current Liabilities	36,606,514	30,206,219
LONG-TERM LIABILITIES
Long-term debt, less current portion	2,032,932	1,994,910
Capital lease obligations, less current portion	629,262	856,171
Related party lease financing obligation	2,155,914	2,162,151
Long-term debt to related parties	2,551,271	2,826,907
Postretirement benefit liability - health and life, less current portion	2,872,491	2,883,684
Other long-term liabilities	640,306	792,027
Total Long-Term Liabilities	10,882,176	11,515,850
Total Liabilities	47,488,690	41,722,069
STOCKHOLDERS' EQUITY
Preferred units, Series A UEP Holdings, LLC, 200,000 units issued and outstanding ($100 issue price)	617,571	617,571
Preferred units, Series B UEP Holdings, LLC, 150,000 units issued and outstanding ($100 issue price)	463,179	463,179
Preferred stock, Uniroyal Global (Europe) Limited, 50 shares issued and outstanding ($1.51 stated value)	75	75
Common stock, 95,000,000 shares authorized ($.001 par value) 18,698,030 and 18,727,782 shares issued and outstanding as of October 1, 2017 and January 1, 2017, respectively	18,698	18,728
Additional paid-in capital	34,862,739	34,653,894
Accumulated deficit	(16,967,125)	(17,174,814)
Accumulated other comprehensive loss	(796,003)	(1,678,486)
Total Stockholders' Equity	18,199,134	16,900,147
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$65,687,824	$58,622,216

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016

NET SALES	$22,498,456	$24,675,521	$74,334,434	$76,976,985

COST OF GOODS SOLD	18,310,782	19,325,342	59,434,030	59,241,192

Gross Profit	4,187,674	5,350,179	14,900,404	17,735,793

OPERATING EXPENSES:
Selling	1,285,822	1,238,035	3,896,166	4,011,017
General and administrative	1,543,689	1,830,932	5,294,935	6,051,854
Research and development	483,221	412,854	1,454,179	1,316,696
OPERATING EXPENSES	3,312,732	3,481,821	10,645,280	11,379,567

Operating Income	874,942	1,868,358	4,255,124	6,356,226

OTHER EXPENSE:
Interest and other debt related expense	(418,698)	(394,401)	(1,217,348)	(1,232,814)
Other expense	(115,482)	(17,015)	(108,607)	(279,075)
Net Other Expense	(534,180)	(411,416)	(1,325,955)	(1,511,889)

INCOME BEFORE TAX PROVISION	340,762	1,456,942	2,929,169	4,844,337

TAX PROVISION	65,170	156,898	491,099	484,798

NET INCOME	275,592	1,300,044	2,438,070	4,359,539

Preferred stock dividend	(753,145)	(722,029)	(2,230,381)	(2,165,695)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(477,553)	$578,015	$207,689	$2,193,844

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.03)	$0.03	$0.01	$0.12
Diluted	$(0.03)	$0.03	$0.01	$0.12
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	18,698,030	18,828,292	18,708,427	18,843,440
Diluted	18,698,030	18,893,936	18,794,087	18,909,085

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended

	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016

NET INCOME	$275,592	$1,300,044	$2,438,070	$4,359,539

OTHER COMPREHENSIVE INCOME (LOSS):
Minimum benefit liability adjustment	-	(1,173)	-	(3,519)
Foreign currency translation adjustment	340,329	(213,582)	882,483	(1,132,786)
OTHER COMPREHENSIVE INCOME (LOSS)	340,329	(214,755)	882,483	(1,136,305)

COMPREHENSIVE INCOME	615,921	1,085,289	3,320,553	3,223,234

Preferred stock dividend	(753,145)	(722,029)	(2,230,381)	(2,165,695)

COMPREHENSIVE INCOME (LOSS) TO COMMON SHAREHOLDERS	$(137,224)	$363,260	$1,090,172	$1,057,539

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.
Consolidated Statement of Changes in Stockholders' Equity
For the Nine Months Ended October 1, 2017
(Unaudited)

											Accumulated
											Other
											Comprehensive
	UEPH Series A		UEPH Series B		EPAL Preferred		Common Stock		Additional	Accumulated	Income	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	(Loss)	Equity
Balance January 1, 2017	200,000	$617,571	150,000	$463,179	50	$75	18,727,782	$18,728	$34,653,894	$(17,174,814)	$(1,678,486)	$16,900,147
Net income	-	-	-	-	-	-	-	-	-	2,438,070	-	2,438,070
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	882,483	882,483
Stock-based compensation expense	-	-	-	-	-	-	-	-	308,655	-	-	308,655
Treasury shares, purchased at cost and retired	-	-	-	-	-	-	(29,752)	(30)	(99,810)	-	-	(99,840)
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(2,230,381)	-	(2,230,381)
Balance October 1, 2017	200,000	$617,571	150,000	$463,179	50	$75	18,698,030	$18,698	$34,862,739	$(16,967,125)	$(796,003)	$18,199,134

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES	October 1, 2017	October 2, 2016

Net income	$2,438,070	$4,359,539
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,330,957	1,294,802
Stock-based compensation expense	308,655	277,939
Amortization of intangible assets	15,003	15,003
Loss on disposal of property and equipment	10,863	2,926
Noncash postemployment health and life benefit	-	(3,519)
Changes in assets and liabilities:
Accounts receivable	118,162	(2,473,517)
Inventories	(3,534,845)	(528,226)
Other current assets	547,933	455,875
Related party receivable	26,426	71,422
Other long-term assets	(35,560)	(95,042)
Accounts payable	1,835,573	1,055,517
Accrued expenses and other liabilities	490,680	598,276
Postretirement benefit liability - health and life	(11,193)	(97)
Other long-term liabilities	(207,133)	102,166
Cash provided by operating activities	3,333,591	5,133,064

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,588,485)	(1,236,069)
Net payments on life insurance policies	(316,671)	(250,201)
Cash used in investing activities	(1,905,156)	(1,486,270)

CASH FLOWS FROM FINANCING ACTIVITIES
Checks issued in excess of bank balance, net	150,079	289,250
Net advances on line of credit	2,029,826	220,428
Payments on long-term debt	(418,712)	(231,964)
Payments on capital lease obligations	(289,189)	(343,647)
Payments on related party obligation	(278,004)	(1,361,445)
Payment of preferred stock dividends	(2,204,199)	(2,147,408)
Purchase and retirement of treasury stock	(99,840)	(274,074)
Cash used in financing activities	(1,110,039)	(3,848,860)
Net change in cash and cash equivalents	318,396	(202,066)
Cash and cash equivalents - beginning of period	1,321,586	1,910,112
Effects of currency translation on cash and cash equivalents	111,147	(150,160)

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,751,129	$1,557,886

For noncash transactions and supplement disclosure of cash flow information see Note 2.

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements
October 1, 2017
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

The results of operations for the interim period ended October 1, 2017 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended January 1, 2017, which are contained in the Company’s 2016 Annual Report on Form 10-K/A.

The Company owns all of the ownership interests in Uniroyal Engineered Products, LLC (“Uniroyal”) and its holding company UEP Holdings, LLC (“UEPH”), a U.S. manufacturer of textured coatings, and all of the ordinary common stock of Uniroyal Global (Europe) Limited (“UGEL”) formerly known as Engineered Products Acquisition Limited (“EPAL”), the holding company for Uniroyal Global Limited (“UGL”) formerly Wardle Storeys (Earby) Limited (“Wardle Storeys”), a European manufacturer of textured coatings and polymer films.

The Company and its subsidiaries have adopted a 52/53-week fiscal year ending on the Sunday nearest to December 31. The current year ending December 31, 2017 and the prior year ended January 1, 2017 are 52-week years.

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of October 1, 2017 and the results of operations, comprehensive income and cash flows for the interim periods ended October 1, 2017 and October 2, 2016.

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the U.S. dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s U.K.-based operations are measured using the British Pound Sterling as the functional currency. See Note 5, Foreign Currency Translation.

2.	Noncash Transactions and Supplemental Disclosure of Cash Flow Information

During the nine months ended October 1, 2017 and October 2, 2016, the Company paid down $295,168 and $301,812, respectively, of its term loans using available borrowings on its various lines of credit.

During the nine months ended October 1, 2017 and October 2, 2016, the Company entered into new equipment financing arrangements with a value of $845,553 and $584,624, respectively. The fair value was added to property and equipment and a corresponding amount to long-term debt or capital lease obligations.

Supplemental disclosure of cash paid for:

	Nine Months Ended
	October 1, 2017	October 2, 2016

Interest	$1,212,910	$1,236,465

Tax payments	$-	$-

3.	Derivatives

The Company recognizes all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, as to whether the hedge is a cash flow hedge or a fair value hedge.

The Company incurs foreign currency risk on sales and purchases denominated in other currencies, primarily the British Pound Sterling and the Euro. Foreign currency exchange contracts are used by the Company principally to limit the exchange rate fluctuations of the Euro. The Euro risk is partially limited due to natural cash flow offsets. Currency exchange contracts are purchased for approximately 25% of the net risk. These contracts are not designated as cash flow hedges for accounting purposes. Changes in fair value of these contracts are reported in net earnings as part of other expense.

4.	Fair Value of Financial Instruments

The Company’s short-term financial instruments consist of cash and cash equivalents, receivables, accounts payable and the lines of credit. The Company adjusts the carrying value of financial instruments denominated in other currencies such as cash, receivables, accounts payable and the lines of credit using the appropriate exchange rates at the balance sheet date. The Company believes that the carrying values of these short-term financial instruments approximate their estimated fair values.

The fair value of the Company’s long-term debt is estimated based on current rates for similar instruments with the same remaining maturities. In determining the current interest rates for similar instruments the Company takes into account its risk of nonperformance. The Company believes that the carrying value of its long-term debt approximates its estimated fair value.

The Company uses foreign currency exchange contracts which are recorded at their estimated fair values in the accompanying Consolidated Balance Sheets. The fair values of the contracts at October 1, 2017 and January 1, 2017 were net assets of $2,220 and $9,718, respectively, and were included in other current assets. The fair values of the currency exchange contracts are based upon observable market transactions of spot and forward rates.

For the nine months ended October 1, 2017, there have been no changes in the application of valuation methods applied to similar assets and liabilities.

5.	Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while the capital accounts are translated at the historical rate for the date they were recognized. Revenues and expenses are translated at the weighted average exchange rates during the reporting period. The resulting translation gains and losses on assets and liabilities are recorded in accumulated other comprehensive loss, and are excluded from net income until realized through a sale or liquidation of the investment. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are included in Other Expense in the accompanying Consolidated Statements of Operations.

6.	Inventories

Inventories consist of the following:

	October 1, 2017	January 1, 2017

Raw materials	$6,180,471	$5,199,632
Work-in-process	5,305,440	4,491,250
Finished goods	11,223,336	8,669,625
	22,709,247	18,360,507
Less: Allowance for inventory obsolescence	(1,419,968)	(1,314,336)

Total Inventories	$21,289,279	$17,046,171

7.	Other Long-term Assets

Other long-term assets consist of the following:

	October 1, 2017	January 1, 2017

Non-current deferred tax asset	$5,684,424	$5,689,000
Other	1,339,557	976,375

Total Other Long-term Assets	$7,023,981	$6,665,375

8.	Other Long-term Liabilities

Other long-term liabilities consist of the following:

	October 1, 2017	January 1, 2017

Non-current deferred tax liability	$605,004	$743,971
Other	35,302	48,056

Total Other Long-term Liabilities	$640,306	$792,027

9.	Lines of Credit

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

The outstanding balance on the line of credit (“Uniroyal Line of Credit”) was $10,289,656 and $9,668,388 as of October 1, 2017 and January 1, 2017, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying Consolidated Balance Sheets.

The Company’s U.K. subsidiary has available a £9,000,000 (approximately $12.0 million) revolving line of credit financing agreement with Lloyds Bank Commercial Finance Limited (“U.K. Line of Credit”) which is subject to a six-month notice by either party. The line has several tranches based on currency or underlying security. Interest is payable monthly at the base rate (U.K. LIBOR or Lloyds Bank Base Rate as published) plus 1.95% to 2.45% depending on the tranche. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable and inventories. The line of credit is secured by substantially all of the subsidiary's assets and includes certain financial and restrictive covenants.

The outstanding balance on the U.K. Line of Credit was £7,125,103 and £5,792,236 ($9,543,696 and $7,131,204) as of October 1, 2017 and January 1, 2017, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying Consolidated Balance Sheets.

10.	Long-term Debt

Long-term debt consists of the following:

	Interest Rate	October 1, 2017	January 1, 2017

Wells Fargo Capital Finance LLC	Prime	$866,825	$1,089,721
Lloyds Bank Commercial Finance Limited	LIBOR + 3.15%	121,392	181,392
Kennet Equipment Leasing Limited	10.90%	733,923	801,153
Balboa Capital Corporation	5.72%	108,895	213,230
Regents Capital Corporation	7.40%	267,974	350,000
De Lage Landen Financial Services	7.35%	102,256	118,073
Ford Motor Credit	4.30%	38,800	44,387
Byline Financial Group	8.56%	33,659	48,942
Regents Capital Corporation	6.20%	299,719	-
Regents Capital Corporation	6.47%	321,584	-
Regents Capital Corporation	6.50%	159,396	-
		3,054,423	2,846,898
Current portion		(1,021,491)	(851,988)
		$2,032,932	$1,994,910

11.	Related Party Obligations

Long-term debt to related parties consists of the following:

	Interest Rate	October 1, 2017	January 1, 2017

Senior subordinated promissory note	9.25%	$2,000,000	$2,000,000
Senior secured promissory note	10.00%	918,785	1,194,421
		2,918,785	3,194,421
Current portion		(367,514)	(367,514)
		$2,551,271	$2,826,907

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

	October 1, 2017	January 1, 2017

Related party lease financing obligation	$2,163,429	$2,165,798
Less: current portion	(7,515)	(3,647)

Long-term Portion	$2,155,914	$2,162,151

The current portions of the long-term debt to related parties and the related party lease financing obligation are combined and are shown in current liabilities as related party obligation.

	October 1, 2017	January 1, 2017
Current portion of long-term debt to related parties	$367,514	$367,514
Current portion of related party lease financing obligation	7,515	3,647

Related Party Obligation	$375,029	$371,161

12.	Capital Leases

The Company has several capital leases on equipment which expire from October 2, 2017 through January 2021 with monthly lease payments ranging from approximately $1,119 to $31,120 per month. The capital lease obligations are secured by the related equipment. As of October 1, 2017 and January 1, 2017, assets recorded under capital leases are included in property and equipment in the accompanying Consolidated Balance Sheets. Amortization of items under capital lease obligations has been included with depreciation expense on owned property and equipment in the accompanying Consolidated Statements of Operations. Interest rates on these obligations range from 3.84% to 19.15%

Capital lease obligations consist of the following:

	October 1, 2017	January 1, 2017

Capital lease obligations	$1,028,467	$1,224,889
Less: current portion	(399,205)	(368,718)

Long-term Portion	$629,262	$856,171

13.	Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss were as follows:

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustment	Total

Balance at January 1, 2017	$233,877	$(1,912,363)	$(1,678,486)

Other comprehensive losses before reclassifications, net	-	882,483	882,483

Balance at October 1, 2017	$233,877	$(1,029,880)	$(796,003)

The gain (loss) reclassified from accumulated other comprehensive income (loss) into income is recorded to the following income statement line items:

Other Comprehensive Income (Loss) Component	Income Statement Line Item

Minimum Benefit Liability Adjustments	General and administrative expense

14.	Stock Option Plan

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

Compensation expense is recognized on a straight-line basis over a three-year vesting period from date of grant.

Stock option activity for the nine months ended October 1, 2017 and October 2, 2016 is as follows:

	Stock Options
	Total	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price	Non-Vested	Weighted Average Exercise Price
Outstanding at January 3, 2016	665,000	$2.37	-	$-	665,000	$2.37
Granted	360,250	3.57	-	-	360,250	3.57
Vested	-	-	230,001	2.37	(230,001)	2.37
Exercised	(5,000)	2.37	(5,000)	2.37	-	-
Forfeited or cancelled	(15,000)	2.77	-	-	(15,000)	2.77
Outstanding at October 2, 2016	1,005,250	$2.79	225,001	$2.37	780,249	$2.92

Outstanding at January 1, 2017	997,750	$2.80	217,501	$2.37	780,249	$2.92
Granted	-	-	-	-	-	-
Vested	-	-	330,913	2.80	(330,913)	2.80
Exercised	-	-	-	-	-	-
Forfeited or cancelled	(10,000)	2.97	(6,667)	2.67	(3,333)	3.57

Outstanding October 1, 2017	987,750	$2.80	541,747	$2.63	446,003	$3.00

Aggregate Intrinsic Value
October 2, 2016	$487,500		$168,751		$318,749

Aggregate Intrinsic Value	$51,000		$34,000		$17,000
October 1, 2017

Option expense recognized was $102,010 and $112,375 for the three months ended October 1, 2017 and October 2, 2016, respectively and $308,655 and $277,939 for the nine months ended October 1, 2017 and October 2, 2016, respectively. As of October 1, 2017, there was $464,812 in unrecognized compensation cost related to the options granted under the 2015 Stock Option Plan. We expect to recognize those costs over the remaining vesting term of 18 months.

15.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a new standard, ASU No. 2014-09, "Revenue from Contracts with Customers." Under ASU 2014-09 recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new standard will be effective for the Company January 1, 2018. Based on our evaluation to date, which includes the results of reviewing our sales contracts, we do not expect the adoption of this standard to have a significant impact on our consolidated financial position, results of operations and cash flows.

On July 22, 2015, the Financial Accounting Standards Board issued a new standard, ASU No. 2015-11, “Simplifying the Measurement of Inventory”. The new standard requires entities to measure most inventory at the lower of cost and net realizable value, which is a change from the current guidance under which an entity must measure inventory at the lower of cost or market with market defined as replacement cost, net realizable value or net realizable value less a normal profit margin. The ASU will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method. It became effective for the Company on January 2, 2017. The adoption of this standard for the year ending December 31, 2017 will not have a significant effect on its consolidated financial position, results of operations and cash flows.

On November 20, 2015, the Financial Accounting Standards Board issued a new standard, ASU No. 2015-17, “Income Taxes - Balance Sheet Classification of Deferred Taxes”. Under the new guidance deferred tax liabilities and assets will be classified as noncurrent in a classified statement of financial position. It became effective for the Company on January 2, 2017. The adoption of this standard for the year ending December 31, 2017 will not have a significant effect on its consolidated financial position, results of operations and cash flows. The Company is applying the change retrospectively for all periods presented. Thus, current deferred tax assets in the amount of $1,301,280 which had been included in Other Current Assets in the accompanying Consolidated Balance Sheets at January 1, 2017 were reclassified to Other Long-term Assets or Other Long-term liabilities at that date.

On February 25, 2016, the Financial Accounting Standards Board issued a new standard, ASU No. 2016-02, “Leases”. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. It will be effective for the Company on December 31, 2018. The Company is currently evaluating the effects this standard will have, if any, on its consolidated financial position, results of operations and cash flows together with evaluating the adoption date.

On March 30, 2016, the Financial Accounting Standards Board issued a new standard, ASU No. 2016-09, “Compensation – Stock Compensation.” The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. It became effective for the Company on January 2, 2017. The adoption of this standard for the year ending December 31, 2017 will not have a significant effect on its consolidated financial position, results of operations and cash flows.

On August 26, 2016, the Financial Accounting Standards Board issued a new standard, ASU No. 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” The new standard applies to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. It will be effective for the Company on January 1, 2018. The Company is currently evaluating the effects this standard will have, if any, on its consolidated financial position, results of operations and cash flows together with evaluating the adoption date.

On January 26, 2017, the Financial Accounting Standards Board issued a new standard, ASU No. 2017-04, “Intangibles – Goodwill and Other – Simplifying the Test for Goodwill Impairment.” The new standard modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. It will be effective for the Company on December 30, 2019. The Company is currently evaluating the effects this standard will have, if any, on its consolidated financial position, results of operations and cash flows together with evaluating the adoption date.

On May 10, 2017, the Financial Accounting Standards Board issued a new standard, ASU No. 2017-09, “Compensation – Stock Compensation – Scope of Modification Accounting.” The new standard clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. It will be effective for the Company on January 1, 2018. Although the Company currently does not have any plans to change any of the terms or conditions of its stock compensation plan, the Company is evaluating this standard to understand the effects various changes, if made, could have on its consolidated financial position, results of operations and cash flows together with evaluating the adoption date.

On August 28, 2017, the Financial Accounting Standards Board issued a new standard, ASU No. 2017-12, “Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities.” The objective of this new standard is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities and to simplify the application of the hedge accounting guidance in current GAAP. It will be effective for the Company on December 31, 2018. The Company is currently evaluating the effects this standard will have, if any, on its consolidated financial position, results of operations and cash flows together with evaluating the adoption date.

16.	Earnings per Common Share

 The following table sets forth the computation of earnings per common share - basic and earnings per common share – diluted for the three and nine months ended October 1, 2017 and October 2, 2016:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Numerator
Net income (loss) available to common shareholders	$(477,553)	$578,015	$207,689	$2,193,844

Denominator
Denominator for basic earnings per share - weighted average shares outstanding	18,698,030	18,828,292	18,708,427	18,843,440
Weighted average effect of dilutive securities	-	65,644	85,660	65,645
Denominator for dilutive earnings per share - weighted average shares outstanding	18,698,030	18,893,936	18,794,087	18,909,085

Basic and Diluted Income (Loss) Per Share
Net income (loss) available to common shareholders	$(0.03)	$0.03	$0.01	$0.12
Effect of dilutive securities	-	-	-	-
Net income (loss) available to common shareholders	$(0.03)	$0.03	$0.01	$0.12

The calculations of diluted earnings per share for the nine months ended October 1, 2017 and the three and nine months ended October 2, 2016 excluded options to purchase 350,250 and 355,250 shares of common stock, respectively, because the options’ exercise price of $3.57 per share was greater than the average market prices of the common shares.  Due to the net loss for the three months ended October 1, 2017, the calculations of basic and diluted loss per share were the same since including options to purchase shares of common stock in the calculation of diluted loss per share would have been anti-dilutive.

17.	Subsequent Events

The Company has evaluated subsequent events occurring through the date that the financial statements were issued for events requiring recording or disclosure in the October 1, 2017 financial statements. There were no material events or transactions occurring during this period requiring recognition or disclosure.

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

Our Earby, England operation’s functional currency is the British Pound Sterling and has sales and purchases transactions that are denominated in currencies other than its functional currency, principally the Euro. Approximately 30% of the Company’s global revenues and 34% of its global raw material purchases are derived from these transactions. The average year-to-date exchange rate for the Pound Sterling to the U.S. Dollar was approximately 8.4% lower and the average exchange rate for the Euro to the Pound Sterling was approximately 10.2% higher in 2017 compared to 2016. These exchange rate changes had the net effect of decreasing net sales by approximately $1.6 million for the nine months ended October 1, 2017. The overall effect on net income was a positive amount of approximately $448,000 for the nine months ended October 1, 2017 compared to the corresponding period of 2016 as the negative effect of the Pound Sterling was offset by the positive effect of the Euro.

Three Months Ended October 1, 2017 Compared to the Three Months Ended October 2, 2016

The following table sets forth, for the three months ended October 1, 2017 (“three months 2017”) and October 2, 2016 (“three months 2016”), certain operations data including their respective percentage of net sales:

	Three Months Ended

	October 1, 2017		October 2, 2016		Change	% Change

Net Sales	$22,498,456	100.0%	$24,675,521	100.0%	$(2,177,065)	-8.8%
Cost of Sales	18,310,782	81.4%	19,325,342	78.3%	(1,014,560)	-5.2%
Gross Profit	4,187,674	18.6%	5,350,179	21.7%	(1,162,505)	-21.7%
Other Expenses:
Selling	1,285,822	5.7%	1,238,035	5.0%	47,787	3.9%
General and administrative	1,543,689	6.9%	1,830,932	7.4%	(287,243)	-15.7%
Research and development	483,221	2.1%	412,854	1.7%	70,367	17.0%
Total operating expenses	3,312,732	14.7%	3,481,821	14.1%	(169,089)	-4.9%
Operating Income	874,942	3.9%	1,868,358	7.6%	(993,416)	-53.2%
Interest expense	(418,698)	-1.9%	(394,401)	-1.6%	(24,297)	6.2%
Other expense	(115,482)	-0.5%	(17,015)	-0.1%	(98,467)	>100%
Income before taxes	340,762	1.5%	1,456,942	5.9%	(1,116,180)	-76.6%
Tax provision	65,170	0.3%	156,898	0.6%	(91,728)	-58.5%
Net income	275,592	1.2%	1,300,044	5.3%	(1,024,452)	-78.8%
Preferred dividends	(753,145)	-3.3%	(722,029)	-2.9%	(31,116)	4.3%
Net income (loss) available to common shareholders	$(477,553)	-2.1%	$578,015	2.3%	$(1,055,568)	<-100%

Revenue:

Total revenue for the three months 2017 decreased $2,177,065 or 8.8% to $22,498,456 from $24,675,521 for the three months 2016. Automotive sales for the three months 2017 decreased 9.6% compared to the three months 2016 as the increase in sales of several new programs in the European market was offset by a decline in the U.S. as automotive manufacturers continued to adjust their production due to a softening in the U.S. market. Industrial sales for the three months 2017 were down 7.3% compared to the prior year period. The quarterly effect of the currency fluctuation reduced the negative sales variance by $260,000 as the strong Euro benefited quarterly sales and offset the small negative effect of the translated British Pound Sterling.

Gross Profit:

Total gross profit for the three months 2017 decreased $1,162,505 or 21.7% to $4,187,674 from $5,350,179 for the three months 2016. The gross profit percentage was 18.6% of sales for the three months 2017 compared to 21.7% for the three months 2016. The lower gross profit percentage was partially due to unfavorable material usage variances for the three months 2017 compared to the three months 2016. Gross profit was also negatively impacted by rising raw material prices and operating inefficiencies resulting from newly awarded automotive platforms ramping up in Europe. The currency effect was minimal as the quarterly average GBP to USD translation rate was relatively stable compared to the prior year.

Operating Expenses:

Selling expenses for the three months 2017 increased $47,787 or 3.9% to $1,285,822 from $1,238,035 for the three months 2016. The increase resulted primarily from additional staffing and promotional costs incurred in the three months 2017 compared to the three months 2016.

General and administrative expenses for the three months 2017 decreased $287,243 or 15.7% to $1,543,689 from $1,830,932 for the three months 2016. This decrease was due to lower employee benefit costs and professional fees for the three months 2017 compared to the three months 2016.

Research and development expenses for the three months 2017 increased $70,367 or 17.0% to $483,221 from $412,854 for the three months 2016. The increase resulted from additional staffing and increased expenditures for new product development.

Operating Income:

Operating income for the three months 2017 decreased $993,416 or 53.2% to $874,942 from $1,868,358 for the three months 2016. The operating income percentage was 3.9% of sales for the three months 2017 compared to 7.6% for the three months 2016. Operating income decreased primarily from the decrease in gross profit which was partially offset by the decrease in operating expenses.

Interest Expense:

Interest expense for the three months 2017 increased $24,297 or 6.2% to $418,698 from $394,401 for the three months 2016. The increase was primarily due to debt repayment partially offset by new capital leases for equipment purchases and higher interest rates on LIBOR and prime during the three months 2017 compared to the three months 2016.

Other Expense:

Other expense for the three months 2017 increased $98,467 to $115,482 from $17,015 for the three months 2016. The amount in other expense principally is the currency gains and losses recognized by the U.K. operations on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros and U.S. Dollars. The Company also recognizes gains and losses from the change in fair values on its foreign currency exchange contracts.

Tax Provision:

The Company files income tax returns in the United States as a C-Corporation, and in several state jurisdictions and in the United Kingdom. The Company’s subsidiary, Uniroyal, is a limited liability company (LLC) for federal and state income tax purposes and as such, its income, losses, and credits are allocated to its member. Uniroyal’s income is allocated entirely to UEPH as its sole member. Uniroyal Global then receives this income allocation as a member of UEPH less the dividends paid on the preferred units held by the former members of Uniroyal. For federal income tax purposes, UEPH is a pass through entity and the Company’s share of its taxable income is reported on its tax return. The taxable income applicable to the distribution for the preferred ownership interests is reported to the members who report it on their respective individual tax returns.

For the three months 2016, the tax provision was comprised of U.K. tax plus a state and local tax provision on the Company’s U.S. income. There was no U.S. Federal tax provision for the 2016 period due to a reduction of deferred tax asset valuation allowances that offset the provision. At January 1, 2017, the Company concluded after an analysis that it was more likely than not that all of the deferred tax asset would be realized and, accordingly, eliminated the valuation allowance. Therefore, the provisions for the three months ended October 1, 2017 included, in addition to the U.K. tax and state and local tax, a provision for Federal tax on the Company’s income less the income applicable to the distribution for the preferred ownership interests.

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

Nine Months Ended October 1, 2017 Compared to the Nine Months Ended October 2, 2016

The following table sets forth, for the nine months ended October 1, 2017 (“nine months 2017”) and October 2, 2016 (“nine months 2016”), certain operations data including their respective percentage of net sales:

	Nine Months Ended

	October 1, 2017		October 2, 2016		Change	% Change

Net Sales	$74,334,434	100.0%	$76,976,985	100.0%	$(2,642,551)	-3.4%
Cost of Sales	59,434,030	80.0%	59,241,192	77.0%	192,838	0.3%
Gross Profit	14,900,404	20.0%	17,735,793	23.0%	(2,835,389)	-16.0%
Other Expenses:
Selling	3,896,166	5.2%	4,011,017	5.2%	(114,851)	-2.9%
General and administrative	5,294,935	7.1%	6,051,854	7.9%	(756,919)	-12.5%
Research and development	1,454,179	2.0%	1,316,696	1.7%	137,483	10.4%
Total operating expenses	10,645,280	14.3%	11,379,567	14.8%	(734,287)	-6.5%
Operating Income	4,255,124	5.7%	6,356,226	8.3%	(2,101,102)	-33.1%
Interest expense	(1,217,348)	-1.6%	(1,232,814)	-1.6%	15,466	-1.3%
Other expense	(108,607)	-0.1%	(279,075)	-0.4%	170,468	-61.1%
Income before taxes	2,929,169	3.9%	4,844,337	6.3%	(1,915,168)	-39.5%
Tax provision	491,099	0.7%	484,798	0.6%	6,301	1.3%
Net income	2,438,070	3.3%	4,359,539	5.7%	(1,921,469)	-44.1%
Preferred dividends	(2,230,381)	-3.0%	(2,165,695)	-2.8%	(64,686)	3.0%
Net income available to common shareholders	$207,689	0.3%	$2,193,844	2.8%	$(1,986,155)	-90.5%

Revenue:

Total revenue for the nine months 2017 decreased $2,642,551 or 3.4% to $74,334,434 from $76,976,985 for the nine months 2016. Automotive sales for the nine months 2017 decreased 1.8% compared to the nine months 2016 as the increase in sales of several new programs in the European market was offset by a decline in the U.S. as automotive manufacturers adjusted their production due to a softening in the U.S. market. Industrial sales for the nine months 2017 were down 6.7% compared to the prior year period. Contributing to the decline was the net currency effect of the exchange rate change of approximately $1.6 million. Without the effect of the exchange rate change, total revenue would only have decreased by 1.4%.

Gross Profit:

Total gross profit for the nine months 2017 decreased $2,835,389 or 16.0% to $14,900,404 from $17,735,793 for the nine months 2016. The gross profit percentage was 20.0% of sales for the nine months 2017 compared to 23.0% for the nine months 2016. The lower gross profit percentage was partially due to mix as the ratio of lower margin automotive sales to higher margin industrial sales increased for the nine months 2017 compared to the nine months 2016. Gross profit was also negatively impacted by rising raw material prices and operating inefficiencies resulting from newly awarded automotive platforms ramping up in Europe.  The decrease was partially offset by a positive net currency effect in the amount of $168,000.

Operating Expenses:

Selling expenses for the nine months 2017 decreased $114,851 or 2.9% to $3,896,166 from $4,011,017 for the nine months 2016. Lower commissions on sales were partially offset by increases in staffing and other costs. Also contributing to the decrease was the net currency effect of $109,000.

General and administrative expenses for the nine months 2017 decreased $756,919 or 12.5% to $5,294,935 from $6,051,854 for the nine months 2016. This decrease was due to lower employee benefit costs and professional fees for the nine months 2017 compared to the nine months 2016. Also contributing to the decrease was the net currency effect of $169,000.

Research and development expenses for the nine months 2017 increased $137,483 or 10.4% to $1,454,179 from $1,316,696 for the nine months 2016. The increase resulted from additional staffing and increased expenditures for new product development. This was partially offset by the net currency effect of the exchange rate change in the amount of $46,000.

Operating Income:

Operating income for the nine months 2017 decreased $2,101,102 or 33.1% to $4,255,124 from $6,356,226 for the nine months 2016. The operating income percentage was 5.7% of sales for the nine months 2017 compared to 8.3% for the nine months 2016. Operating income decreased primarily from the decrease in gross profit. This was partially offset by the reduction in operating expenses for the nine months 2017 compared to 2016 and a positive net currency effect of $492,000.

Interest Expense:

Interest expense for the nine months 2017 decreased $15,466 or 1.3% to $1,217,348 from $1,232,814 for the nine months 2016. The decrease was primarily due to debt repayment partially offset by new capital leases for equipment purchases and higher interest rates on LIBOR and prime during the nine months 2017 compared to the nine months 2016.

Other Expense:

Other expense for the nine months 2017 decreased $170,468 to $108,607 from $279,075 for the nine months 2016. The amount in other expense principally is the currency gains and losses recognized by the U.K. operations on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros and U.S. Dollars. The Company also recognizes gains and losses from the change in fair values on its foreign currency exchange contracts.

Tax Provision:

The Company files income tax returns in the United States as a C-Corporation, and in several state jurisdictions and in the United Kingdom. The Company’s subsidiary, Uniroyal, is a limited liability company (LLC) for federal and state income tax purposes and as such, its income, losses, and credits are allocated to its member. Uniroyal’s income is allocated entirely to UEPH as its sole member. Uniroyal Global then receives this income allocation as a member of UEPH less the dividends paid on the preferred units held by the former members of Uniroyal. For federal income tax purposes, UEPH is a pass-through entity and the Company’s share of its taxable income is reported on its tax return. The taxable income applicable to the distribution for the preferred ownership interests is reported to the members who report it on their respective individual tax returns.

For the nine months 2016, the tax provision was comprised of U.K. tax plus a state and local tax provision on the Company’s U.S. income. There was no U.S. Federal tax provision for the 2016 period due to a reduction of deferred tax asset valuation allowances that offset the provision. At January 1, 2017, the Company concluded after an analysis that it was more likely than not that all of the deferred tax asset would be realized and, accordingly, eliminated the valuation allowance. Therefore, the provisions for the nine months ended October 1, 2017 included, in addition to the U.K. tax and state and local tax, a provision for Federal tax on the Company’s income less the income applicable to the distribution for the preferred ownership interests.

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

Liquidity and Sources of Capital

Cash, as it is needed, is provided by using the Company’s lines of credit. These lines provide for a total borrowing commitment in excess of $40,000,000 subject to the underlying borrowing base specified in the agreements. Of the total outstanding borrowings of $19,833,352 at October 1, 2017, $15.5 million of the lines bears interest at LIBOR plus a range of 1.95% to 2.45%, depending on the underlying borrowing base and $4.3 million bears interest at the bank’s prime or base lending rate which was 4.25% at October 1, 2017. At October 1, 2017, the lines provided an additional availability of approximately $2.1 million. We plan to use this availability to help finance our cash needs for the remaining months of fiscal 2017 and future periods. The balances due under the lines of credit are recorded as current liabilities on the balance sheet.

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

The ratio of current assets to current liabilities, including the amount due under our lines of credit, was 1.07 at October 1, 2017 and 1.13 at January 1, 2017.

Cash balances increased $429,543, after the effects of currency translation of $111,147, to $1,751,129 at October 1, 2017 from $1,321,586 at January 1, 2017. Of the above noted amounts, $1,608,624 and $970,327 were held outside the U.S. by our foreign subsidiaries as of October 1, 2017 and January 1, 2017, respectively.

Cash provided by operations was $3,333,591 for the nine months 2017 compared to $5,133,064 for the nine months 2016. Cash provided by operations came from net income of $2,438,070 and $4,359,539 for the nine months 2017 and 2016, respectively, as adjusted by cash flows related to changes in assets and liabilities of $(769,957) and $(813,626) for the nine months 2017 and 2016, respectively.

Cash used in investing activities was $1,905,156 for the nine months 2017 compared to $1,486,270 for the nine months 2016. During 2017 and 2016, cash used in investing activities was principally for purchases of machinery and equipment at our manufacturing locations.

For the nine months 2017, cash used in financing activities was $1,110,039 as compared to $3,848,860 used in financing activities for the nine months 2016. The Company paid $2,204,199 and $2,147,408 of preferred dividends for the nine months 2017 and 2016, respectively. The Company had net advances on its lines of credit of $2,029,826 and $220,428 for the nine months 2017 and 2016, respectively. In May 2016, the Company modified the terms of the secured promissory note in the amount of $1,285,593 related to the Wardle Storeys acquisition and paid the note in full on May 31, 2016.

Our credit agreements contain customary affirmative and negative covenants. We were in compliance with our debt covenants as of October 1, 2017 and through the date of filing of this report.

We currently have several on-going capital projects that are important to our long-term strategic goals. Machinery and equipment will also be added as needed to increase capacity or enhance operating efficiencies in our manufacturing plants. We will use a combination of financing arrangements to provide the necessary capital. We believe that our existing resources, including cash on hand and our credit facilities, together with cash generated from operations and additional bank borrowings, will be sufficient to fund our cash flow requirements through at least the next twelve months. However, there can be no assurance that additional financing will be available on favorable terms, if at all.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 1, 2017 and concluded that our disclosure controls and procedures were effective as of October 1, 2017.

Changes in Internal Controls over Financial Reporting

During the nine months ended October 1, 2017, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in our annual report on Form 10-K/A for the fiscal year ended January 1, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On April 29, 2015, the Board of Directors of the Registrant authorized the Chief Executive Officer to cause the Company to repurchase shares of the Company’s common stock in the open market or in private transactions at such times as cash of the Company is available and the Chief Executive Officer deems such purchases to be in the long-term interests of the Company.  The Chief Executive Officer is required to report such purchases at the next meeting of the Board of Directors.  The authorization has no expiration date. There were no purchases during the three month period ending October 1, 2017.

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Dated: November 6, 2017	By:	/s/ Howard R. Curd
Howard R. Curd Chief Executive Officer

Dated: November 6, 2017	By:	/s/ Edmund C. King
Edmund C. King Chief Financial Officer