Form 10-K
period 2017-12-31
UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.
filed 2018-03-19
CIK 1172706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the fiscal year ended: December 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of July 2, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $20,670,981.

As of March 12, 2018, the registrant had 17,070,928 shares of ordinary common stock, $0.001 par value and 1,619,102 shares of Class B Common Stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Uniroyal Global Engineered Products, Inc. definitive 2018 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Form 10-K.

PART I

Note regarding forward-looking statements:

Except for statements of historical fact, certain information contained herein constitutes forward-looking statements including, without limitation, statements containing the words “believes,” “anticipates,”  “intends,” “expects,” and words of similar import, as well as all references to future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of Uniroyal Global Engineered Products, Inc. to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: risks involved in implementing our business strategy, our ability to obtain financing on acceptable terms, competition, our ability to manage growth, pricing and availability of equipment, materials and inventories, performance issues with suppliers, economic growth, the Company’s ability to successfully integrate acquired operations, currency fluctuations, risks of technological change, the effectiveness of cost-reduction plans, our dependence on key personnel, our ability to protect our intellectual property rights, risks of new technology and new products, and government regulation. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update any such forward-looking statements to reflect events, developments or circumstances after the date hereof.

ITEM 1.          BUSINESS

On November 10, 2014, Uniroyal Global Engineered Products, Inc. (“Uniroyal Global” or the “Company”) acquired all of the ownership interests in Uniroyal Engineered Products, LLC (“Uniroyal”), a U.S. manufacturer of textured coatings, and all of the ordinary common stock of Engineered Products Acquisition Limited (“EPAL”, now known as Uniroyal Global (Europe) Limited,) (“UGEL”), the holding company for Wardle Storeys (Earby) Limited (“Wardle Storeys,” now known as Uniroyal Global Limited), a European manufacturer of textured coatings and polymer films. Management of the acquired entities was not altered in the acquisitions.

Uniroyal Global made the acquisition of Uniroyal through a newly formed subsidiary, UEP Holdings, LLC (“UEPH”), to which it contributed certain of its assets and liabilities as part of the organization of that subsidiary. The aggregate purchase consideration paid for 100% of the outstanding equity of Uniroyal was preferred ownership interests issued by UEPH having an aggregate face value of $35 million. In a separate transaction, Uniroyal Global also purchased UGEL for aggregate consideration of 100 shares of Uniroyal Global’s Common Stock and Uniroyal Global’s guaranty of outstanding UGEP preferred stock retained by the seller having a face value of £12,518,240 (approximately $20 million at closing).

We are a manufacturer and seller of vinyl coated fabrics products that have excellent high performance characteristics and capabilities and derive our revenue principally through our subsidiaries Uniroyal and Uniroyal Global Limited.   Our coated fabrics products are durable, stain resistant, easily processed, cost-effective and better performing than traditional leather or fabric coverings.  Our products are frequently used in applications that require rigorous performance characteristics such as automotive and non-automotive transportation, certain indoor/outdoor furniture, commercial and hospitality seating, healthcare facilities and athletic equipment.   In the automotive industry our products are used primarily in seating, door panels, head and arm rests, security shades and trim components, including instrument panels, door casings, seating, gear lever and steering column gaiters, headliners and load space covers.  Non-automotive applications include outdoor seating for utility and sports vehicles, and sheeting used in medical and toxic hazard protection, personal protection, moisture barriers, pram and nursery equipment, movie screen and decorative surface applications. Our primary brands names include Naugahyde®, BeautyGard®, Flame Blocker™, Spirit Millennium®, Ambla®, Amblon®, Velbex®, Cirroflex®, Plastolene® and Vynide®.

We are the successor to a long line of businesses that have manufactured vinyl coated fabrics.  Our best known brand, Naugahyde, is the product of many improvements on an original rubber-coated fabric developed a century ago in Naugatuck, Connecticut.  We design, manufacture and market a wide selection of vinyl coated fabric products under a portfolio of recognized brand names.   We believe that our business has continued to be a leading supplier in its marketplace because of our ability to provide specialized materials with high performance characteristics often customized to the end-user specifications and complemented by comprehensive technical and customer support.

Our Principal Products and Their Markets

Our vinyl coated fabrics products have undergone considerable evolution and today are distinguished by superior performance in a wide variety of applications as alternatives to leather, cloth and other synthetic fabric coverings. Our standard product lines consist of more than 600 SKUs with combinations of colors, textures, patterns and other properties. Our products are differentiated by unique protective top finishes and surface print capabilities. Additional process capabilities include embossing grains and patterns, and rotogravure and registered printing, which imparts five color character prints as well as non-registered prints, lamination and panel cutting.

Our vinyl coated fabrics products have various high performance characteristics and capabilities. They are durable, stain resistant, easily processed, more cost-effective and better performing than traditional leather or fabric coverings. Our products are frequently used in applications that require rigorous performance characteristics such as automotive and non-automotive transportation, certain indoor/outdoor furniture, commercial and hospitality seating, healthcare facilities and athletic equipment. We manufacture materials in a wide range of colors and textures. They can be hand or machine sewn, laminated to an underlying structure, thermoformed to cover various substrates or made into a variety of shapes for diverse end-uses.  We are a long-established supplier to the global automotive industry and manufacture products for interior trim components from floor to headliner which are produced to meet specific component production requirements such as cut and sew, vacuum forming/covering, compression molding, and high frequency welding. Some products are supplied with micro perforations, which are necessary on most compression molding processes. Materials can also be combined with polyurethane or polypropylene and foam laminated by either flame or hot melt adhesive for seating, fascia and door applications.

The automotive sector represented approximately 64.6% of our total sales in 2017. Our products are used primarily in the following automotive applications:

•	seating
•	door panels
•	head and arm rests
•	security shades
•	components

The non-automotive transportation sector represented 15.4% of our 2017 sales and primarily consists of seating products for original equipment manufacturers of non-automotive and light truck vehicles in the following five categories:

•	personal watercraft, ATV’s, snowmobiles, golf carts
•	light and heavy industrial equipment and agricultural equipment (tractors, bulldozers)
•	recreational vehicles, vans and motor homes
•	heavy and medium trucks
•	mass transit (trains, buses)

The distribution market sector represented approximately 9.8% of our 2017 sales and consists primarily of sales of the standard Naugahyde and Ambla product lines to local furniture shops, smaller furniture manufacturers and companies serving the hospitality and marine markets for refurbishing and replacement. The sales organization employed to service this market is a network of approximately 51 distributor locations.

The contract sector, which represented approximately 10.2% of our 2017 sales, includes contract furniture/upholstery, marine, healthcare, child care, and industrial equipment.

Products are developed and marketed based upon the performance characteristics required by end-users. For example, for recreational products used outdoors, such as boats, personal watercraft, golf carts and snowmobiles, a product designed primarily for durability and weatherability is used. We also manufacture a line of products called BeautyGard®, with water-based topcoats that contain agents to protect against bacterial and fungal microorganisms and can withstand repeated cleaning, a necessity in the restaurant and health care industries. These topcoats are environmentally friendlier than solvent-based topcoats. The line is widely used in hospitals and other healthcare facilities. Flame and smoke retardant vinyl coated fabrics are used for a variety of commercial and institutional furniture applications, including hospitals, restaurants and residential care centers and seats for school buses, trains and aircraft.

We produce vinyl coated fabrics and laminated composites through a continuous cast or spread coating manufacturing process. The continuous cast method yields a material with a soft finish, deep grain pattern, wide temperature tolerance range and high malleability factor for thermoforming. In addition, we possess plastisol-compounding capability, a variety of proprietary formulations and highly versatile finishing processes. We believe that our products are differentiated in the market by unique protective topcoat finishes and adhesive back coats, as well as five color register and rotogravure printing, which imparts multiple features, character prints and non-registered prints. We also have the in-house capability to perform transfer printing as well as micro-perforation, which provides product breathability.

We seek to ensure that every product fully meets customer requirements of specifications, reliability and performance.

We believe that we maintain our market leadership position through a strong research and development effort that provides strong product development capability. This yields enhanced product characteristics, lower cost of material combinations and new proprietary product formulations. We estimate that approximately 13.4% of our sales relate to products developed to customer specifications.

Our Stoughton, Wisconsin facility achieved ISO 9001:2008 status in 1999 and has renewed it annually since then.  Our U.K. facility achieved ISO TS 16949 status in 2004 and is approved to the European Council Directive 96/98 EX on Marine Equipment as amended for Module D Production Quality.

We hold no patents but maintain certain of our process technologies as trade secrets.

Our Distribution Methods

 Products are developed and marketed based upon the performance characteristics required by our end-users.  We currently serve customers world-wide with 17 full-time sales persons in offices in Sarasota, Florida, Nappanee, Indiana and Earby, Lancashire, two exclusive agents in Italy and Turkey, and an extensive distributor network in the U.S., the United Kingdom, Scandinavia, France, Germany and Hong Kong. 10.5% of our worldwide sales in 2017 were made through distributors. The industrial business is supported mainly from stock and via a catalogue.

We maintain a principal website at www.uniroyalglobal.com. We maintain websites for our U.S. non-automotive products at www.naugahyde.com and for our global/non-U.S. products at www.uniroyalglobal.co.uk and www.ambla.com.

Competition

We compete primarily on the basis of design, style, color, product breadth and quality, as well as price and customer service.

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

Markets	Key Uses	Primary Competitors
Automotive	Interior components Seating applications Security shades	Canadian General-Tower Limited Benecke-Kaliko AG Hornschuch Group GmbH Vulcaflex S.p.A. Haartz Corporation Griffine SA Morbern, Inc.
Transportation and Contract	ATV/snowmobile/PWC/golf carts Heavy/light equipment RVs/motor homes	Canadian General-Tower Limited Morbern, Inc. Benecke-Kaliko AG Hornschuch Group GmbH Vulcaflex S.p.A. Spradling International Inc.
Distribution	Approximately 51 distributor and reseller locations	OMNOVA Solutions Inc. Spradling International Inc. Hornschuch Group GmbH Morbern, Inc.
Contract	Office/contract/institutional furniture Restaurant booth Health care Marine	OMNOVA Solutions Inc. Morbern, Inc. Hornschuch Group GmbH Alcor Gislaved Folie AB Griffine Enduction
Other	Home furnishings/dinettes	Spradling International Inc.

Raw Materials

The principal raw materials for our coated fabrics are casting paper, knit fabric, PVC plastic resins, pigments and plasticizers.  We have multiple sources for most of these materials.  We believe that in the few instances where we have a sole supplier we can re-engineer around the sole-sourced materials if necessary with minimal effort and cost.

Concentration of Customers

The only customers that account for ten percent or more of our consolidated revenues are FXI, Inc. and Lear Corporation. Our top 25 customers account for approximately 63.8% of our total global sales. Our largest customer contributed 11.2% to our total sales in 2017.

Trademarks and Material Contracts

Under the standard Naugahyde and Ambla product lines, we own the following proprietary brands and trademarks among others:

•	Naugahyde®
•	All-American®
•	BeautyGard®
•	Chameá™
•	Flame Blocker™
•	Naugaform®
•	NaugaSoft®
•	NaugaSylk™
•	Spirit Millennium®
•	Ambla®
•	Amblon®
•	Cirroflex®
•	Plastolene®
•	Velbex®
•	Vynide®

Employees

We believe that we maintain a stable, experienced and productive workforce, currently employing a total of 408 employees.

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

Fourteen executive and corporate employees work in our executive office in Sarasota, Florida.

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

In-house design and innovative product development are key features of our business.  Our in-house design studio enables us to develop new designs, colors and patterns for customers and then deliver them in prototype sample form or by computer-aided design (CAD).

We have access to a vast range of leather and grain styles, prints and surface effects, which are constantly evolving and increasing. Further trends are captured and expressed in our own concept work and exclusive designs are developed from customer requests. Our CAD systems allow fast creation and display of design innovation. “Drape” software enables computer generated designs to be shown in situ in interiors of vehicles or other applications before the expense of production is incurred. A silicone cast surface-modeling system permits the transfer of material surface finishes, including leather and fabrics, onto vinyl foils for customer review before investment in tooling. Diverse production systems and equipment create an extensive automotive product range. Anti-stain and anti-squeak finish (ASF) are examples of product developments providing customers with cost reduction and material performance enhancements.

We spent $1,940,671 in 2017 and $1,727,616 in 2016 for research and development.

Compliance with Environmental Laws

We believe that we are in substantial compliance with applicable environmental laws and regulations.  We have not needed to make any material expenditure to maintain such compliance during the past two fiscal years. However, during 2018 we will be investing approximately $2.2 million at our Earby facility for a regenerative thermal oxidizer (RTO) to enhance the treatment of exhaust air.

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

The Tax Cuts and Jobs Act

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act, which significantly changes existing U.S. tax laws that affect our business. These changes include, but are not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, imposing a one-time transition tax on deemed repatriation of deferred foreign income and changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. See Note 11 in Part II, Item 8 of this Form 10-K for further discussion.

Available Information

The address for the Company’s web site is www.uniroyalglobal.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC. In addition, these reports and documents may be accessed on the SEC’s web site at www.sec.gov.

ITEM 1A.          RISK FACTORS

Not applicable.

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

We lease our production facility in Stoughton, Wisconsin (near Madison).  The term of the lease extends to October 31, 2033 with an option to renew the lease for an additional five years. This facility consists of an approximately 230,000 square foot building with production, laboratory and administrative office space and a warehouse. Our lease includes several nearby buildings used for storage. The plant achieved ISO 9001:2008 certification and renews this certification on an annual basis. Major equipment at the production facility includes two cast coating lines, five rotogravure printers, three paper reconditioning machines, three standard embossers, one GAP embosser, one micro-perforator, nine inspection stations including duplex with automatic data collection, bulk material handling systems and warehouse bar coding and locator systems. Laboratory facilities at the Stoughton facility replicate the production floor capabilities and enhance our research and development capability.
We also lease our production facility in West Craven Business Park, Earby, Barnoldswick, Lancashire, England.  This facility consists of approximately 250,000 square feet. The term of the lease extends to March 2, 2029.  Major equipment at the production facility includes various compound department mixers and holding tanks, three coating lines, four gravure printers, one water based printer, one embosser, one calender, three laminators, one airing-off/relaxer, one perforating process, two paneling machines, and four inspection frames.

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

As of March 5, 2018 there were 816 stockholders of record of our Common Stock.

Quarter	High Bid	Low Bid

First Quarter 2016	$4.00	$3.00
Second Quarter 2016	$4.49	$3.45
Third Quarter 2016	$4.20	$2.81
Fourth Quarter 2016	$3.70	$2.75
First Quarter 2017	$3.80	$2.10
Second Quarter 2017	$3.54	$3.00
Third Quarter 2017	$3.25	$2.25
Fourth Quarter 2017	$2.45	$1.14

On March 12, 2018, the high and low prices for shares of our Common Stock in the over-the-counter market, as reported by NASD.OTC.BB were both $1.10 per share.

We believe that there are presently approximately seven market makers for our Common Stock. When stock is traded in the public market, characteristics of depth, liquidity and orderliness of the market may depend upon the existence of market makers as well as the presence of willing buyers and sellers. We do not know if these or other market makers will continue to make a market in our Common Stock. Further, the trading volume in our Common Stock has historically been both sporadic and light.

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

Transfer Agent

The Transfer Agent for the Common Stock of the Company is Continental Stock Transfer and Trust Company, 17 Battery Place, New York, NY 10004.

Recent Sales of Unregistered Securities

None.

 The following table provides information on repurchases by the Company of its securities during the fourth quarter of fiscal 2017.

Fourth Quarter 2017
For the Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

October 2, 2017 to October 29, 2017	—	$—	—	—
October 30, 2017 to November 26, 2017	8,000	$1.80	—	—
November 27, 2017 to December 31, 2017	—	$—	—	—
Total	8,000	$1.80	—	—

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

Our vinyl coated fabrics products have undergone considerable evolution and today are distinguished by superior performance in a wide variety of applications as alternatives to leather, cloth and other synthetic fabric coverings. Our standard product lines consist of more than 600 SKUs with combinations of colors, textures, patterns and other properties. Our products are differentiated by unique protective top finishes and transfer print capabilities. Additional process capabilities include embossing grains and patterns, and rotogravure printing, which imparts five color character prints and non-registered prints, lamination and panel cutting.

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

Products are developed and marketed based upon the performance characteristics required by end-users. For example, for recreational products used outdoors, such as boats, personal watercraft, golf carts and snowmobiles, a product designed primarily for water-based durability and weatherability is used. We also manufacture a line of products called BeautyGard®, with water-based topcoats that contain agents to protect against bacterial and fungal micro-organisms and can withstand repeated cleaning, a necessity in the restaurant and health care industries. These topcoats are environmentally friendlier than solvent-based topcoats. The line is widely used in hospitals and other healthcare facilities. Flame and smoke retardant vinyl coated fabrics are used for a variety of commercial and institutional furniture applications, including hospitals, restaurants and residential care centers and seats for school buses, trains and aircraft.

We currently conduct our operations in manufacturing facilities that are located in Stoughton, Wisconsin and Earby, England.

Overview

On November 10, 2014, the Company acquired through its subsidiary UEP Holdings LLC (“UEPH”) all of the ownership interests in Uniroyal Engineered Products, LLC (“Uniroyal”), and acquired directly all of the ordinary common stock of Engineered Products Acquisition Limited (“EPAL”, now known as Uniroyal Global (Europe) Limited), the holding company for Wardle Storeys (Earby) Limited (“Wardle Storeys”, now known as Uniroyal Global Limited).

The Company and its subsidiaries have adopted a 52/53-week fiscal year ending on the Sunday nearest to December 31. The years ended December 31, 2017 and January 1, 2017 were both 52-week years.

Our Earby, England operation’s functional currency is the British Pound Sterling and has sales and purchases transactions that are denominated in currencies other than the Pound Sterling, principally the Euro. Approximately 30% of the Company’s global revenues and 34% of its global raw material purchases are derived from these Euro transactions.

The average year-to-date exchange rate for the Pound Sterling to the U.S. Dollar was approximately 4.9% lower and the average exchange rate for the Euro to the Pound Sterling was approximately 6.7% higher in 2017 compared to 2016. These exchange rate changes had the net effect of decreasing net sales by approximately $552,000 for the year ended December 31, 2017. The overall effect on the Company’s net loss was a positive amount of approximately $535,000 for the year ended December 31, 2017 compared to the year ended January 1, 2017 as the negative effect of the Pound Sterling was offset by the positive effect of the Euro.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act, which significantly changes existing U.S. tax laws that affect our business. These changes include, but are not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, imposing a one-time transition tax on deemed repatriation of deferred foreign income and changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. See Note 11 in Part II, Item 8 of this Form 10-K for further discussion.

Year Ended December 31, 2017 Compared to the Year Ended January 1, 2017

The following table sets forth, for the year ended December 31, 2017 (“year ended 2017”) and January 1, 2017 (“year ended 2016”), certain operations data including their respective percentage of net sales:

	Year
	December 31, 2017		January 1, 2017		Change	% Change

Net Sales	$98,138,060	100.0%	$100,377,278	100.0%	$(2,239,218)	-2.2%
Cost of Sales	79,726,380	81.2%	77,515,316	77.2%	2,211,064	2.9%
Gross Profit	18,411,680	18.8%	22,861,962	22.8%	(4,450,282)	-19.5%
Other Expenses:
Selling	5,113,726	5.2%	5,078,706	5.1%	35,020	0.7%
General and administrative	6,812,448	6.9%	8,008,975	8.0%	(1,196,527)	-14.9%
Research and development	1,940,671	2.0%	1,727,616	1.7%	213,055	12.3%
Total operating expenses	13,866,845	14.1%	14,815,297	14.8%	(948,452)	-6.4%
Operating Income	4,544,835	4.6%	8,046,665	8.0%	(3,501,830)	-43.5%
Interest expense	(1,654,719)	-1.7%	(1,616,120)	-1.6%	(38,599)	2.4%
Other expense	(81,211)	-0.1%	(249,640)	-0.2%	168,429	-67.5%
Income before taxes	2,808,905	2.9%	6,180,905	6.2%	(3,372,000)	-54.6%
Tax provision (benefit)	2,916,118	3.0%	(1,198,557)	-1.2%	4,114,675	<-100%
Net (loss) income	(107,213)	-0.1%	7,379,462	7.4%	(7,486,675)	<-100%
Preferred dividends	(2,994,917)	-3.1%	(2,879,798)	-2.9%	(115,119)	4.0%
Net (loss) income available to common shareholders	$(3,102,130)	-3.2%	$4,499,664	4.5%	$(7,601,794)	<-100%

Revenue

Total revenue for the year ended 2017 decreased $2,239,218 or 2.2% to $98,138,060 from $100,377,278 for the year ended 2016. Automotive sales for year-end 2017 decreased 1.5% compared to year-end 2016 as the increase in sales of several new programs in the European market was offset by a decline in the U.S. as automotive manufacturers adjusted their production due to a softening in the U.S. market. Many of the U.S. automotive manufacturers idled production lines or entire assembly plants for multiple weeks to reduce inventories. Industrial sales for the year-end 2017 were down 3.7% compared to the prior year period. Contributing to the decline was the net currency effect of the exchange rate change of approximately $552,000. Without the effect of the exchange rate change, total revenue would have only decreased by 1.7%.

Gross Profit

Total gross profit for the year ended 2017 decreased $4,450,282 or 19.5% to $18,411,680 from $22,861,962 for the year ended 2016. The gross profit percentage was 18.8% of sales for year-end 2017 compared to 22.8% for year-end 2016. Gross profit was negatively impacted by rising raw material prices, unfavorable material usage variances and operating inefficiencies resulting from newly awarded automotive platforms ramping up in Europe. The decrease was partially offset by a positive net currency effect of $422,000. To offset raw material price increases, the Company increased prices in December in several of its markets.

Operating Expenses

Selling expenses for the year ended 2017 increased $35,020 or 0.7% to $5,113,726 from $5,078,706 for the year ended 2016. The increase was principally attributable to an increase in commissions from higher European automotive sales. The increase was partially offset by the net currency effect of $49,000.

General and administrative expenses for the year ended 2017 decreased $1,196,527 or 14.9% to $6,812,448 from $8,008,975 for the year ended 2016. This decrease was a result of cost reduction programs which lowered employee costs, professional fees and other administrative expenses for year-end 2017 compared to year-end 2016. Also contributing to the decrease was the net currency effect of $125,000.

Research and development expenses for the year ended 2017 increased $213,055 or 12.3% to $1,940,671 from $1,727,616 for the year ended 2016. The increase resulted from additional staffing and increased expenditures for new product development. This was partially offset by the net currency effect of the exchange rate change of $38,000.

Operating Income

Operating income for the year ended 2017 decreased $3,501,830 or 43.5% to $4,544,835 from $8,046,665 for the year ended 2016. The operating income percentage was 4.6% of sales for year-end 2017 compared to 8.0% for year-end 2016. Operating income decreased primarily from the decrease in gross profit. This was partially offset by the reduction in operating expenses for year-end 2017 compared to 2016 and a positive net currency effect of $634,000.

Interest Expense

Interest expense for the year ended 2017 increased $38,599 or 2.4% to $1,654,719 from $1,616,120 for the year ended 2016. The increase was primarily due to new capital leases for equipment purchases and higher interest rates on LIBOR and prime during year-end 2017 partially offset by debt repayments compared to year-end 2016.

Other Expense

Other expense for the year ended 2017 decreased $168,429 to $81,211 from $249,640 for the year ended 2016. The amount in other expense principally is the currency gains and losses recognized by the U.K. operations on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros and U.S. Dollars. The Company also recognizes gains and losses from the change in fair values on its foreign currency exchange contracts.

Tax Provision (Benefit)

For the year ended 2017, the tax provision was $2,916,118 as compared to a tax benefit of $1,198,557 for the year ended 2016. Included in the tax provision for 2017 was $1,937,070 related to write-downs of the Company’s U.S. deferred tax assets due to a reduction in our marginal tax rate from 34% to 21%. The marginal tax rate was reduced by the Tax Cuts and Jobs Act. Also included in the tax provision for 2017 was $941,960 in tax expense related to a one-time transition tax on deemed repatriation of deferred foreign income imposed by the Tax Cuts and Jobs Act. Under the Tax Cuts and Jobs Act, an election may be made to pay the repatriation tax in eight installments, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. However, the Company will use a portion of its net operating loss carryforward to offset the repatriation tax owed.

The tax benefit for 2016 was primarily related to the tax benefit recognized from a $1,925,000 reduction in the Company’s U.S. deferred tax asset valuation allowance. Based on management’s review at December 31, 2017 and January 1, 2017, it was determined that a valuation allowance was not required since it was more likely than not that the deferred tax asset would be realized.

Preferred Stock Dividend

The terms of the acquisitions in November 2014 resulted in the issuance of preferred ownership units/stock of UEPH and Uniroyal Global (Europe) Limited (formerly EPAL) to the sellers. These preferred units carried quarterly dividend requirements on a total value of $55,000,000 at rates ranging from 5% to 7%. The dividend rate on the Series B UEP Holdings preferred units which started at 5.5% increases by 0.5% on the anniversary of the issuance up to a maximum of 8.0%.

 Liquidity and Sources of Capital

Cash, as it is needed, is provided by using the Company’s lines of credit. These lines provide for a total borrowing commitment in excess of $43,000,000 subject to the underlying borrowing base specified in the agreements.  Of the total outstanding borrowings of $19,340,468 at December 31, 2017, $14.9 million of the lines bears interest at LIBOR plus a range of 1.95% to 2.45%, depending on the underlying borrowing base, or, at our option, at the bank's prime or base lending rate and $4.4 million bears interest at the bank’s prime or base lending rate which was 4.50% at December 31, 2017.  At December 31, 2017, the lines provided an additional availability of approximately $2.4 million. The balances due under the lines of credit are recorded as current liabilities on the balance sheet. The Company also has commitments from several lending institutions for capital expenditure lines of credit totaling approximately $3.0 million. We plan to use the availability under the lines of credit at year-end 2017 and these commitments to help finance our cash needs for fiscal 2018.

Given our capital resources in the U.S. and the potential for increased investment and acquisitions in foreign jurisdictions, we did not have a history of repatriating a significant portion of our foreign cash. Accordingly, we had not recognized a deferred tax liability for these unremitted earnings. However, as discussed previously, the Tax Cuts and Jobs Act imposes a one-time transition tax on deemed repatriation of deferred foreign income. For the year ended 2017, the Company recorded $941,960 in tax expense related to this repatriation tax. In the event that we decide to repatriate these foreign amounts to fund U.S. operations, the Company will not be required to pay any additional U.S. tax related to these amounts.

The ratio of current assets to current liabilities, including the amount due under our lines of credit, was 1.03 at December 31, 2017 and 1.13 at January 1, 2017.

Cash balances decreased $54,267, after the effects of currency translation of $99,102, to $1,267,319 at December 31, 2017 from $1,321,586 at January 1, 2017.  Of the above noted amounts, $1,152,039 and $970,327 were held outside the U.S. by our foreign subsidiaries as of December 31, 2017 and January 1, 2017, respectively.

Cash provided by operations was $5,562,511 for the year ended 2017 as compared to $5,643,987 for the year ended 2016. For 2017, cash provided by operations was primarily due to adjustments for non-cash items of $4,818,133. For 2016, cash provided by operations was primarily due to net income of $7,379,462 adjusted for non-cash items of $735,409. The non-cash items were principally changes in deferred taxes and depreciation expense. These amounts were further adjusted by cash flows related to changes in working capital of $925,378 and $(2,506,747) for 2017 and 2016, respectively, and changes in other assets and liabilities of $(73,787) and $35,863 for 2017 and 2016, respectively.

Cash used in investing activities was $2,894,081 for the year ended 2017 as compared to $2,356,518 for the year ended 2016. During 2017 and 2016, cash used in investing activities was principally for purchases of machinery and equipment at our manufacturing locations. Included in cash used in investing activities were increases in cash surrender values on company owned life insurance of $395,322, net of policy loans of $661,880, for the year ended 2017 and $324,809 for the year ended 2016.

For the year ended 2017, cash used in financing activities was $2,821,799 as compared to $3,660,913 for the year ended 2016. Included in cash used in financing activities were preferred dividend payments of $2,969,722 and $2,860,825 during the year ended 2017 and 2016, respectively. Also impacting cash used in financing activities for year-end 2017 and 2016 were net advances on the Company’s lines of credit of $1,404,391 and $1,225,943, respectively. In May 2016, the Company modified the terms of the secured promissory note in the amount of $1,285,593 related to the Wardle Storeys acquisition and paid the note in full on May 31, 2016.

Our credit agreements contain customary affirmative and negative covenants. We were in compliance with our debt covenants as of December 31, 2017 and through the date of filing of this report.

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

Accounts Receivable

On an ongoing basis, we evaluate our accounts receivable based on individual customer circumstances, historical write-offs and collections, and current industry and customer credit conditions, and adjust the allowance for doubtful accounts accordingly. Our policy regarding write-offs and collection efforts varies based on individual customer circumstances. Past due accounts receivable are determined based on individual customer credit terms.

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

Goodwill, Intangible Assets, and Other Long-Lived Assets

Long-lived assets consist of goodwill, identifiable intangible assets, trademarks, and property and equipment. We have deemed that our trademarks have indefinite useful lives and are not amortized unless we determine their useful lives are no longer indefinite. Other intangible assets, excluding goodwill, and property and equipment are amortized using the straight-line method over their estimated useful life. We review long-lived assets, including property, equipment, and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.

Income Tax

The Company files income tax returns in the United States as a C-Corporation, and in several state jurisdictions and in the United Kingdom. The Company’s subsidiary, Uniroyal, is a limited liability company (LLC) for federal and state income tax purposes and as such, its income, losses, and credits are allocated to its members. The Company made the acquisition of Uniroyal through UEPH, a limited liability company, which issued preferred ownership interests to the sellers that provide for quarterly dividends. Uniroyal’s taxable income is allocated entirely to UEPH as its sole member and since it is a pass-through entity, this income less the dividends paid to the sellers of Uniroyal is reported on the Company’s tax return. The taxable income applicable to the dividends for the preferred ownership interests is reported to the sellers who report it on their respective individual tax returns.

We follow ASC 740 Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities (temporary differences) using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. As of December 31, 2017, the Company’s U.S. deferred tax assets decreased to $3,167,092 due to a lower marginal tax rate to be applied to these assets. The marginal tax rate was reduced by the Tax Cuts and Jobs Act. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax asset to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change. We have a federal net operating loss carryforward of approximately $16 million as of December 31, 2017, which expires in years beginning 2021 through 2034. As a result of these loss carryforwards, we have deferred tax assets in the amount of $3,167,092. Based on management’s review at December 31, 2017 and January 1, 2017, it was determined that a valuation allowance was not required since it was more likely than not that the deferred tax asset would be realized.

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

Fair Value of Financial Instruments

Our short-term financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and lines of credit. We adjust the carrying value of financial instruments denominated in other currencies such as cash, accounts receivable, accounts payable and lines of credit using the appropriate exchange rates at the balance sheet date. We believe that the carrying values of these short-term financial instruments approximate their estimated fair values.

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

Recent Accounting Standards

See Note 1 to the Consolidated Financial Statements for a discussion on accounting standards that the Company adopted during 2017 and on those recently issued but not yet required to be adopted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Uniroyal Global Engineered Products, Inc.
Sarasota, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Uniroyal Global Engineered Products, Inc. and subsidiaries (the "Company") as of December 31, 2017 and January 1, 2017, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and January 1, 2017, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2010.

/s/ Frazier & Deeter, LLC
Tampa, Florida
March 19, 2018

Uniroyal Global Engineered Products, Inc.
Consolidated Balance Sheets

ASSETS	December 31, 2017	January 1, 2017
CURRENT ASSETS
Cash and cash equivalents	$1,267,319	$1,321,586
Accounts receivable, net	15,167,468	14,555,463
Inventories, net	19,769,662	17,046,171
Other current assets	846,362	1,183,932
Related party receivable	37,116	25,456
Total Current Assets	37,087,927	34,132,608
PROPERTY AND EQUIPMENT, NET	17,289,058	13,611,494
OTHER ASSETS
Intangible assets	3,295,896	3,133,564
Goodwill	1,079,175	1,079,175
Other long-term assets	3,902,246	6,665,375
Total Other Assets	8,277,317	10,878,114
TOTAL ASSETS	$62,654,302	$58,622,216
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued in excess of bank balance	$686,640	$679,494
Lines of credit	19,340,468	16,799,592
Current maturities of long-term debt	1,155,490	851,988
Current maturities of capital lease obligations	408,425	368,718
Accounts payable	10,358,761	7,331,213
Accrued expenses and other liabilities	3,594,684	3,645,526
Related party obligation	286,955	371,161
Current portion of postretirement benefit liability - health and life	143,287	158,527
Total Current Liabilities	35,974,710	30,206,219
LONG-TERM LIABILITIES
Long-term debt, less current portion	2,467,433	1,994,910
Capital lease obligations, less current portion	531,218	856,171
Related party lease financing obligation	2,153,327	2,162,151
Long-term debt to related parties	2,765,655	2,826,907
Postretirement benefit liability - health and life, less current portion	2,547,076	2,883,684
Other long-term liabilities	822,492	792,027
Total Long-Term Liabilities	11,287,201	11,515,850
Total Liabilities	47,261,911	41,722,069
STOCKHOLDERS' EQUITY
Preferred units, Series A UEP Holdings, LLC, 200,000 units issued and outstanding ($100 issue price)	617,571	617,571
Preferred units, Series B UEP Holdings, LLC, 150,000 units issued and outstanding ($100 issue price)	463,179	463,179
Preferred stock, Uniroyal Global (Europe) Limited, 50 shares issued and outstanding ($1.51 stated value)	75	75
Common stock, 95,000,000 shares authorized ($.001 par value) 18,690,030 and 18,727,782 shares issued and outstanding as of December 31, 2017 and January 1, 2017, respectively	18,690	18,728
Additional paid-in capital	34,944,972	34,653,894
Accumulated deficit	(20,276,944)	(17,174,814)
Accumulated other comprehensive loss	(375,152)	(1,678,486)
Total Stockholders' Equity	15,392,391	16,900,147
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,654,302	$58,622,216

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.
Consolidated Statements of Operations

	Years Ended
	December 31, 2017	January 1, 2017

NET SALES	$98,138,060	$100,377,278

COST OF GOODS SOLD	79,726,380	77,515,316

Gross Profit	18,411,680	22,861,962

OPERATING EXPENSES:
Selling	5,113,726	5,078,706
General and administrative	6,812,448	8,008,975
Research and development	1,940,671	1,727,616
OPERATING EXPENSES	13,866,845	14,815,297

Operating Income	4,544,835	8,046,665

OTHER EXPENSE:
Interest and other debt related expense	(1,654,719)	(1,616,120)
Other expense	(81,211)	(249,640)
Net Other Expense	(1,735,930)	(1,865,760)

INCOME BEFORE TAX PROVISION	2,808,905	6,180,905

TAX PROVISION (BENEFIT)	2,916,118	(1,198,557)

NET INCOME (LOSS)	(107,213)	7,379,462

Preferred stock dividend	(2,994,917)	(2,879,798)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(3,102,130)	$4,499,664

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.17)	$0.24
Diluted	$(0.17)	$0.24
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	18,704,773	18,828,378
Diluted	18,704,773	18,869,709

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended
	December 31, 2017	January 1, 2017

NET INCOME (LOSS)	$(107,213)	$7,379,462

OTHER COMPREHENSIVE INCOME (LOSS):
Minimum benefit liability adjustment	330,880	(76,405)
Foreign currency translation adjustment	972,454	(1,621,061)
OTHER COMPREHENSIVE INCOME (LOSS)	1,303,334	(1,697,466)

COMPREHENSIVE INCOME	1,196,121	5,681,996

Preferred stock dividend	(2,994,917)	(2,879,798)

COMPREHENSIVE INCOME (LOSS) TO COMMON SHAREHOLDERS	$(1,798,796)	$2,802,198

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.
Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2017 and January 1, 2017

	UEPH Series A		UEPH Series B		UGEL Preferred		Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumu- lated Other Compre- hensive Income (Loss)	Total Equity
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance January 3, 2016	200,000	$617,571	150,000	$463,179	50	$75	18,890,909	$18,892	$34,823,886	$(21,674,478)	$18,980	$14,268,105
Net Income	-	-	-	-	-	-	-	-	-	7,379,462	-	7,379,462
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(1,697,466)	(1,697,466)
Stock-based compensation expense	-	-	-	-	-	-	-	-	381,262	-	-	381,262
Issuance of common stock	-	-	-	-	-	-	3,576	3	(3)	-	-	-
Treasury shares, purchased at cost and retired	-	-	-	-	-	-	(166,703)	(167)	(551,251)	-	-	(551,418)
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(2,879,798)	-	(2,879,798)
Balance January 1, 2017	200,000	$617,571	150,000	$463,179	50	$75	18,727,782	$18,728	$34,653,894	$(17,174,814)	$(1,678,486)	$16,900,147
Net loss	-	-	-	-	-	-	-	-	-	(107,213)	-	(107,213)
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	1,303,334	1,303,334
Stock-based compensation expense	-	-	-	-	-	-	-	-	405,280	-	-	405,280
Treasury shares, purchased at cost and retired	-	-	-	-	-	-	(37,752)	(38)	(114,202)	-	-	(114,240)
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(2,994,917)	-	(2,994,917)
Balance December 31, 2017	200,000	$617,571	150,000	$463,179	50	$75	18,690,030	$18,690	$34,944,972	$(20,276,944)	$(375,152)	$15,392,391

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.
Consolidated Statements of Cash Flows

	Years Ended
CASH FLOWS FROM OPERATING ACTIVITIES	December 31, 2017	January 1, 2017

Net income (loss)	$(107,213)	$7,379,462
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	1,866,322	1,706,996
Stock-based compensation expense	405,280	381,262
Deferred tax expense (benefit)	2,515,208	(1,372,880)
Amortization of intangible assets	20,004	20,004
Loss on disposal of property and equipment	11,319	76,432
Noncash postemployment health and life benefit	-	(76,405)
Changes in assets and liabilities:
Accounts receivable	262,835	(1,997,110)
Inventories	(2,005,565)	(834,706)
Other current assets	414,281	(393,086)
Related party receivable	54,538	29,301
Other long-term assets	(18,240)	(72,697)
Accounts payable	2,468,604	619,464
Accrued expenses and other liabilities	(269,315)	69,390
Postretirement benefit liability - health and life	(20,968)	68,848
Other long-term liabilities	(34,579)	39,712
Cash provided by operating activities	5,562,511	5,643,987
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,160,639)	(2,031,709)
Payments on life insurance policies, net of proceeds from policy loans	266,558	(324,809)
Cash used in investing activities	(2,894,081)	(2,356,518)
CASH FLOWS FROM FINANCING ACTIVITIES
Checks issued in excess of bank balance, net	7,146	357,187
Net advances on lines of credit	1,404,391	1,225,943
Payments on long-term debt	(608,947)	(318,064)
Proceeds from issuance of long-term debt and capital lease obligations	-	350,000
Payments on capital lease obligations	(386,145)	(441,689)
Net payments on related party obligation	(154,282)	(1,422,047)
Payment of preferred stock dividends	(2,969,722)	(2,860,825)
Purchase and retirement of treasury stock	(114,240)	(551,418)
Cash used in financing activities	(2,821,799)	(3,660,913)
Net change in cash and cash equivalents	(153,369)	(373,444)
Cash and cash equivalents - beginning of period	1,321,586	1,910,112
Effects of currency translation on cash and cash equivalents	99,102	(215,082)
CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,267,319	$1,321,586

For noncash transactions and supplement disclosure of cash flow information see Note 2.

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2017 and January 1, 2017

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

On November 10, 2014, the Company acquired all of the ownership interests in Uniroyal Engineered Products, LLC (“Uniroyal”), a U.S. manufacturer of textured coatings, and all of the ordinary common stock of Engineered Products Acquisition Limited (“EPAL”), the holding company for Wardle Storeys (Earby) Limited (“Wardle Storeys”), a European manufacturer of textured coatings and polymer films.

The Company made the acquisition of Uniroyal through its newly formed subsidiary, UEP Holdings, LLC (“UEPH”). The aggregate purchase consideration paid for 100% of the outstanding equity of Uniroyal was preferred ownership interests issued by UEPH having a liquidation preference of $35 million. See Note 13 for a description of the preferred units issued.

In a separate transaction, the Company purchased EPAL for 100 shares of the Company’s Common Stock and the Company’s guaranty of outstanding EPAL preferred stock retained by the seller, having a liquidation preference of £12,518,240 (approximately $20 million at closing). These preferred shares were entitled to a fixed cumulative preferential dividend of £625,912 per annum payable quarterly (approximately $1,000,000 at the date of the transaction). On November 24, 2015, the liquidation preference was changed from £12,518,240 to €17,699,314 (approximately $18,851,539) and the payment of the quarterly dividend from £156,478 to €221,241 (approximately $235,644). These conversions were based on the exchange rates on November 24, 2015.

As a result of beneficial ownership between the principal owner of the Company and the seller of Uniroyal and EPAL, the seller controls in excess of 80% of the Company’s voting rights in all matters to come before the Company’s shareholders. As a result of this common ownership, the November 10, 2014 transaction was treated as a combination between entities under common control and was accounted for in a manner similar to the pooling-of-interest method. The recognized assets and liabilities were transferred at their carrying amounts at the date of the transaction. Further, the companies were also combined retrospectively for prior year comparative information to the extent permitted.

In December 2016, the Company changed the name of EPAL to Uniroyal Global (Europe) Limited (“UGEL”) and the name of Wardle Storeys to Uniroyal Global Limited (“UGL”).

The Company and its subsidiaries have adopted a 52/53-week fiscal year ending on the Sunday nearest to December 31. The years ended December 31, 2017 and January 1, 2017 were both 52-week years.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries and are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). All intercompany balances have been eliminated. The Company manages its operations on a consolidated, integrated basis in order to optimize its equipment and facilities and to effectively service its global customer base, and concludes that it operates in a single business segment. For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2017 and January 1, 2017

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

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts, returns and discounts of $282,289 and $328,427 as of December 31, 2017 and January 1, 2017, respectively.

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

Customer Rebates

The Company records customer rebates as a reduction of net sales. Accounts receivable are recorded net of an allowance for customer rebates of $96,044 and $137,141 as of December 31, 2017 and January 1, 2017, respectively.

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

Cash Surrender Value of Insurance Policies

Cash surrender value of insurance policies is valued at the cash surrender value of the contract as determined by the life insurance company. The cash value of the insurance policies totaled $864,320 and $468,998 as of December 31, 2017 and January 1, 2017, respectively. During the fourth quarter of 2017, the Company obtained loans against the cash value of certain of these insurance policies. These insurance policy loans totaled $661,880 at December 31, 2017 and have a weighted average interest rate of 3.87%. Interest is accrued and paid quarterly. Each loan (and applicable accrued interest) can be repaid at any time. Any loan (or interest) outstanding at the time of settlement will reduce the proceeds payable under the policies. The cash value of the insurance policies, net of policy loans, is included in other long‑term assets on the accompanying Consolidated Balance Sheets.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2017 and January 1, 2017

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

Goodwill and Intangible Indefinite-Lived Assets

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired. Trademarks are recorded at estimated fair value at the date they were acquired in certain business acquisitions. To the extent it has been determined that the carrying value of goodwill or trademarks is not recoverable and is in excess of its fair value, an impairment loss is recognized. Impairment is reviewed annually. No impairment loss was deemed necessary as of December 31, 2017 or January 1, 2017.

Income Taxes

The Company follows ASC 740 Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax bases of assets and liabilities (temporary differences) using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax asset to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

The Company files income tax returns in the United States as a C-Corporation, and in several state jurisdictions and in the United Kingdom. The Company’s subsidiary, Uniroyal, is a limited liability company (LLC) for federal and state income tax purposes and as such, its income, losses, and credits are allocated to its members. Uniroyal’s taxable income is allocated entirely to UEPH, a limited liability corporation, as its sole member.  As the sole member of UEPH, the Company then receives this income allocation less the dividends paid on the preferred ownership interests held by the former owners of Uniroyal.

The Company's tax returns for tax years 2014 and thereafter are subject to examination by taxing authorities. The Company records interest and penalties associated with uncertain tax positions related to these tax filings as interest expense. For the years ended December 31, 2017 and January 1, 2017, the Company has recorded no expense for interest or penalties.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2017 and January 1, 2017

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

The fair value of the Company’s long-term debt is estimated based on current rates for similar instruments with the same remaining maturities. In determining the current interest rates for similar instruments, the Company takes into account its risk of nonperformance. The Company believes that the carrying value of its long-term debt approximates its estimated fair value.

The Company uses foreign currency exchange contracts which are recorded at their estimated fair values in the accompanying Consolidated Balance Sheets. The fair values of the contracts at December 31, 2017 and January 1, 2017 were net assets of $13,292 and $9,718, respectively, and were included in other current assets. The fair values of the currency exchange contracts are based upon observable market transactions of spot and forward rates.

For the fiscal year ended December 31, 2017, there have been no changes in the application of valuation methods applied to similar assets and liabilities.

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
As of and for the Years Ended December 31, 2017 and January 1, 2017

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Shipping and Handling Costs

Shipping and handling costs charged to customers and the costs incurred by the Company are netted. Shipping and handling costs incurred by the Company for purchases are included in cost of goods sold.

Warranties

The Company warrants that the materials and workmanship of its products will meet customer specifications. The Company estimates its accrued warranty expenses based upon prior warranty claims experience. Accrued warranty expenses were not material as of December 31, 2017 and January 1, 2017.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2017 and January 1, 2017

Advertising

Advertising costs, other than promotional materials, are charged to expense as incurred. Promotional materials are expensed as they are distributed. Advertising expense was $209,865 and $191,688 for the years ended December 31, 2017 and January 1, 2017, respectively. As of December 31, 2017 and January 1, 2017, $134,269 and $116,428, respectively, of promotional materials were included in other long‑term assets in the accompanying consolidated financial statements.

Research and Development

Research and development costs are charged to expense as incurred. Research and development expense was $1,940,671 and $1,727,616 for the years ended December 31, 2017 and January 1, 2017, respectively.

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

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board issued a new standard, ASU No. 2014-09, "Revenue from Contracts with Customers." Under ASU 2014-09, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company will adopt the new standard effective January 1, 2018 using the modified retrospective method. Based on the evaluation of the Company's current contracts and revenue streams, management believes that the adoption of this standard for the year ending December 30, 2018 will not have a significant effect on the Company’s consolidated financial position, results of operations and cash flows but will result in additional disclosures.

On July 22, 2015, the Financial Accounting Standards Board issued a new standard, ASU No. 2015-11, “Simplifying the Measurement of Inventory”. The new standard requires entities to measure most inventory at the lower of cost and net realizable value, which is a change from the current guidance under which an entity must measure inventory at the lower of cost or market with market defined as replacement cost, net realizable value or net realizable value less a normal profit margin. The ASU will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method. It became effective for the Company on January 2, 2017. The adoption of this standard for the year ended December 31, 2017 did not have a significant effect on the Company’s consolidated financial position, results of operations and cash flows.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2017 and January 1, 2017

On November 20, 2015, the Financial Accounting Standards Board issued a new standard, ASU No. 2015-17, “Income Taxes - Balance Sheet Classification of Deferred Taxes”. Under the new guidance, deferred tax assets and liabilities will be classified as noncurrent in a classified statement of financial position. It became effective for the Company on January 2, 2017. The adoption of this standard for the year ended December 31, 2017 did not have a significant effect on the Company’s consolidated financial position, results of operations and cash flows. The Company applied the change retrospectively for all periods presented. Thus, current deferred tax assets in the amount of $1,301,280, which had been included in Other Current Assets in the accompanying Consolidated Balance Sheets at January 1, 2017, were reclassified to Other Long-term Assets or Other Long-term Liabilities at that date.

On February 25, 2016, the Financial Accounting Standards Board issued a new standard, ASU No. 2016-02, “Leases”. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. This standard will be effective for the Company on December 31, 2018. The Company is currently evaluating the effects this standard will have, if any, on its consolidated financial position, results of operations and cash flows together with evaluating the adoption date.

On March 30, 2016, the Financial Accounting Standards Board issued a new standard, ASU No. 2016-09, “Compensation – Stock Compensation.” The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. It became effective for the Company on January 2, 2017. The adoption of this standard for the year ended December 31, 2017 did not have a significant effect on the Company’s consolidated financial position, results of operations and cash flows.

On August 26, 2016, the Financial Accounting Standards Board issued a new standard, ASU No. 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” The new standard applies to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. It will be effective for the Company on January 1, 2018. The adoption of this standard for the year ending December 30, 2018 is not expected to have a significant effect on the Company’s consolidated financial position, results of operations and cash flows.

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

On May 10, 2017, the Financial Accounting Standards Board issued a new standard, ASU No. 2017-09, “Compensation – Stock Compensation – Scope of Modification Accounting.” The new standard clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. It will be effective for the Company on January 1, 2018. The adoption of this standard for the year ending December 30, 2018 is not expected to have a significant effect on the Company’s consolidated financial position, results of operations and cash flows.

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2017 and January 1, 2017

The Tax Cuts and Jobs Act

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act, which significantly changes existing U.S. tax laws that affect the Company’s business. These changes include, but are not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, imposing a one-time transition tax on deemed repatriation of deferred foreign income and changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. See Note 11 for further discussion.

Subsequent Events

The Company has evaluated subsequent events occurring through the date that the financial statements were issued, for events requiring recording or disclosure in the December 31, 2017 financial statements. There were no material events or transactions occurring during this period requiring recognition or disclosure.

NOTE 2 - Noncash Transactions and Supplemental Disclosure of Cash Flow Information

During the years ended December 31, 2017 and January 1, 2017, the Company paid down $384,792 and $389,339, respectively, of its term loans using available borrowings on its various lines of credit.

During the years ended December 31, 2017 and January 1, 2017, the Company entered into several new equipment leases and financing obligations with fair values of $1,686,696 and $619,921, respectively, which are accounted for as capital assets. The fair values were added to property and equipment and a corresponding amount to capital lease or financing obligations.

Supplemental disclosure of cash paid for the years ended:
	December 31, 2017	January 1, 2017

Interest expense	$1,664,638	$1,592,550

Income taxes	$360,850	$273,477

NOTE 3 - Inventories

Inventories consist of the following:

	December 31, 2017	January 1, 2017

Raw materials	$5,572,253	$5,199,632
Work‑in‑process	5,342,359	4,491,250
Finished goods	10,377,480	8,669,625
	21,292,092	18,360,507
Less: Allowance for inventory obsolescence	(1,522,430)	(1,314,336)

Total Inventories	$19,769,662	$17,046,171

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2017 and January 1, 2017

NOTE 4 - Property and Equipment

The major categories of property and equipment are summarized as follows:

	Depreciable Lives	December 31, 2017	January 1, 2017
Building and building improvements	8 – 25 yrs.	$732,086	$422,910
Machinery and equipment	8 ‑ 10 yrs.	27,244,195	22,097,617
Computer equipment	3 ‑ 10 yrs.	1,399,851	1,263,127
Furniture and fixtures	7 ‑ 10 yrs.	173,904	164,322
Real estate under lease	20 yrs.	2,165,914	2,165,914
Construction‑in‑progress	‑	97,605	57,530

Total Property and Equipment		31,813,555	26,171,420

Less: Accumulated depreciation		(14,524,497)	(12,559,926)

Net Property and Equipment		$17,289,058	$13,611,494

NOTE 5 - Intangible Assets

Intangible assets are summarized as follows:

	Amortizable Lives	December 31, 2017	January 1, 2017

Trademarks and trade names	Indefinite	$3,274,225	$3,091,889
Other	5 years	21,671	41,675

Total Intangible Assets		$3,295,896	$3,133,564

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2017 and January 1, 2017

NOTE 6 – Other Long-term Assets

Other long-term assets consist of the following:
	December 31, 2017	January 1, 2017

Deferred tax asset	$3,167,092	$5,689,000
Other	735,154	976,375

Total Other Long-term Assets	$3,902,246	$6,665,375

NOTE 7 – Other Long-term Liabilities

Other long-term liabilities consist of the following:
	December 31, 2017	January 1, 2017

Deferred tax liability	$793,145	$743,971
Other	29,347	48,056

Total Other Long-term Liabilities	$822,492	$792,027

NOTE 8 - Lines of Credit

The Company’s Uniroyal subsidiary has available a $30,000,000 revolving line of credit financing agreement with Wells Fargo Capital Finance, LLC, which matures on October 17, 2019. Interest is payable monthly at the Eurodollar rate plus 2.25% or Wells Fargo Capital Finance, LLC's prime rate at the Company's election on outstanding balances up to $6,000,000 and prime rate on amounts in excess of $6,000,000. The line of credit weighted average interest rate including unused facility fees was approximately 4.32% as of December 31, 2017. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable, inventories and equipment. The line of credit is secured by substantially all of Uniroyal's assets and includes certain financial and restrictive covenants.

The outstanding balance on the line of credit (“Uniroyal Line of Credit”) was $10,376,881 and $9,668,388 as of December 31, 2017 and January 1, 2017, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying Consolidated Balance Sheets.

The Company’s U.K. subsidiary has available a £10,000,000 (approximately $13.5 million) revolving line of credit financing agreement with Lloyds Bank Commercial Finance Limited (“U.K. Line of Credit”) which is subject to a six-month notice by either party. The line has several tranches based on currency or underlying security. Interest is payable monthly at the base rate (U.K. LIBOR or Lloyds Bank Base Rate as published) plus 1.95% to 2.45% depending on the tranche. The line of credit weighted average interest rate was approximately 2.36% as of December 31, 2017. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable and inventories. The line of credit is secured by substantially all of the subsidiary's assets and includes certain financial and restrictive covenants.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2017 and January 1, 2017

The outstanding balance on the U.K. Line of Credit was £6,631,172 and £5,792,236 ($8,963,587 and $7,131,204) as of December 31, 2017 and January 1, 2017, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying Consolidated Balance Sheets.

NOTE 9 - Long‑Term Debt

Long‑term debt consists of the following:

	December 31, 2017	January 1, 2017

Uniroyal term loans with Wells Fargo Capital Finance, LLC, monthly interest only payments at the Eurodollar rate plus 2.25% or Wells Fargo Bank, National Association's prime rate. The term loans' weighted average interest rate was approximately 4.32% as of December 31, 2017. Monthly principal balances are reduced by $24,766 each month, resulting in a conversion, or increase, of the same amount in the line of credit each month (see Note 2). Term loans mature in October 2019 and are secured by substantially all of the Company's assets and include certain financial and restrictive covenants.	$792,525	$1,089,721

Term loan with Lloyds Bank Commercial Finance Limited; issued to the Company’s U.K. subsidiary, at £340,000 (approximately $460,000; payable in 60 monthly payments of £5,667 (approximately $7,660). Interest is payable monthly at the rate of 3.15% above the base rate (U.K. LIBOR); monthly, the principal is reduced by required payment resulting in an increase of the same amount in the line of credit (see Note 8). The loan matures in February 2019 and is secured by substantially all of the subsidiaries’ assets and includes certain financial and restrictive covenants.	107,238	181,392

Financing obligation to Kennet Equipment Leasing payable in monthly installments of £16,636 ($22,487) including interest and principal at a rate of 10.9%. The loan matures in May 2021 and is secured by certain equipment.	691,830	801,153

Note payable to Balboa Capital Corporation; assigned to Wells Fargo, payable in quarterly installments of $37,169 including interest and principal at a rate of 5.72% with the remaining principal due May 2018. The note is secured by certain equipment.	73,113	213,230

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2017 and January 1, 2017

Note payable to Regents Capital Corporation; payable in monthly installments of $10,805 including interest and principal at a rate of 7.41% with the remaining principal due December 2019. The note is secured by certain equipment.	240,350	350,000

Note payable to De Lage Landen Financial Services payable in monthly installments of $2,658 including interest and principal at a rate of 7.35% with the remaining principal due May 2021. The note is secured by certain equipment.	96,123	118,073

Note payable to Ford Motor Credit payable in monthly installments of $849 including interest and principal at a rate of 4.31% with the remaining principal due November 2021. The note is secured by certain equipment.	36,662	44,387

Note payable to Byline Financial Group, payable in monthly installments of $1,999 including interest and principal at a rate of 8.55% with the remaining principal due March 2019. The note is secured by certain equipment.	28,344	48,942

Note payable to Regents Capital Corporation; payable in monthly installments of $6,480 including interest and principal at a rate of 6.20% with the remaining principal due February 2022. The note is secured by certain equipment.	284,852	-

Note payable to Regents Capital Corporation; payable in monthly installments of $6,669 including interest and principal at a rate of 6.47% with the remaining principal due May 2022. The note is secured by certain equipment.	306,702	-

Note payable to Regents Capital Corporation; payable in monthly installments of $3,256 including interest and principal at a rate of 6.50% with the remaining principal due June 2022. The note is secured by certain equipment.	152,169	-

Note payable to BB&T Equipment Finance Corporation; payable in monthly installments of $15,445 including interest and principal at a rate of 4.02% with the remaining principal due October 2022. The note is secured by certain equipment.	813,015	-

Totals	3,622,923	2,846,898

Less: Current portion	(1,155,490)	(851,988)

Long‑Term Portion	$2,467,433	$1,994,910

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2017 and January 1, 2017

Principal requirements on long‑term debt for years ending after December 31, 2017 are as follows:

Totals

2018	$1,155,490
2019	1,238,444
2020	605,404
2021	407,093
2022	216,492

Total	$3,622,923

NOTE 10 - Related Party Obligations

Long‑term debt to related parties consists of the following:

	December 31, 2017	January 1, 2017

Senior subordinated promissory notes issued to the Company’s majority shareholder; monthly interest only payments at 9.25%; principal payment of $2,000,000 due on October 17, 2019. The senior subordinated promissory notes are secured by substantially all assets of the Company subject to the notes' subordination to the line of credit and term loans with Wells Fargo Capital Finance, LLC.	$2,000,000	$2,000,000

Senior secured promissory note issued to the Company’s majority shareholder; quarterly interest payments at 10% which began April 1, 2015; quarterly principal payments of $91,879 which began April 1, 2016 through July 30, 2017; quarterly principal payments of $153,131 will begin October 1, 2018 through January 1, 2020; the note is secured by substantially all the assets of the Company.	918,786	1,194,421

Totals	2,918,786	3,194,421

Less: Current portion	(153,131)	(367,514)

Total Long-term Debt to Related Parties	$2,765,655	$2,826,907

On October 1, 2017, the Company amended its senior secured promissory note to the Company’s majority shareholder to change the quarterly interest and principal payments to interest only beginning in the fourth quarter of 2017 through the third quarter of 2018, with quarterly principal payments of $153,131 beginning in the fourth quarter of 2018. No other terms of the note were changed at that time. The change became effective October 1, 2017.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2017 and January 1, 2017

The Company has a lease financing obligation under which it leases its main U.S. manufacturing facility and certain other property from a related party lessor entity, accrues interest at 18.20% and currently requires monthly principal and interest payments of $32,764, which are adjusted annually based on the consumer price index. The lease financing obligation matures on October 31, 2033. The Company has security deposits aggregating $267,500 held by the lessor entity. The lease financing obligation is shown in the accompanying Consolidated Balance Sheets as Related Party Lease Financing Obligation which consists of the following:

	December 31, 2017	January 1, 2017

Related party lease financing obligation	$2,162,151	$2,165,798

Less: Current portion	(8,824)	(3,647)

Long‑Term Portion	$2,153,327	$2,162,151

The current portions of the long-term debt to related parties and the related party lease financing obligation are combined and are shown in current liabilities as related party obligation. Also included in current liabilities as a related party obligation is a $125,000 subordinated secured promissory note issued to the Company’s majority shareholder on October 12, 2017. This promissory note, which is payable on demand, is at a rate of 4% with quarterly interest payments beginning January 15, 2018. The note is secured by a life insurance policy investment owned by the Company.
	December 31, 2017	January 1, 2017

Current portion of long-term debt to related parties	$153,131	$367,514

Current portion of related party lease financing obligation	8,824	3,647

Related party subordinated secured promissory note	125,000	-

Related Party Obligation	$286,955	$371,161

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2017 and January 1, 2017

Principal payments on the lease financing obligation, subordinated secured promissory note and the aforementioned long-term debt to related parties for years ending after December 31, 2017 are as follows:

Totals
2018	$286,955
2019	2,627,230
2020	174,897
2021	30,231
2022	40,375
Thereafter	2,046,249

Total	$5,205,937

NOTE 11 – Income Taxes

The Company files income tax returns in the United States as a C-Corporation, and in several state jurisdictions and in the United Kingdom. The Company’s subsidiary, Uniroyal, is a limited liability company (LLC) for federal and state income tax purposes and as such, its income, losses, and credits are allocated to its members. The Company made the acquisition of Uniroyal through UEPH, a limited liability corporation, which issued preferred ownership interests to the sellers that provide for quarterly dividends. Uniroyal’s taxable income is allocated entirely to UEPH as its sole member and since it is a pass-through entity, this income less the dividends paid to the sellers of Uniroyal is reported on the Company’s tax return. The taxable income applicable to the dividends for the preferred ownership interests is reported to the sellers who report it on their respective individual tax returns.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changes existing U.S. tax laws that affect the Company’s business. These changes include, but are not limited to, reducing the U.S. federal corporate tax rate, imposing a one-time transition tax on deemed repatriation of deferred foreign income and changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. The Tax Act requires the Company to incur a one-time transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign accumulated earnings held in cash, cash equivalents and certain other net current assets, and 8% on the remaining accumulated earnings. The Tax Act also reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.

Based on guidance issued by the SEC, the Company must reflect the income tax effects of those aspects of the Tax Act for which the accounting is known, record a provisional estimate for those aspects of the Tax Act for which the accounting is incomplete but a reasonable estimate is determinable or, if a reasonable estimate is not determinable, continue to apply the tax laws that were in effect immediately before the enactment of the Tax Act.

The Company has reported provisional amounts for the income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate could be determined, including applying the lower corporate tax rate to deferred tax assets and provisioning for the one-time transition tax on deferred foreign income. Based on a continued analysis of the estimates and further guidance and interpretations on the application of the law, additional revisions may occur throughout the allowable measurement period, which is no more than one year beyond the Tax Act enactment date.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2017 and January 1, 2017

The provision (benefit) for income taxes for the years ended December 31, 2017 and January 1, 2017 were:

	December 31, 2017	January 1, 2017
Current
Federal	$-	$-
State	38,044	174,323
Foreign	362,866	-
Total current income tax provision	400,910	174,323
Deferred
Federal	2,559,887	(1,925,000)
State	(37,979)	-
Foreign	(6,700)	552,120
Total deferred income tax provision (benefit)	2,515,208	(1,372,880)
Total income tax provision (benefit)	$2,916,118	$(1,198,557)

The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes. The Company’s effective income tax rate, computed as the total of federal, state and foreign taxes as a percentage of income before taxes, was 103.8% and a negative 19.4% for the years ended December 31, 2017 and January 1, 2017, respectively. The effective tax rate for the year ended December 31, 2017 reflects expenses related to the Tax Act, which include $1,937,070 due to write-downs of the Company’s U.S. deferred tax assets from the reduction in the marginal tax rate and $941,960 due to the one-time transition tax on deemed repatriation of deferred foreign income. The Company will use a portion of its net operating loss carryforward to offset the transition tax owed.

The following is a reconciliation of the income tax at the U.S. federal statutory tax rate with the income tax at the effective tax rate for the years ended December 31, 2017 and January 1, 2017:

	December 31, 2017	January 1, 2017

Income tax at statutory rates	$955,028	$2,101,508

Transition tax	941,960	-
Change in deferred tax valuation	-	(1,904,665)
Foreign tax rate differential	(429,227)	(587,609)
UEPH preference dividend	(284,767)	(646,000)
Research and development credit	(142,832)	(198,539)
Effect of change in tax rate on deferred items	1,929,167	(115,420)
Other	(53,276)	(22,155)
State tax provisions	65	174,323
Income tax expense (benefit)	$2,916,118	$(1,198,557)

Effective income tax rate	103.8%	(19.4)%

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2017 and January 1, 2017

The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	December 31, 2017	January 1, 2017

Deferred tax assets:
Net operating loss carryforward	$3,226,999	$5,748,877
Total deferred tax assets	3,226,999	5,748,877
Deferred tax liabilities:
Trademarks	(324,635)	(316,521)
Deferred gain	(171,632)	(205,949)
Capital allowances	(356,785)	(281,379)
Total deferred tax liabilities	(853,052)	(803,849)
Net deferred tax assets	$2,373,947	$4,945,028

Deferred tax assets as of December 31, 2017 and January 1, 2017 include $3,167,092 and $5,689,000, respectively, of carryforwards related to U.S. net operating losses and $59,907 and $59,877, respectively, of carryforwards resulting from U.K. losses. As of December 31, 2017, the Company’s deferred tax assets related to U.S. net operating losses reflected a lower marginal tax rate applied to these assets than the rate applied as of January 1, 2017 due to the reduction in the marginal tax rate by the Tax Act. The $3,167,092 and $5,689,000 of deferred tax assets for U.S. losses are included in other long-term assets. The $59,907 and $59,877 of deferred tax assets for U.K. losses are netted with deferred tax liabilities, which are all related to U.K. tax. Total net deferred tax liabilities of $793,145 and $743,971 are included in other long-term liabilities, as of December 31, 2017 and January 1, 2017, respectively.

The Company has a federal net operating loss carryforward of approximately $16 million as of December 31, 2017, which expires in years beginning 2021 through 2034. As a result of these loss carryforwards, the Company has deferred tax assets in the amount of $3,167,092. Based on evidence available at December 31, 2017 and January 1, 2017, it was determined that a valuation allowance was not required since it was more likely than not that the deferred tax asset would be realized.

NOTE 12 - Postretirement and Postemployment Benefit Liabilities

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

The accumulated postretirement benefit obligation, plan assets and accrued postretirement liability as of the plan's measurement date are as follows:

	December 31, 2017	January 1, 2017

Postretirement Benefit Liability ‑ Health and Life	$3,255,120	$3,276,088
Less: Plan assets	-	-

Accrued postretirement benefit cost	3,255,120	3,276,088
Less: Unrecognized net gain	(564,757)	(233,877)

Accumulated postretirement benefit obligation	2,690,363	3,042,211

Less: Current portion	(143,287)	(158,527)

Long‑Term Portion	$2,547,076	$2,883,684

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2017 and January 1, 2017

Net postretirement benefit expense for the plan is comprised of the following:

	December 31, 2017	January 1, 2017

Service cost	$-	$-
Interest cost on projected benefit obligation	108,740	111,263
Amortization of prior service cost	-	-
Amortization of net gain	-	(4,692)

Net postretirement benefit expense	$108,740	$106,571

Reconciliation of gains (losses) in other comprehensive income (loss) is as follows:

	December 31, 2017	January 1, 2017

Net actuarial gain (loss)	$330,880	$(71,713)
Amortization of prior service credit and actuarial gain	-	(4,692)

Postretirement benefit liability adjustment in other comprehensive income (loss)	$330,880	$(76,405)

The amount in accumulated other comprehensive income (loss) at December 31, 2017 that has not yet been recognized as a component of net periodic benefit costs is $564,757 and consists of unrecognized net actuarial gains. The amount in accumulated other comprehensive income at December 31, 2017 that is expected to be recognized as a component of net periodic benefit costs during 2018 is $119,725 and consists of net actuarial gains.

The significant assumptions used in determining the accumulated postretirement benefit obligation and net periodic benefit cost are as follows:

	December 31, 2017	January 1, 2017
Health Care Cost Trend Rates:
2017	4.00%	4.00%
Thereafter	4.00%	4.00%
Discount rate	3.23%	3.67%
Measurement Date	December 31, 2017	December 31, 2016

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2017 and January 1, 2017

Employer and employee contributions to the plan were $140,243 and $10,535, respectively, during the year ended December 31, 2017 and $121,052 and $6,924, respectively, during the year ended January 1, 2017. Contributions to the plan are made each year based on estimated benefit payments to be paid out of the plan. Estimated benefit payments from the plan for each of the next five years, and in the aggregate for the five years thereafter, are as follows:

2018	$143,287
2019	152,283
2020	153,481
2021	157,236
2022	156,587
2023 ‑ 2027	787,746

Total	$1,550,620

Postemployment Benefit Liability ‑ Severance

The Company provides certain severance benefits for substantially all union employees who began their employment prior to 1986. Accounting standards for postemployment benefits require the Company to accrue the estimated cost of future severance payments during the years the employees provide services. The accrued postemployment benefit liability as of December 31, 2017 and January 1, 2017 was $28,162 and $43,462, respectively, and is included in other long-term liabilities in the accompanying Consolidated Balance Sheets. The accrued postemployment benefit liability was determined using discount rates of 3.23% and 3.67% as of December 31, 2017 and January 1, 2017, respectively.

NOTE 13 - Equity

The following table summarizes the Company’s common stock outstanding by class:

	December 31, 2017	January 1, 2017
Ordinary Common Stock	17,070,928	17,108,680
Class B Common Stock	1,619,102	1,619,102
Total	18,690,030	18,727,782

The Company’s Class B Common Stock (“Class B”) has the same entitlement to dividends as may be declared for the ordinary common stock. The holders of Class B were the holders of UGEP preferred stock that was converted to Class B on December 30, 2015. The Class B does not have any preference with respect to holders of other equity interests in the Company in the event of any liquidation, dissolution or winding up of the Company. Each share of Class B has the right to 22 votes on matters that come before the shareholders. Each share of Class B is convertible into one share of ordinary common stock at any time. The shares of Class B are not registered and do not trade in the open market.

Acquisition

On November 10, 2014, the Company acquired Uniroyal and UGEL (previously EPAL), the holding company for UGL (previously Wardle Storeys). Pursuant to the acquisition of Uniroyal, 200,000 units of Series A preferred units and 150,000 units of Series B preferred units of UEPH Holdings LLC, a wholly-owned subsidiary of the Company, were issued to the former owners of Uniroyal.  Each of the UEP Holdings Series A and Series B preferred units have an issue price of $100 per unit or a total face value of $20,000,000 and $15,000,000, respectively. The UEPH Series A preferred units are entitled to a preferred return of an amount per annum equal to five percent (5.00%) of the issue price of such UEPH Series A preferred unit. The UEPH Series B preferred units are entitled to a preferred return of an amount per annum equal to five and one half percent (5.50%) of the issue price of such UEPH Series B preferred unit, increasing by one half percent (0.50%) on the first anniversary of the effective date and by an additional one half percent (0.50%) on each successive anniversary of the effective date thereafter, up to a maximum of eight percent (8.00%) on the fifth anniversary of the effective date. As of December 31, 2017, the preferred return percentage of the UEPH Series B preferred units is 7.0%.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2017 and January 1, 2017

In a separate transaction, the Company also purchased all the outstanding 50 common shares of UGEL, a U.K. limited company, for 100 shares of its common stock and its guaranty of outstanding UGEL preferred stock retained by the seller, having a liquidation preference of €17,699,314 (approximately $21,226,787). As part of the transaction, 50 shares of the UGEL common stock held by the seller had been converted and reclassified as preferred shares. These preferred shares are entitled to a quarterly dividend payment of €221,241 (approximately $265,334).

NOTE 14 – Stock Options or Stock Based Compensation

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

On April 7, 2016, the Company’s Board of Directors approved the granting of options to purchase 360,250 shares of the Company’s common stock to certain key employees and Company directors. The exercise price was $3.57 per share. The options vest in three annual installments beginning April 7, 2017. All options will expire on April 7, 2026.

Compensation expense is recognized on a straight-line basis over a three-year vesting period from date of grant.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of its option awards. The following table summarizes the significant assumptions used in the model for the April 7, 2016 grant:

April 7, 2016
Exercise price	$3.57
Expected volatility	45%
Risk free interest rate	1.30%
Expected term	6 years
Expected dividends	0%

The Company based the expected volatility on comparable companies’ volatility because we determined that this was more reflective and a better indicator of the Company’s expected volatility than our historical volatility. The historical stock price and volatility had been significantly different from the expected business activities over what will be the service period.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2017 and January 1, 2017

On a quarterly basis, we assess changes to our estimate of expected option award forfeitures based on our review of recent forfeiture activity and expected future employee turnover. We recognize the effect of adjustments made to the forfeiture rates, if any, in the period that we change the forfeiture estimate.  For the year ended December 31, 2017, there were no forfeiture rate adjustments and future adjustments are not expected to be significant.

Stock option activity for the years ended December 31, 2017 and January 1, 2017 is as follows:

	Stock Options
	Total	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price	Non- Vested	Weighted Average Exercise Price
Outstanding at January 3, 2016	665,000	$2.37	-	-	665,000	$2.37
Granted	360,250	$3.57	-	-	360,250	$3.57
Vested	-	-	230,001	$2.37	(230,001)	$2.37
Exercised	(3,576)	$2.37	(3,576)	$2.37	-	-
Forfeited or cancelled	(23,924)	$2.62	(8,924)	$2.37	(15,000)	2.77
Outstanding at January 1, 2017	997,750	$2.80	217,501	$2.37	780,249	$2.92
Granted	-	-	-	-	-	-
Vested	-	-	330,913	$2.80	(330,913)	$2.80
Exercised	-	-	-	-	-	-
Forfeited or cancelled	(36,250)	$2.83	(21,249)	$2.63	(15,001)	$3.10
Outstanding at December 31, 2017	961,500	$2.80	527,165	$2.63	434,335	$3.00

Aggregate Intrinsic Value January 1, 2017	$597,525		$202,276		$395,249

Aggregate Intrinsic Value December 31, 2017	$-		$-		$-

Option expense recognized was $405,280 and $381,262 for the years ended December 31, 2017 and January 1, 2017, respectively. As of December 31, 2017, there was $352,772 in unrecognized compensation cost related to the options granted under the 2015 Stock Option Plan. We expect to recognize those costs over the remaining vesting term of 15 months.

NOTE 15 – Earnings Per Share

The following table sets forth the computation of earnings per common share - basic and earnings per common share – diluted for the years ended December 31, 2017 and January 1, 2017:

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2017 and January 1, 2017

	December 31, 2017	January 1, 2017
Numerator

Net income (loss) available to common shareholders	$(3,102,130)	$4,499,664

Denominator

Denominator for basic earnings per share - weighted average shares outstanding	18,704,773	18,828,378
Weighted average effect of dilutive securities	-	41,331
Denominator for dilutive earnings per share - weighted average shares outstanding	18,704,773	18,869,709

Basic and Diluted Net Income (Loss) Per Share
Net income (loss) available to common shareholders	$(0.17)	$0.24

Effect of dilutive securities	(0.00)	(0.00)

Net income (loss) available to common shareholders	$(0.17)	$0.24

Due to the net loss for the year ended December 31, 2017, the calculations of basic and diluted loss per share were the same since including options to purchase shares of the Company’s common stock in the calculation of diluted loss per share would have been anti-dilutive. The calculation of diluted earnings per share for the year ended January 1, 2017 excluded options to purchase 355,250 shares of the Company’s common stock because the options’ exercise price of $3.57 per share was greater than the average market price of the common shares.

NOTE 16 – Capital Leases

The Company has several equipment capital leases which expire from January 2018 through March 2021 with monthly lease payments ranging from approximately $1,603 to $28,359 per month. The capital lease obligations are secured by the related equipment. As of December 31, 2017 and January 1, 2017, assets recorded under capital leases are included in property and equipment in the accompanying Consolidated Balance Sheets. Amortization of items under capital lease obligations has been included with depreciation expense on owned property and equipment in the accompanying Consolidated Statements of Operations. Interest rates on these obligations range from 3.84% to 19.15%.

Capital lease obligations consist of the following:

	December 31, 2017	January 1, 2017

Capital lease obligations	$939,643	$1,224,889
Less: current portion	(408,425)	(368,718)

Long-term Portion	$531,218	$856,171

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2017 and January 1, 2017

Principal requirements on capital leases for years ending after December 31, 2017 are as follows:

2018	$445,000
2019	431,131
2020	111,890
2021	11,809
2022	-
999,830
Less interest	(60,187)
939,643
Less current portion	(408,425)

Total long-term portion	$531,218

NOTE 17 – Operating Leases

The Company leases office facilities and equipment under various lease agreements which expire from January 2018 through March 2039. The agreements include payments ranging from approximately $40 to $34,498 per month. Total operating lease expense was approximately $1,055,227 and $1,071,018 for the years ended December 31, 2017 and January 1, 2017, respectively.

Aggregate minimum rental expense under operating lease obligations for years ending after December 31, 2017 are as follows:

2018	$875,707
2019	763,892
2020	644,406
2021	518,263
2022	487,010
2023 and thereafter	6,757,341

Total	$10,046,619

NOTE 18 – Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (loss) were as follows:

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2017 and January 1, 2017

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustment	Total
Balance at January 3, 2016	$310,282	$(291,302)	$18,980

Other comprehensive losses before reclassifications	(71,713)	(1,621,061)	(1,692,774)

Reclassification adjustment for gains included in net income	(4,692)	-	(4,692)

Balance at January 1, 2017	233,877	(1,912,363)	(1,678,486)

Other comprehensive gains before reclassifications	330,880	972,454	1,303,334

Reclassification adjustment for gains included in net income	-	-	-

Balance at December 31, 2017	$564,757	$(939,909)	$(375,152)

The gain (loss) reclassified from accumulated other comprehensive income (loss) into income is recorded to the following income statement line items:

Other Comprehensive Income Component	Income Statement Line Item
Minimum Benefit Liability Adjustments	General and administrative expense

NOTE 19 - Retirement Plans

The Company has a 401(k) plan which covers substantially all non‑union U.S. employees. The Company did not make any contributions to the plan during the years ended December 31, 2017 and January 1, 2017.

The U.K. salaried employees are covered by a separate plan which meets the statutory minimum requirements and provides that the Company will contribute a percentage of the employee’s compensation based on the percentage contributed to the plan by the employee. For employees hired prior to July 2015, the schedule of contribution is as follows:

Employee	Company
2%	6%
3%	7%
4%	7 ½%
5%	8%

For all salaried employees hired after June 2015 and all wage employees, the schedule of contribution follows the statutory minimum requirements which are being phased in over time. This schedule is as follows:

Phase in Period	Employee	Company
Prior to April 2018	1%	1%
April 2018 to April 2019	3%	2%
After April 2019	5%	3%

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2017 and January 1, 2017

The Company made contributions of £375,175 and £361,447 to the U.K. plans for the years ended December 31, 2017 and January 1, 2017, respectively.

NOTE 20 - Concentrations

Labor Union

The United Steel Workers International Union AFL-CIO, CLC Local #1207 represents the Company’s manufacturing employees in the U.S. The current union contract expires on March 12, 2023. The contract will continue from year‑to‑year thereafter, unless notice terminating the agreement is given by either party sixty days prior to March 12th in any year after March 12, 2023. Employees at the U.K. facility can be represented by UNITE although participation is not required. The collective bargaining agreement with UNITE does not specify a termination date.

          Major Customers

Sales to ten automotive industry suppliers accounted for 46.2% and 45.1% of total Company sales during the years ended December 31, 2017 and January 1, 2017, respectively. Accounts receivables from these customers totaled 54.2% and 60.1% of total receivables as of December 31, 2017 and January 1, 2017, respectively.

Major Suppliers

The Company purchases a significant quantity of its raw materials from certain major suppliers. Management believes this concentration does not pose a significant risk to the Company's operations as other suppliers are readily available.

NOTE 21 - Related Party Transactions

The Company has debt and a lease financing obligation to a related party. See Note 10 for further discussion.

Related party receivable of $37,116 and $25,456 at December 31, 2017 and January 1, 2017, respectively, were short-term advances to employees that were repaid after December 31, 2017.

The Company’s chief financial officer, who is also on the Company’s Board of Directors, does not have a written employment agreement and works on a part-time basis for the Company.  The Company paid $24,000 to a company controlled by him as a consulting fee in each of the years ended December 31, 2017 and January 1, 2017.

NOTE 22 - Employment Agreements

The Company has employment agreements with three management employees as of December 31, 2017. The initial term of the employment agreements is three years. The term can be renewed or extended as provided for in the employment agreements. The agreements include various benefits to be provided to the employees including salary, bonus, life insurance and severance benefits.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017 and concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework published in 2013. Based on this assessment, and on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2017, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company

Information required by this Item concerning  the Company’s directors and all persons nominated for election as directors at the Company’s Annual Meeting of Stockholders (the “2018 Annual Meeting”)  will be included in the section of  the Company’s Definitive Proxy Statement in connection with our 2018 Annual Meeting (the “2018 Proxy Statement”) , which will be filed with the SEC within 120 days after our fiscal year end of December 31, 2017,  entitled “Election of Directors”  and is incorporated herein by reference.  Information required by this Item concerning the Company’s executive officers will be set forth in the section of our 2018 Proxy Statement entitled “Executive Officers and Significant Employees of the Company” and is incorporated herein by reference.

Corporate Governance

Information required by this Item concerning the Audit Committee and the Audit Committee’s financial expert will be included in the section of our 2018 Proxy Statement entitled “Committees of the Board of Directors” and is incorporated herein by reference.

Section 16(a) Compliance

Information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be included in the section of our 2018 Proxy Statement entitled “Compliance with Section 16(a) of the Exchange Act” and is incorporated herein by reference.

Code of Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics and Compliance Program, which is applicable to the Company and to all our directors, officers and employees, including our principal executive officer and principal financial officer, principal accounting officer or controller, or other persons performing similar functions.

A copy of the Company’s Code of Ethics may be obtained free of charge by making the request to the Company in writing or on the Company’s website at http://uniroyalglobal.com/company-profile/business-conduct-and-ethics-policy/.

Compensation Committee Interlocks and Insider Participation

Not applicable.

ITEM 11.          EXECUTIVE COMPENSATION

Information required by this Item will be included in the sections of our 2018 Proxy Statement entitled “Directors’ Compensation for Fiscal Year 2017,” “Compensation Discussion and Analysis” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management will be included in the section of our 2018 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item concerning certain relationships and related transactions and director independence will be included in the section of our 2018 Proxy Statement entitled “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

Annual fees billed for the audit and interim review services aggregated approximately $295,500 for 2017 and $264,266 for 2016. Annual fees billed for audit-related services aggregated approximately $12,216 for 2017 and $53,571 for 2016. In addition, fees billed for tax-related services aggregated approximately $15,250 for each of the years 2017 and 2016.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by Frazier & Deeter in 2017 and 2016. Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or his designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee.

PART IV

ITEM 15.          EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The exhibits filed or furnished with this annual report are shown on the Exhibit Index that follows the signatures to this annual report, which index is incorporated herein by reference.

Financial Statement Schedules

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Dated: March 19, 2018	By:	/s/ Howard R. Curd
Howard R. Curd
Chief Executive Officer

Dated: March 19, 2018	By:	/s/ Edmund C. King
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

Dated: March 19, 2018	/s/ Howard R. Curd
Howard R. Curd, Chief Executive Officer, Co-Chairman

Dated: March 19, 2018	/s/ Edmund C. King
Edmund C. King, Chief Financial Officer, Co-Chairman

Dated: March 19, 2018	/s/ John E. Scates
John E. Scates, Director

EXHIBIT INDEX

Exhibit No.	Description

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

10.61	Guaranty in favor of Lloyds Bank Commercial Finance Limited (Incorporated by reference to Form 8-K filed on January 20, 2015.)
10.62	Agreement dated December 31, 2014 with Centurian Investors, Inc. to consolidate loan (Incorporated by reference to Form 10-K filed on March 30,2015)
10.63	Senior Secured Promissory Note dated December 31,2014 (Incorporated by reference to Form 10-K filed on March 30,2015)
10.64	Amendment to General Security Agreement dated December 31,2014 (Incorporated by reference to Form 10-K filed on March 30,2015)
10.65	Amendment to Senior Secured Promissory Note dated October 1, 2017
14.1	Uniroyal Global Engineered Products, Inc. Code of Business Conduct and Ethics (Incorporated by reference to Form 8-K filed July 1, 2015)
21.1 *	Subsidiaries of the Company
23.1 *	Consent of Frazier & Deeter, LLC
31.1 *	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350.
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350.
101.INS *	XBRL Instance Document **
101.SCH *	XBRL Taxonomy Extension Schema Document **
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.