Form 10-Q
period 2018-04-01
UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.
filed 2018-05-07
CIK 1172706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2018

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

(941) 906-8580
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑
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

As of May 1, 2018, the issuer had 17,070,928 shares of ordinary Common Stock, $0.001 par value, and 1,619,102 shares of Class B Common Stock, $0.001 par value, outstanding.

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

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements
Uniroyal Global Engineered Products, Inc.
Consolidated Balance Sheets

	(Unaudited)
ASSETS	April 1, 2018	December 31, 2017
CURRENT ASSETS
Cash and cash equivalents	$820,723	$1,267,319
Accounts receivable, net	16,599,946	15,167,468
Inventories, net	19,972,809	19,769,662
Other current assets	796,255	846,362
Related party receivable	21,180	37,116
Total Current Assets	38,210,913	37,087,927
PROPERTY AND EQUIPMENT, NET	17,733,381	17,289,058
OTHER ASSETS
Intangible assets	3,376,400	3,295,896
Goodwill	1,079,175	1,079,175
Other long-term assets	3,976,314	3,902,246
Total Other Assets	8,431,889	8,277,317
TOTAL ASSETS	$64,376,183	$62,654,302
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued in excess of bank balance	$328,742	$686,640
Lines of credit	19,857,378	19,340,468
Current maturities of long-term debt	1,195,332	1,155,490
Current maturities of capital lease obligations	431,377	408,425
Accounts payable	10,806,363	10,358,761
Accrued expenses and other liabilities	3,956,040	3,594,684
Related party obligation	588,460	286,955
Current portion of postretirement benefit liability - health and life	143,287	143,287
Total Current Liabilities	37,306,979	35,974,710
LONG-TERM LIABILITIES
Long-term debt, less current portion	2,828,168	2,467,433
Capital lease obligations, less current portion	443,281	531,218
Related party lease financing obligation	2,149,960	2,153,327
Long-term debt to related parties	2,612,524	2,765,655
Postretirement benefit liability - health and life, less current portion	2,532,536	2,547,076
Other long-term liabilities	851,166	822,492
Total Long-Term Liabilities	11,417,635	11,287,201
Total Liabilities	48,724,614	47,261,911
STOCKHOLDERS' EQUITY
Preferred units, Series A UEP Holdings, LLC, 200,000 units issued and outstanding ($100 issue price)	617,571	617,571
Preferred units, Series B UEP Holdings, LLC, 150,000 units issued and outstanding ($100 issue price)	463,179	463,179
Preferred stock, Uniroyal Global (Europe) Limited, 50 shares issued and outstanding ($1.51 stated value)	75	75
Common stock, 95,000,000 shares authorized ($.001 par value) 18,690,030 shares issued and outstanding as of both April 1, 2018 and December 31, 2017	18,690	18,690
Additional paid-in capital	35,044,933	34,944,972
Accumulated deficit	(20,571,764)	(20,276,944)
Accumulated other comprehensive income (loss)	78,885	(375,152)
Total Stockholders' Equity	15,651,569	15,392,391
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$64,376,183	$62,654,302

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	April 1, 2018	April 2, 2017

NET SALES	$26,429,687	$25,758,429

COST OF GOODS SOLD	21,812,193	20,382,282

Gross Profit	4,617,494	5,376,147

OPERATING EXPENSES:
Selling	1,349,030	1,284,947
General and administrative	1,948,301	1,821,466
Research and development	421,963	533,854
OPERATING EXPENSES	3,719,294	3,640,267

Operating Income	898,200	1,735,880

OTHER INCOME (EXPENSE):
Interest and other debt related expense	(456,364)	(389,856)
Other income	33,282	99,254
Net Other Expense	(423,082)	(290,602)

INCOME BEFORE TAX PROVISION	475,118	1,445,278

TAX PROVISION (BENEFIT)	(14,521)	234,586

NET INCOME	489,639	1,210,692

Preferred stock dividend	(784,459)	(739,916)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(294,820)	$470,776

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	18,690,030	18,723,226
Diluted	18,690,030	18,813,333

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	April 1, 2018	April 2, 2017

NET INCOME	$489,639	$1,210,692

OTHER COMPREHENSIVE INCOME:
Minimum benefit liability adjustment	(29,531)	-
Foreign currency translation adjustment	483,568	145,119
OTHER COMPREHENSIVE INCOME	454,037	145,119

COMPREHENSIVE INCOME	943,676	1,355,811

Preferred stock dividend	(784,459)	(739,916)

COMPREHENSIVE INCOME TO COMMON SHAREHOLDERS	$159,217	$615,895

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.
Consolidated Statement of Changes in Stockholders' Equity
For the Three Months Ended April 1, 2018
(Unaudited)

	UEPH Series A		UEPH Series B		UGEL Preferred		Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumu- lated Other Compre- hensive Income (Loss)	Total Equity
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2017	200,000	$617,571	150,000	$463,179	50	$75	18,690,030	$18,690	$34,944,972	$(20,276,944)	$(375,152)	$15,392,391
Net income	-	-	-	-	-	-	-	-	-	489,639	-	489,639
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	454,037	454,037
Stock-based compensation expense	-	-	-	-	-	-	-	-	99,961	-	-	99,961
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(784,459)	-	(784,459)
Balance April 1, 2018	200,000	$617,571	150,000	$463,179	50	$75	18,690,030	$18,690	$35,044,933	$(20,571,764)	$78,885	$15,651,569

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES	April 1, 2018	April 2, 2017

Net income	$489,639	$1,210,692
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	529,025	420,247
Stock-based compensation expense	99,961	103,322
Amortization of intangible assets	5,001	5,001
Loss on disposal of property and equipment	1,310	-
Noncash postemployment health and life benefit	(29,531)	-
Changes in assets and liabilities:
Accounts receivable	(958,701)	(1,631,870)
Inventories	168,456	(1,799,860)
Other current assets	77,099	477,648
Related party receivable	15,936	-
Other long-term assets	(132,147)	(23,098)
Accounts payable	144,921	2,319,928
Accrued expenses and other liabilities	256,615	527,891
Postretirement benefit liability - health and life	(14,540)	(3,034)
Other long-term liabilities	(4,458)	(19,772)
Cash provided by operating activities	648,586	1,587,095
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(364,231)	(482,959)
Payments on life insurance policies, net of proceeds from sale of life insurance policy	(63,713)	(139,922)
Cash used in investing activities	(427,944)	(622,881)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in checks issued in excess of bank balance	(357,898)	121,138
Net advances on lines of credit	37,163	188,894
Payments on long-term debt	(212,595)	(120,287)
Proceeds from issuance of long-term debt and capital lease obligations	433,223	-
Payments on capital lease obligations	(103,053)	(99,424)
Net change in related party obligation	270,007	(86,037)
Payment of preferred stock dividends	(774,346)	(720,121)
Purchase and retirement of treasury stock	-	(45,486)
Cash used in financing activities	(707,499)	(761,323)
Net change in cash and cash equivalents	(486,857)	202,891
Cash and cash equivalents - beginning of period	1,267,319	1,321,586
Effects of currency translation on cash and cash equivalents	40,261	13,239
CASH AND CASH EQUIVALENTS - END OF PERIOD	$820,723	$1,537,716

See Note 2 for noncash transactions and supplemental disclosure of cash flow information.

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements
April 1, 2018
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared based upon U.S. Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Uniroyal Global Engineered Products, Inc.’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. Uniroyal Global Engineered Products, Inc. (the “Company,” “Uniroyal Global,” “we,” or “us”) filed audited consolidated financial statements as of and for the fiscal years ended December 31, 2017 and January 1, 2017 which included all information and notes necessary for such complete presentation in conjunction with its 2017 Annual Report on Form 10-K.

The results of operations for the interim period ended April 1, 2018 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017, which are contained in the Company’s 2017 Annual Report on Form 10-K.

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

The Company and its subsidiaries have adopted a 52/53-week fiscal year ending on the Sunday nearest to December 31. The current year ending December 30, 2018 and the prior year ended December 31, 2017 are 52-week years.

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of April 1, 2018 and the results of operations, comprehensive income and cash flows for the interim periods ended April 1, 2018 and April 2, 2017.

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

2.	Noncash Transactions and Supplemental Disclosure of Cash Flow Information

During the three months ended April 1, 2018 and April 2, 2017, the Company paid down $105,842 and $102,363, respectively, of its term loans using available borrowings on its various lines of credit.

During the three months ended April 1, 2018 and April 2, 2017, the Company entered into several equipment financing obligations with fair values of $247,479 and $335,251, respectively, which are accounted for as capital assets. The fair values were added to property and equipment and a corresponding amount to capital lease or financing obligations.

On April 1, 2018, the Company’s majority shareholder purchased the company owned life insurance policy on his life. The policy had a net value of $128,399 based on the cash surrender value of $578,490 and a policy loan outstanding in the amount of $450,091. After his assumption of a related party demand note payable in the amount of $125,000, the balance due of $3,399 was paid on April 17, 2018.

Supplemental disclosure of cash paid for the three months ended:

	April 1, 2018	April 2, 2017

Interest expense	$433,131	$373,134

Income taxes	$-	$-

3.	Derivatives

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

The Company’s short-term financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and lines of credit. The Company adjusts the carrying value of financial instruments denominated in other currencies such as cash, receivables, accounts payable and lines of credit using the appropriate exchange rates at the balance sheet date. The Company believes that the carrying values of these short-term financial instruments approximate their estimated fair values.

The fair value of the Company’s long-term debt is estimated based on current rates for similar instruments with the same remaining maturities. In determining the current interest rates for similar instruments, the Company takes into account its risk of nonperformance. The Company believes that the carrying value of its long-term debt approximates its estimated fair value.

The Company uses foreign currency exchange contracts which are recorded at their estimated fair values in the accompanying Consolidated Balance Sheets. The fair values of the contracts at April 1, 2018 and December 31, 2017 were net assets of $10,181 and $13,292, respectively, and were included in other current assets. The fair values of the currency exchange contracts are based upon observable market transactions of spot and forward rates.

For the three months ended April 1, 2018, there have been no changes in the application of valuation methods applied to similar assets and liabilities.

5.	Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while the capital accounts are translated at the historical rate for the date they were recognized. Revenues and expenses are translated at the weighted average exchange rates during the reporting period. The resulting translation gains and losses on assets and liabilities are recorded in accumulated other comprehensive income (loss), and are excluded from net income until realized through a sale or liquidation of the investment. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are included in Other Income in the accompanying Consolidated Statements of Operations.

6.	Inventories

Inventories consist of the following:

	April 1, 2018	December 31, 2017

Raw materials	$6,022,869	$5,572,253
Work-in-process	4,937,065	5,342,359
Finished goods	10,581,821	10,377,480
	21,541,755	21,292,092
Less: Allowance for inventory obsolescence	(1,568,946)	(1,522,430)

Total Inventories	$19,972,809	$19,769,662

7.	Other Long-term Assets

Other long-term assets consist of the following:

	April 1, 2018	December 31, 2017

Deferred tax asset	$3,238,687	$3,167,092
Other	737,627	735,154

Total Other Long-term Assets	$3,976,314	$3,902,246

8.	Other Long-term Liabilities

Other long-term liabilities consist of the following:

	April 1, 2018	December 31, 2017

Deferred tax liability	$822,706	$793,145
Other	28,460	29,347

Total Other Long-term Liabilities	$851,166	$822,492

9.	Lines of Credit

The Company’s Uniroyal subsidiary has available a $30,000,000 revolving line of credit financing agreement with Wells Fargo Capital Finance, LLC (“Uniroyal Line of Credit”), which matures on October 17, 2019. Interest is payable monthly at the Eurodollar rate plus 2.25% or Wells Fargo Capital Finance, LLC's prime rate at the Company's election on outstanding balances up to $6,000,000 and prime rate on amounts in excess of $6,000,000. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable, inventories and equipment. The line of credit is secured by substantially all of Uniroyal's assets and includes certain financial and restrictive covenants.

The outstanding balance on the Uniroyal Line of Credit was $10,605,307 and $10,376,881 as of April 1, 2018 and December 31, 2017, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying Consolidated Balance Sheets.

The Company’s U.K. subsidiary has available a £10,000,000 (approximately $14.1 million) revolving line of credit financing agreement with Lloyds Bank Commercial Finance Limited (“U.K. Line of Credit”), which is subject to a six-month notice by either party. The line has several tranches based on currency or underlying security. Interest is payable monthly at the base rate (U.K. LIBOR or Lloyds Bank Base Rate as published) plus 1.95% to 2.45% depending on the tranche. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable and inventories. The line of credit is secured by substantially all of the subsidiary's assets and includes certain financial and restrictive covenants.

The outstanding balance on the U.K. Line of Credit was £6,569,790 and £6,631,172 ($9,252,071 and $8,963,587) as of April 1, 2018 and December 31, 2017, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying Consolidated Balance Sheets.

10.	Long-term Debt

Long-term debt consists of the following:

	Interest Rate	April 1, 2018	December 31, 2017

Wells Fargo Capital Finance LLC	Prime	$718,226	$792,525
Lloyds Bank Commercial Finance Limited	LIBOR + 3.15%	79,802	107,238
Kennet Equipment Leasing Limited	10.90%	668,050	691,830
Balboa Capital Corporation	5.72%	36,817	73,113
Regents Capital Corporation	7.41%	212,211	240,350
De Lage Landen Financial Services	7.35%	89,876	96,123
Ford Motor Credit	4.31%	34,502	36,662
Byline Financial Group	8.55%	22,914	28,344
Regents Capital Corporation	6.20%	269,753	284,852
Regents Capital Corporation	6.47%	291,578	306,702
Regents Capital Corporation	6.50%	144,825	152,169
BB&T Equipment Finance Corporation	4.02%	774,714	813,015
Regents Capital Corporation	6.99%	182,695	-
Lloyds Bank Commercial Finance Limited	LIBOR + 3.50%	497,537	-
		4,023,500	3,622,923
Less: Current portion		(1,195,332)	(1,155,490)
Long-term Portion		$2,828,168	$2,467,433

In January 2018, the Company signed an agreement with Lloyds Bank Commercial Finance Limited (“Lloyds”) whereby Lloyds will advance funds in three tranches to finance the purchase of a regenerative thermal oxidizer to be used in the Company’s U.K. manufacturing facility. The maximum amount of this financing obligation is £1,177,650 or approximately $1,658,500. The balance of this financing obligation at April 1, 2018 is £353,295 ($497,537), which reflects the first tranche of funds advanced. The final tranche will be in November 2018. Monthly payments will begin in December 2018 and continue over a 60-month period at 3.50% above the base rate (LIBOR).

11.	Related Party Obligations

Long-term debt to related parties consists of the following:

	Interest Rate	April 1, 2018	December 31, 2017

Senior subordinated promissory note	9.25%	$2,000,000	$2,000,000
Senior secured promissory note	10.00%	918,786	918,786
		2,918,786	2,918,786
Less: Current portion		(306,262)	(153,131)
Long-term Portion		$2,612,524	$2,765,655

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

	April 1, 2018	December 31, 2017

Related party lease financing obligation	$2,160,158	$2,162,151
Less: Current portion	(10,198)	(8,824)

Long-term Portion	$2,149,960	$2,153,327

The current portions of the long-term debt to related parties and the related party lease financing obligation are combined and are shown in current liabilities as related party obligation. Also included in current liabilities as a related party obligation is a $225,000 subordinated secured promissory note issued to the Company’s majority shareholder on January 9, 2018 and a $47,000 subordinated secured promissory note issued to the Company’s majority shareholder on February 14, 2018. These promissory notes, which are payable on demand, are at a rate of 8%. The $125,000 subordinated secured promissory note that was outstanding at December 31, 2018 was paid during the first quarter of 2018.

	April 1, 2018	December 31, 2017
Current portion of long-term debt to related parties	$306,262	$153,131
Current portion of related party lease financing obligation	10,198	8,824
Related party subordinated secured promissory note	225,000	-
Related party subordinated secured promissory note	47,000	-
Related party subordinated secured promissory note	-	125,000

Related Party Obligation	$588,460	$286,955

12.	Capital Leases

The Company has several capital leases on equipment which expire from April 2, 2018 through March 2021 with monthly lease payments ranging from approximately $1,687 to $29,545 per month. The capital lease obligations are secured by the related equipment. Assets recorded under capital leases are included in property and equipment in the accompanying Consolidated Balance Sheets. Amortization of items under capital lease obligations has been included with depreciation expense on owned property and equipment in the accompanying Consolidated Statements of Operations. Interest rates on these obligations range from 3.84% to 19.15%.

Capital lease obligations consist of the following:

	April 1, 2018	December 31, 2017

Capital lease obligations	$874,658	$939,643
Less: Current portion	(431,377)	(408,425)

Long-term Portion	$443,281	$531,218

13.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) were as follows:

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustment	Total

Balance at December 31, 2017	$564,757	$(939,909)	$(375,152)

Other comprehensive gains before reclassifications	-	483,568	483,568

Reclassification adjustment for gains included in net income	(29,531)	-	(29,531)

Balance at April 1, 2018	$535,226	$(456,341)	$78,885

The gains reclassified from accumulated other comprehensive income into income are recorded to the following income statement line items:

Other Comprehensive Income (Loss) Component	Income Statement Line Item

Minimum Benefit Liability Adjustments	General and administrative expense

14.	Stock Based Compensation

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

Compensation expense is recognized on a straight-line basis over a three-year vesting period from date of grant.

Stock option activity for the three months ended April 1, 2018 and April 2, 2017 is as follows:

	Stock Options
	Total	Weighted Average Exercise Price	Exercis- able	Weighted Average Exercise Price	Non- Vested	Weighted Average Exercise Price
Outstanding at January 1, 2017	997,750	$2.80	217,501	$2.37	780,249	$2.92
Granted	-	-	-	-	-	-
Vested	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited or cancelled	-	-	-	-	-	-
Outstanding at April 2, 2017	997,750	$2.80	217,501	$2.37	780,249	$2.92

Outstanding at December 31, 2017	961,500	$2.80	527,165	$2.63	434,335	$3.00
Granted	-	-	-	-	-	-
Vested	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited or cancelled	-	-	-	-	-	-

Outstanding at April 1, 2018	961,500	$2.80	527,165	$2.63	434,335	$3.00

Aggregate Intrinsic Value	$758,150		$256,651		$501,499
April 2, 2017

Aggregate Intrinsic Value	$-		$-		$-
April 1, 2018

Option expense recognized was $99,961 and $103,322 for the three months ended April 1, 2018 and April 2, 2017, respectively. As of April 1, 2018, there was $252,811 in unrecognized compensation cost related to the options granted under the 2015 Stock Option Plan. We expect to recognize those costs over the remaining vesting term of 12 months.

15.	Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board issued a new standard, Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers." Under ASU 2014-09, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the new standard on January 1, 2018 using the modified retrospective method. This requires an adjustment to the opening balance of retained earnings to reflect the cumulative effect of initially applying the new standard to contracts that were not complete as of the adoption date. A contract that was not complete is defined as one for which all of the revenue was not recognized as of the adoption date. The Company did not record an adjustment to retained earnings since all of its contracts were considered complete before the adoption date. The adoption of this standard for the year ending December 30, 2018 will not have a significant effect on the Company’s consolidated financial position, results of operations and cash flows.

On February 25, 2016, the Financial Accounting Standards Board issued a new standard, ASU No. 2016-02, “Leases”. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. This standard will be effective for the Company on December 31, 2018. The Company is currently evaluating the effects this standard will have on its consolidated financial position, results of operations and cash flows together with evaluating the adoption date.

On August 26, 2016, the Financial Accounting Standards Board issued a new standard, ASU No. 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” The new standard applies to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted the new standard on January 1, 2018. The adoption of this standard for the year ending December 30, 2018 will not have a significant effect on the Company’s consolidated financial position, results of operations and cash flows.

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

On May 10, 2017, the Financial Accounting Standards Board issued a new standard, ASU No. 2017-09, “Compensation – Stock Compensation – Scope of Modification Accounting.” The new standard clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. The Company adopted this standard on January 1, 2018. The adoption of this standard for the year ending December 30, 2018 will not have a significant effect on the Company’s consolidated financial position, results of operations and cash flows.

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

The following table sets forth the computation of earnings per common share - basic and earnings per common share – diluted for the three months ended April 1, 2018 and April 2, 2017:

	Three Months Ended
	April 1, 2018	April 2, 2017
Numerator
Net income (loss) available to common shareholders	$(294,820)	$470,776

Denominator
Denominator for basic earnings per share - weighted average shares outstanding	18,690,030	18,723,226
Weighted average effect of dilutive securities	-	90,107
Denominator for dilutive earnings per share - weighted average shares outstanding	18,690,030	18,813,333

Basic and Diluted Net Income (Loss) Per Share
Net income (loss) available to common shareholders	$(0.02)	$0.03
Effect of dilutive securities	-	-
Net income (loss) available to common shareholders	$(0.02)	$0.03

Due to the net loss for the three months ended April 1, 2018, the calculations of basic and diluted loss per share were the same since including options to purchase shares of common stock in the calculation of diluted loss per share would have been anti-dilutive. The calculation of diluted earnings per share for the three months ended April 1, 2018 and April 2, 2017 excluded options to purchase 961,500 and 355,250 shares of common stock, respectively, because the options’ exercise prices of $2.37 and $3.57 per share were greater than the average market price of the common shares.

17.	Revenue

The Company recognizes revenue when obligations under the terms of a contract with a customer are satisfied, which includes the control of products transferring to the customer. For Uniroyal, this generally occurs when products are shipped and, for UGL, this generally occurs when the customer accepts delivery either at its U.K. facility or at a mutually agreed upon location. Revenue is measured as the amount of consideration the Company expects to receive in exchange for products transferred to the customer. The Company does not have contract assets or contract liabilities, and has no remaining performance obligations since it does not recognize revenue until a contract is complete.

Total revenue of $26,429,687 for the three months ended April 1, 2018 included $17,232,116 from the automotive sector and $9,197,571 from the industrial sector. Total revenue of $25,758,429 for the three months ended April 2, 2017 included $17,416,541 from the automotive sector and $8,341,888 from the industrial sector.

18.	Subsequent Events

The Company has evaluated subsequent events occurring through the date that the financial statements were issued for events requiring recording or disclosure in the April 1, 2018 financial statements. There were no material events or transactions occurring during this period requiring recognition or disclosure.

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

Our vinyl coated fabric products have various high performance characteristics and capabilities. They are durable, stain resistant, easily processed, more cost-effective and better performing than traditional leather or fabric coverings. Our products are frequently used in applications that require rigorous performance characteristics such as automotive and non-automotive transportation, certain indoor/outdoor furniture, commercial and hospitality seating, healthcare facilities and athletic equipment. We manufacture materials in a wide range of colors and textures. They can be hand or machine sewn, laminated to an underlying structure, thermoformed to cover various substrates or made into a variety of shapes for diverse end-uses. We are a long-established supplier to the global automotive industry and manufacture products for interior soft trim components from floor to headliner, which are produced to meet specific component production requirements such as cut and sew, vacuum forming/covering, compression molding, and high frequency welding. Some products are supplied with micro perforations, which are necessary on most compression molding processes. Materials can also be combined with polyurethane or polypropylene foam laminated by either flame or hot melt adhesive for seating, fascia and door applications.

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

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. For further discussion of our significant accounting policies, refer to Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies, Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Recent Accounting Pronouncements

See Note 15 – “Recent Accounting Standards” to the Consolidated Financial Statements for a discussion of recent accounting guidance.

Overview:

The Company and its subsidiaries have adopted a 52/53-week fiscal year ending on the Sunday nearest to December 31. The current year ending December 30, 2018 and the prior year ended December 31, 2017 are 52-week years.

Our Earby, England operation’s functional currency is the British Pound Sterling and has sales and purchases transactions that are denominated in currencies other than the Pound Sterling, principally the Euro. Approximately 31% of the Company’s global revenues and 35% of its global raw material purchases are derived from these Euro transactions.

The average year-to-date exchange rate for the Pound Sterling to the U.S. Dollar was approximately 12.4% higher and the average exchange rate for the Euro to the Pound Sterling was approximately 2.6% higher in 2018 compared to 2017. These exchange rate changes had the effect of increasing net sales by approximately $1.8 million for the three months ended April 1, 2018. The overall effect on the Company’s net loss was a positive amount of approximately $13,000 for the three months ended April 1, 2018 compared to the corresponding period of 2017.

Three Months Ended April 1, 2018 Compared to the Three Months Ended April 2, 2017

The following table sets forth, for the three months ended April 1, 2018 (“three months 2018”) and April 2, 2017 (“three months 2017”), certain operations data including their respective percentage of net sales:

	Three Months Ended
	April 1, 2018		April 2, 2017		Change	% Change

Net Sales	$26,429,687	100.0%	$25,758,429	100.0%	$671,258	2.6%
Cost of Sales	21,812,193	82.5%	20,382,282	79.1%	1,429,911	7.0%
Gross Profit	4,617,494	17.5%	5,376,147	20.9%	(758,653)	-14.1%
Other Expenses:
Selling	1,349,030	5.1%	1,284,947	5.0%	64,083	5.0%
General and administrative	1,948,301	7.4%	1,821,466	7.1%	126,835	7.0%
Research and development	421,963	1.6%	533,854	2.1%	(111,891)	-21.0%
Total Operating Expenses	3,719,294	14.1%	3,640,267	14.1%	79,027	2.2%
Operating Income	898,200	3.4%	1,735,880	6.7%	(837,680)	-48.3%
Interest expense	(456,364)	-1.7%	(389,856)	-1.5%	(66,508)	17.1%
Other income	33,282	0.1%	99,254	0.4%	(65,972)	-66.5%
Income before Taxes	475,118	1.8%	1,445,278	5.6%	(970,160)	-67.1%
Tax provision (benefit)	(14,521)	-0.1%	234,586	0.9%	(249,107)	<-100%
Net Income	489,639	1.9%	1,210,692	4.7%	(721,053)	-59.6%
Preferred dividends	(784,459)	-3.0%	(739,916)	-2.9%	(44,543)	6.0%
Net (Loss) Income Available to Common Shareholders	$(294,820)	-1.1%	$470,776	1.8%	$(765,596)	<-100%

Revenue:

Total revenue for the three months 2018 increased $671,258 or 2.6% to $26,429,687 from $25,758,429 for the three months 2017. Excluding the positive currency effect of the exchange rates, total revenue would have decreased by approximately $1.1 million or 4.4%. U.S. automotive sales for the three months 2018 decreased 14.4% compared to the three months 2017 but is in line with the three months ended December 31, 2017. The decline for the current quarter over the same quarter of the prior year was caused by production adjustments implemented by the U.S. automotive manufacturers last year to reduce inventories caused by the softening in the U.S. automotive market. European automotive sales declined by 6.4%, excluding the currency adjustment, as the European automotive market also saw a general decline versus the prior year quarter. Sales for the industrial sector increased 10.3% (4.4% before currency effect) as sales from the non-automotive transportation in both the U.S and European markets saw a general market improvement over 2017 in addition to new program awards. The contract market also had increased sales activities in 2018.

Gross Profit:

Total gross profit for the three months 2018 decreased $758,653 or 14.1% to $4,617,494 from $5,376,147 for the three months 2017. The gross profit percentage was 17.5% of sales for the three months 2018 compared to 20.9% for the three months 2017. Gross profit amount and percentage were negatively impacted by rising raw material prices, unfavorable material usage variances and operating inefficiencies resulting from newly awarded automotive platforms ramping up in Europe. The decrease was partially offset by a positive net currency effect of $318,000. To offset raw material price increases, the Company increased prices in December 2017 in several of its markets.

Operating Expenses:

Selling expenses for the three months 2018 increased $64,083 or 5.0% to $1,349,030 from $1,284,947 for the three months 2017. The increase was principally attributable to the net currency effect of $107,000. Increased commissions related to non-automotive transportation sales were offset by the decreased commissions on automotive sales in 2018.

General and administrative expenses for the three months 2018 increased $126,835 or 7.0% to $1,948,301 from $1,821,466 for the three months 2017. The increase was principally attributable to the currency effect of $113,000. Increases in insurance costs were offset by cost savings as a result of cost reduction programs which lowered employee costs, professional fees and other administrative expenses for the three months 2018 compared to the three months 2017.

Research and development expenses for the three months 2018 decreased $111,891 or 21.0% to $421,963 from $533,854 for the three months 2017. The decrease is principally attributable to a reduction in staffing to coincide with current production levels. Partially offsetting the decrease was the currency effect of the exchange rate change of $22,000.

Operating Income:

Operating income for the three months 2018 decreased $837,680 or 48.3% to $898,200 from $1,735,880 for the three months 2017. The operating income percentage was 3.4% of sales for the three months 2018 compared to 6.7% for the three months 2017. Operating income decreased primarily from the decrease in gross profit.

Interest Expense:

Interest expense for the three months 2018 increased $66,508 or 17.1% to $456,364 from $389,856 for the three months 2017. The increase was primarily due to new capital leases for equipment purchases and higher interest rates on LIBOR and prime during the three months 2018 partially offset by debt repayments compared to the three months 2017.

Other Income:

Other income for the three months 2018 decreased $65,972 or 66.5% to $33,282 from $99,254 for the three months 2017. The amounts in other income principally are the currency gains and losses recognized by the U.K. operations on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros and U.S. Dollars. The Company recognizes gains and losses from the change in fair values on its foreign currency exchange contracts. Also included are other non-operating income and expenses including dividends received on insurance policies. The decrease is principally due to losses realized when our financial assets and liabilities denominated in the Euro currency were adjusted to their fair value at April 1, 2018.

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

For the three months 2018, the tax benefit was $14,521 as compared to a tax provision of $234,586 for the three months 2017. The tax provision for 2017 was principally from the taxes on the operating results of the U.K. operations. The tax benefit for the three months 2018 was attributable to the net operating results of the U.S. operations after the deduction of the preferred distribution. This benefit was partially offset by the U.K. tax provision in the amount of $23,778.

Preferred Stock Dividend:

The terms of the acquisitions in November 2014 resulted in the issuance of preferred ownership units/stock of UEP Holdings, LLC and UGEL (formerly EPAL) to the sellers. These preferred units carry quarterly dividend requirements on a total value of $55,000,000 at rates ranging from 5.0% to 7.0%. The dividend rate on the Series B UEP Holdings preferred units which started at 5.5% increases by 0.5% on the anniversary of the issuance up to a maximum of 8.0%.

Liquidity and Sources of Capital

Cash, as it is needed, is provided by using the Company’s lines of credit. These lines provide for a total borrowing commitment in excess of $44,000,000 subject to the underlying borrowing base specified in the agreements. Of the total outstanding borrowings of $19,857,378 at April 1, 2018, $15.3 million of the lines bears interest at LIBOR plus a range of 1.95% to 2.45%, depending on the underlying borrowing base and $4.6 million bears interest at the bank’s prime or base lending rate which was 4.75 % at April 1, 2018. At April 1, 2018, the lines provided an additional availability of approximately $2.4 million. The Company also has commitments from several lending institutions for capital expenditure lines of credit totaling approximately $3.0 million. We plan to use this availability to help finance our cash needs for the remaining months of fiscal 2018 and future periods. The balances due under the lines of credit are recorded as current liabilities on the balance sheet.

Given our capital resources in the U.S. and the potential for increased investment and acquisitions in foreign jurisdictions, we did not have a history of repatriating a significant portion of our foreign cash. Accordingly, we had not recognized a deferred tax liability for these unremitted earnings. However, the Tax Cuts and Jobs Act of 2017 imposed a one-time transition tax on deemed repatriation of deferred foreign income. For the year ended 2017, the Company recorded $941,960 in tax expense related to this repatriation tax. In the event that we decide to repatriate these foreign amounts to fund U.S. operations, the Company will not be required to pay any additional U.S. tax related to these amounts.

The ratio of current assets to current liabilities, including the amount due under our lines of credit, was 1.02 at April 1, 2018 and 1.03 at December 31, 2017.

Cash balances decreased $446,596, after the effects of currency translation of $40,261, to $820,723 at April 1, 2018 from $1,267,319 at December 31, 2017. Of the above noted amounts, $530,856 and $1,152,039 were held outside the U.S. by our foreign subsidiaries as of April 1, 2018 and December 31, 2017, respectively.

Cash provided by operations was $648,586 for the three months 2018 compared to $1,587,095 for the three months 2017. For the three months 2018, cash provided by operations was primarily due to net income of $489,639 and adjustments for non-cash items of $605,766. For the three months 2017, cash provided by operations was primarily due to net income of $1,210,692 and adjustments for non-cash items of $528,570. The non-cash items were principally depreciation expense and stock-based compensation. These amounts were further adjusted by cash flows related to changes in working capital of $(295,674) and $(106,263) for the three months 2018 and 2017, respectively, and changes in other assets and liabilities of $(151,145) and $(45,904) for the three months 2018 and 2017, respectively.

Cash used in investing activities was $427,944 for the three months 2018 compared to $622,881 for the three months 2017. During 2018 and 2017, cash used in investing activities was principally for purchases of machinery and equipment at our manufacturing locations.

For the three months 2018, cash used in financing activities was $707,499 as compared to $761,323 used in financing activities for the three months 2017. Included in cash used in financing activities were preferred dividend payments of $774,346 and $720,121 during the three months 2018 and 2017, respectively. During the three months 2018, we drew $433,223 on an equipment financing commitment from our bank to finance asset purchases made by us in the prior year. During the three months 2018 our majority shareholder provided $272,000 in financing in the form of demand notes. Also impacting cash used in financing activities for the three months 2018 and 2017 were net advances on lines of credit of $37,163 and $188,894, respectively.

Our credit agreements contain customary affirmative and negative covenants. We were in compliance with our debt covenants as of April 1, 2018 and through the date of filing of this report.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 1, 2018 and concluded that our disclosure controls and procedures were effective as of April 1, 2018.

Changes in Internal Controls over Financial Reporting

During the three months ended April 1, 2018, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Dated: May 7, 2018	By:	/s/ Howard R. Curd
Howard R. Curd Chief Executive Officer

Dated: May 7, 2018	By:	/s/ Edmund C. King
Edmund C. King Chief Financial Officer