Form 10-Q
period 2018-07-01
UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.
filed 2018-08-06
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2018
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

As of August 1, 2018, the issuer had 17,070,928 shares of ordinary Common Stock, $0.001 par value, and 1,619,102 shares of Class B Common Stock, $0.001 par value, outstanding.

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

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Uniroyal Global Engineered Products, Inc.
Consolidated Balance Sheets

	(Unaudited)
ASSETS	July 1, 2018	December 31, 2017
CURRENT ASSETS
Cash and cash equivalents	$903,082	$1,267,319
Accounts receivable, net	16,011,212	15,167,468
Inventories, net	19,368,331	19,769,662
Other current assets	877,091	846,362
Related party receivable	2,073	37,116
Total Current Assets	37,161,789	37,087,927

PROPERTY AND EQUIPMENT, NET	18,043,816	17,289,058

OTHER ASSETS
Intangible assets	3,231,439	3,295,896
Goodwill	1,079,175	1,079,175
Other long-term assets	3,921,695	3,902,246
Total Other Assets	8,232,309	8,277,317

TOTAL ASSETS	$63,437,914	$62,654,302

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued in excess of bank balance	$705,321	$686,640
Lines of credit	19,650,799	19,340,468
Current maturities of long-term debt	1,187,384	1,155,490
Current maturities of capital lease obligations	416,588	408,425
Accounts payable	10,363,209	10,358,761
Accrued expenses and other liabilities	3,894,980	3,594,684
Related party obligation	768,036	286,955
Current portion of postretirement benefit liability - health and life	143,287	143,287
Total Current Liabilities	37,129,604	35,974,710

LONG-TERM LIABILITIES
Long-term debt, less current portion	2,684,591	2,467,433
Capital lease obligations, less current portion	301,787	531,218
Related party lease financing obligation	2,468,248	2,153,327
Long-term debt to related parties	2,459,393	2,765,655
Postretirement benefit liability - health and life, less current portion	2,522,261	2,547,076
Other long-term liabilities	785,129	822,492
Total Long-Term Liabilities	11,221,409	11,287,201
Total Liabilities	48,351,013	47,261,911

STOCKHOLDERS' EQUITY
Preferred units, Series A UEP Holdings, LLC, 200,000 units issued and outstanding ($100 issue price)	617,571	617,571
Preferred units, Series B UEP Holdings, LLC, 150,000 units issued and outstanding ($100 issue price)	463,179	463,179
Preferred stock, Uniroyal Global (Europe) Limited, 50 shares issued and outstanding ($1.51 stated value)	75	75
Common stock, 95,000,000 shares authorized ($.001 par value) 18,690,030 shares issued and outstanding as of both July 1, 2018 and December 31, 2017	18,690	18,690
Additional paid-in capital	35,138,353	34,944,972
Accumulated deficit	(20,423,375)	(20,276,944)
Accumulated other comprehensive loss	(727,592)	(375,152)
Total Stockholders' Equity	15,086,901	15,392,391

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$63,437,914	$62,654,302

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017

NET SALES	$26,023,233	$26,077,549	$52,452,920	$51,835,978

COST OF GOODS SOLD	21,259,055	20,740,966	43,071,248	41,123,248

Gross Profit	4,764,178	5,336,583	9,381,672	10,712,730

OPERATING EXPENSES:
Selling	1,200,051	1,325,397	2,549,081	2,610,344
General and administrative	1,658,665	1,929,780	3,606,966	3,751,246
Research and development	430,565	437,104	852,528	970,958
OPERATING EXPENSES	3,289,281	3,692,281	7,008,575	7,332,548

Operating Income	1,474,897	1,644,302	2,373,097	3,380,182

OTHER INCOME (EXPENSE):
Interest and other debt related expense	(473,663)	(408,794)	(930,027)	(798,650)
Other income (expense)	(19,220)	(92,379)	14,062	6,875
Net Other Expense	(492,883)	(501,173)	(915,965)	(791,775)

INCOME BEFORE TAX PROVISION	982,014	1,143,129	1,457,132	2,588,407

TAX PROVISION	57,521	191,343	43,000	425,929

NET INCOME	924,493	951,786	1,414,132	2,162,478

Preferred stock dividend	(776,104)	(737,320)	(1,560,563)	(1,477,236)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$148,389	$214,466	$(146,431)	$685,242

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.01	$0.01	$(0.01)	$0.04
Diluted	$0.01	$0.01	$(0.01)	$0.04
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	18,690,030	18,704,024	18,690,030	18,713,625
Diluted	18,690,030	18,809,598	18,690,030	18,810,191

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017

NET INCOME	$924,493	$951,786	$1,414,132	$2,162,478

OTHER COMPREHENSIVE INCOME (LOSS):
Minimum benefit liability adjustment	(29,931)	-	(59,462)	-
Foreign currency translation adjustment	(776,546)	397,035	(292,978)	542,154
OTHER COMPREHENSIVE INCOME (LOSS)	(806,477)	397,035	(352,440)	542,154

COMPREHENSIVE INCOME	118,016	1,348,821	1,061,692	2,704,632

Preferred stock dividend	(776,104)	(737,320)	(1,560,563)	(1,477,236)

COMPREHENSIVE INCOME (LOSS) TO COMMON SHAREHOLDERS	$(658,088)	$611,501	$(498,871)	$1,227,396

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.
Consolidated Statement of Changes in Stockholders' Equity
For the Six Months Ended July 1, 2018
(Unaudited)

	UEPH Series A		UEPH Series B		EPAL Preferred		Common Stock				Accumu-
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	lated Other Compre- hensive Loss	Total Equity
Balance December 31, 2017	200,000	$617,571	150,000	$463,179	50	$75	18,690,030	$18,690	$34,944,972	$(20,276,944)	$(375,152)	$15,392,391
Net income	-	-	-	-	-	-	-	-	-	1,414,132	-	1,414,132
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(352,440)	(352,440)
Stock-based compensation expense	-	-	-	-	-	-	-	-	193,381	-	-	193,381
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(1,560,563)	-	(1,560,563)
Balance July 1, 2018	200,000	$617,571	150,000	$463,179	50	$75	18,690,030	$18,690	$35,138,353	$(20,423,375)	$(727,592)	$15,086,901

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES	July 1, 2018	July 2, 2017

Net income	$1,414,132	$2,162,478
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,063,767	849,968
Stock-based compensation expense	193,381	206,645
Amortization of intangible assets	10,002	10,002
Loss on disposal of property and equipment	6,523	835
Noncash postemployment health and life benefit	(59,462)	-
Changes in assets and liabilities:
Accounts receivable	(1,160,237)	(2,059,187)
Inventories	144,368	(1,854,617)
Other current assets	(47,082)	(118,244)
Related party receivable	35,043	28,507
Other long-term assets	(40,223)	(10,387)
Accounts payable	187,557	2,609,639
Accrued expenses and other liabilities	361,493	666,371
Postretirement benefit liability - health and life	(24,815)	(5,605)
Other long-term liabilities	(16,541)	(38,380)
Cash provided by operating activities	2,067,906	2,448,025

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,277,121)	(955,496)
Payments on life insurance policies, net of proceeds from sale of life insurance policy	(106,163)	(223,761)
Cash used in investing activities	(1,383,284)	(1,179,257)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in checks issued in excess of bank balance	18,681	37,726
Net advances on lines of credit	389,712	622,911
Payments on long-term debt	(436,276)	(259,569)
Proceeds from issuance of long-term debt and capital lease obligations	486,067	-
Payments on capital lease obligations	(205,199)	(194,782)
Net change in related party obligation	259,740	(185,209)
Payment of preferred stock dividends	(1,553,806)	(1,455,942)
Purchase and retirement of treasury stock	-	(99,840)
Cash used in financing activities	(1,041,081)	(1,534,705)
Net change in cash and cash equivalents	(356,459)	(265,937)
Cash and cash equivalents - beginning of period	1,267,319	1,321,586
Effects of currency translation on cash and cash equivalents	(7,778)	48,112

CASH AND CASH EQUIVALENTS - END OF PERIOD	$903,082	$1,103,761

See Note 2 for noncash transactions and supplemental disclosure of cash flow information.

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

July 1, 2018

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

The results of operations for the interim period ended July 1, 2018 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017, which are contained in the Company’s 2017 Annual Report on Form 10-K.

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

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of July 1, 2018 and the results of operations, comprehensive income and cash flows for the interim periods ended July 1, 2018 and July 2, 2017.

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

2.	Noncash Transactions and Supplemental Disclosure of Cash Flow Information

During the six months ended July 1, 2018 and July 2, 2017, the Company paid down $203,173 and $198,518, respectively, of its term loans using available borrowings on its various lines of credit.

During the six months ended July 1, 2018 and July 2, 2017, the Company entered into several equipment financing obligations with fair values of $793,001 and $678,148, respectively, which are accounted for as capital assets. The fair values were added to property and equipment and a corresponding amount to capital lease or financing obligations.

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

Supplemental disclosure of cash paid for the six months ended:

	July 1, 2018	July 2, 2017

Interest expense	$892,641	$808,983

Income taxes	$-	$-

3.	Derivatives

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

The Company uses foreign currency exchange contracts which are recorded at their estimated fair values in the accompanying Consolidated Balance Sheets. The fair values of the contracts at July 1, 2018 and December 31, 2017 were a net liability of $12,402 included in other current liabilities and a net asset of $13,292 included in other current assets, respectively. The fair values of the currency exchange contracts are based upon observable market transactions of spot and forward rates.

For the six months ended July 1, 2018, there have been no changes in the application of valuation methods applied to similar assets and liabilities.

5.	Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while the capital accounts are translated at the historical rate for the date they were recognized. Revenues and expenses are translated at the weighted average exchange rates during the reporting period. The resulting translation gains and losses on assets and liabilities are recorded in accumulated other comprehensive income (loss) and are excluded from net income until realized through a sale or liquidation of the investment. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are included in Other Income (Expense) in the accompanying Consolidated Statements of Operations.

6.	Inventories

Inventories consist of the following:

	July 1, 2018	December 31, 2017

Raw materials	$5,946,936	$5,572,253
Work-in-process	4,707,300	5,342,359
Finished goods	10,172,362	10,377,480
	20,826,598	21,292,092
Less: Allowance for inventory obsolescence	(1,458,267)	(1,522,430)

Total Inventories	$19,368,331	$19,769,662

7.	Other Long-term Assets

Other long-term assets consist of the following:

	July 1, 2018	December 31, 2017

Deferred tax asset	$3,272,950	$3,167,092
Other	648,745	735,154

Total Other Long-term Assets	$3,921,695	$3,902,246

8.	Other Long-term Liabilities

Other long-term liabilities consist of the following:

	July 1, 2018	December 31, 2017

Deferred tax liability	$765,308	$793,145
Other	19,821	29,347

Total Other Long-term Liabilities	$785,129	$822,492

9.	Lines of Credit

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

The outstanding balance on the Uniroyal Line of Credit was $9,967,330 and $10,376,881 as of July 1, 2018 and December 31, 2017, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying Consolidated Balance Sheets.

The Company’s U.K. subsidiary has available a £10,000,000 (approximately $13.2 million) revolving line of credit financing agreement with Lloyds Bank Commercial Finance Limited (“U.K. Line of Credit”), which is subject to a six-month notice by either party. The line has several tranches based on currency or underlying security. Interest is payable monthly at the base rate (U.K. LIBOR or Lloyds Bank Base Rate as published) plus 1.95% to 2.45% depending on the tranche. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable and inventories. The line of credit is secured by substantially all of the subsidiary's assets and includes certain financial and restrictive covenants.

The outstanding balance on the U.K. Line of Credit was £7,359,786 and £6,631,172 ($9,683,469 and $8,963,587) as of July 1, 2018 and December 31, 2017, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying Consolidated Balance Sheets.

10.	Long-term Debt

Long-term debt consists of the following:

	Interest Rate	July 1, 2018	December 31, 2017

Wells Fargo Capital Finance LLC	Prime	$643,925	$792,525
Lloyds Bank Commercial Finance Limited	LIBOR + 3.15%	52,191	107,238
Kennet Equipment Leasing Limited	10.90%	573,471	691,830
Balboa Capital Corporation	5.72%	-	73,113
Regents Capital Corporation	7.41%	183,548	240,350
De Lage Landen Financial Services	7.35%	81,367	96,123
Ford Motor Credit	4.31%	32,319	36,662
Byline Financial Group	8.55%	17,367	28,344
Regents Capital Corporation	6.20%	254,419	284,852
Regents Capital Corporation	6.47%	276,208	306,702
Regents Capital Corporation	6.50%	137,361	152,169
BB&T Equipment Finance Corporation	4.02%	736,028	813,015
Regents Capital Corporation	6.99%	174,679	-
Lloyds Bank Commercial Finance Limited	LIBOR + 3.50%	464,840	-
BB&T Equipment Finance Corporation	5.12%	244,252	-
		3,871,975	3,622,923
Less: Current portion		(1,187,384)	(1,155,490)
Long-term Portion		$2,684,591	$2,467,433

In January 2018, the Company signed an agreement with Lloyds Bank Commercial Finance Limited (“Lloyds”) whereby Lloyds will advance funds in three tranches to finance the purchase of a regenerative thermal oxidizer to be used in the Company’s U.K. manufacturing facility. The maximum amount of this financing obligation is £1,177,650 or approximately $1,549,500. The balance of this financing obligation at July 1, 2018 was £353,295 ($464,840), which reflected the first tranche of funds advanced. The second tranche will be advanced in September 2018 and the final tranche in November 2018. Monthly payments will begin in December 2018 and continue over a 60-month period at 3.50% above the base rate (LIBOR).

11.	Related Party Obligations

Long-term debt to related parties consists of the following:

	Interest Rate	July 1, 2018	December 31, 2017

Senior subordinated promissory note	9.25%	$2,000,000	$2,000,000
Senior secured promissory note	10.00%	918,786	918,786
		2,918,786	2,918,786
Less: Current portion		(459,393)	(153,131)
Long-term Portion		$2,459,393	$2,765,655

The Company has a lease financing obligation under which it leases its main U.S. manufacturing facility and certain other property from a related party lessor entity, accrues interest at 18.20% and currently requires monthly principal and interest payments of $36,964, which are adjusted annually based on the consumer price index. The balance of the related party lease financing obligation at July 1, 2018 reflected changes made to the lease agreement during the second quarter of 2018 in recognition of $355,000 of improvements to the leased facility. The lease financing obligation matures on October 31, 2033. The Company has security deposits aggregating $267,500 held by the lessor entity. The lease financing obligation is shown in the accompanying Consolidated Balance Sheets as Related Party Lease Financing Obligation which consists of the following:

	July 1, 2018	December 31, 2017

Related party lease financing obligation	$2,504,891	$2,162,151
Less: Current portion	(36,643)	(8,824)

Long-term Portion	$2,468,248	$2,153,327

The current portions of the long-term debt to related parties and the related party lease financing obligation are combined and are shown in current liabilities as related party obligation. Also included in current liabilities as a related party obligation is a $225,000 subordinated secured promissory note issued to the Company’s majority shareholder on January 9, 2018 and a $47,000 subordinated secured promissory note issued to the Company’s majority shareholder on February 14, 2018. These promissory notes, which are payable on demand, are at a rate of 8%. The $125,000 subordinated secured promissory note that was outstanding at December 31, 2017 was paid during the first quarter of 2018.

	July 1, 2018	December 31, 2017
Current portion of long-term debt to related parties	$459,393	$153,131
Current portion of related party lease financing obligation	36,643	8,824
Related party subordinated secured promissory note	225,000	-
Related party subordinated secured promissory note	47,000	-
Related party subordinated secured promissory note	-	125,000

Related Party Obligation	$768,036	$286,955

12.	Capital Leases

The Company has several capital leases on equipment which expire from July 2, 2018 through March 2021 with monthly lease payments ranging from approximately $1,577 to $27,603 per month. The capital lease obligations are secured by the related equipment. Assets recorded under capital leases are included in property and equipment in the accompanying Consolidated Balance Sheets. Amortization of items under capital lease obligations has been included with depreciation expense on owned property and equipment in the accompanying Consolidated Statements of Operations. Interest rates on these obligations range from 3.84% to 19.15%.

Capital lease obligations consist of the following:

	July 1, 2018	December 31, 2017

Capital lease obligations	$718,375	$939,643
Less: Current portion	(416,588)	(408,425)

Long-term Portion	$301,787	$531,218

13.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) were as follows:

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustment	Total

Balance at December 31, 2017	$564,757	$(939,909)	$(375,152)

Other comprehensive losses before reclassifications	-	(292,978)	(292,978)

Reclassification adjustment for gains included in net income	(59,462)	-	(59,462)

Balance at July 1, 2018	$505,295	$(1,232,887)	$(727,592)

The gains reclassified from accumulated other comprehensive income into income are recorded to the following income statement line items:

Other Comprehensive Income (Loss) Component	Income Statement Line Item

Minimum Benefit Liability Adjustments	General and administrative expense

14.	Stock Based Compensation

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

Compensation expense is recognized on a straight-line basis over a three-year vesting period from date of grant.

Stock option activity for the six months ended July 1, 2018 and July 2, 2017 is as follows:

	Stock Options
	Total	Weighted Average Exercise Price	Exercis- able	Weighted Average Exercise Price	Non- Vested	Weighted Average Exercise Price
Outstanding at January 1, 2017	997,750	$2.80	217,501	$2.37	780,249	$2.92
Granted	-	-	-	-	-	-
Vested	-	-	118,415	3.57	(118,415)	3.57
Exercised	-	-	-	-	-	-
Forfeited or cancelled	(5,000)	2.37	(5,000)	2.37	-	-
Outstanding at July 2, 2017	992,750	$2.80	330,916	$2.80	661,834	$2.80

Outstanding at December 31, 2017	961,500	$2.80	527,165	$2.63	434,335	$3.00
Granted	-	-	-	-	-	-
Vested	-	-	112,170	3.57	(112,170)	3.57
Exercised	-	-	-	-	-	-
Forfeited or cancelled	(15,000)	2.77	(8,334)	2.61	(6,666)	2.97

Outstanding at July 1, 2018	946,500	$2.80	631,001	$2.80	315,499	$2.80

Aggregate Intrinsic Value July 2, 2017	$535,500		$178,501		$356,999

Aggregate Intrinsic Value July 1, 2018	$-		$-		$-

Option expense recognized was $93,420 and $103,323 for the three months ended July 1, 2018 and July 2, 2017, respectively, and $193,381 and $206,645 for the six months ended July 1, 2018 and July 2, 2017, respectively. As of July 1, 2018, there was $150,583 in unrecognized compensation cost related to the options granted under the 2015 Stock Option Plan. We expect to recognize those costs over the remaining vesting term of 9 months.

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

On February 25, 2016, the Financial Accounting Standards Board issued a new standard, ASU No. 2016-02, “Leases”. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. This standard will be effective for the Company on December 31, 2018. The Company is in the process of evaluating how significant the impact of the adoption of this standard will be on its balance sheet as it recognizes lease assets and lease liabilities related to its operating leases and whether there will be any significant impact on its results of operations and cash flows.

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

The following table sets forth the computation of earnings per common share - basic and earnings per common share – diluted for the three and six months ended July 1, 2018 and July 2, 2017:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Numerator
Net income (loss) available to common shareholders	$148,389	$214,466	$(146,431)	$685,242

Denominator
Denominator for basic earnings per share - weighted average shares outstanding	18,690,030	18,704,024	18,690,030	18,713,625
Weighted average effect of dilutive securities	-	105,574	-	96,566
Denominator for dilutive earnings per share - weighted average shares outstanding	18,690,030	18,809,598	18,690,030	18,810,191

Basic and Diluted Income (Loss) Per Share
Net income (loss) available to common shareholders	$0.01	$0.01	$(0.01)	$0.04
Effect of dilutive securities	-	-	-	-
Net income (loss) available to common shareholders	$0.01	$0.01	$(0.01)	$0.04

The calculation of diluted earnings per share for the three months ended July 1, 2018 excluded options to purchase 946,500 shares of common stock because the options’ exercise prices of $2.37 and $3.57 per share were greater than the average market price of the common shares.

Due to the net loss for the six months ended July 1, 2018, the calculations of basic and diluted loss per share were the same since including options to purchase shares of common stock in the calculation of diluted loss per share would have been anti-dilutive. However, if diluted earnings per share had been reported for the six months ended July 1, 2018, the calculation would have excluded options to purchase 946,500 shares of common stock because the options’ exercise prices of $2.37 and $3.57 per share were greater than the average market price of the common shares.

The calculation of diluted earnings per share for the three and six months ended July 2, 2017 excluded options to purchase 355,250 shares of common stock because the options’ exercise price of $3.57 per share was greater than the average market price of the common shares.

17.	Revenue

The Company recognizes revenue and related accounts receivable when obligations under the terms of a contract with a customer are satisfied, which includes the control of products transferring to the customer. For Uniroyal, this generally occurs when products are shipped and, for UGL, this generally occurs when the customer accepts delivery either at its U.K. facility or at a mutually agreed upon location. Revenue is measured as the amount of consideration the Company expects to receive in exchange for products transferred to the customer. A contract asset occurs when an entity transfers products to a customer before payment is due while a contract liability occurs when an entity has an obligation to transfer products to a customer for which the entity has already received payment (or payment is due) from the customer. Remaining performance obligations exist when an entity expects to record future revenue on partially completed contracts. The Company does not have contract assets or contract liabilities and has no remaining performance obligations since it does not recognize revenue until a contract is complete.

The following table sets forth revenue disaggregated by the Company’s automotive and industrial sectors for the three and six months ended July 1, 2018 and July 2, 2017:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Revenue:
Automotive sector	$17,842,634	$17,598,187	$35,074,750	$35,014,728
Industrial sector	8,180,599	8,479,362	17,378,170	16,821,250
Total Revenue	$26,023,233	$26,077,549	$52,452,920	$51,835,978

18.	Subsequent Events

The Company has evaluated subsequent events occurring through the date that the financial statements were issued for events requiring recording or disclosure in the July 1, 2018 financial statements. There were no material events or transactions occurring during this period requiring recognition or disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Description

We are a leading provider of manufactured vinyl coated fabrics. Our best-known brand, Naugahyde, is the product of many improvements on a rubber-coated fabric developed a century ago in Naugatuck, Connecticut. We design, manufacture and market a wide selection of vinyl coated fabric products under a portfolio of recognized brand names. We believe that our business has continued to be a leading supplier in its marketplace because of our ability to provide specialized materials with performance characteristics customized to the end-user specifications, complemented by technical and customer support for the use of our products in manufacturing.

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

Our vinyl coated fabric products have various high-performance characteristics and capabilities. They are durable, stain resistant, easily processed, more cost-effective and better performing than traditional leather or fabric coverings. Our products are frequently used in applications that require rigorous performance characteristics such as automotive and non-automotive transportation, certain indoor/outdoor furniture, commercial and hospitality seating, healthcare facilities and athletic equipment. We manufacture materials in a wide range of colors and textures. They can be hand or machine sewn, laminated to an underlying structure, thermoformed to cover various substrates or made into a variety of shapes for diverse end-uses. We are a long-established supplier to the global automotive industry and manufacture products for interior soft trim components from floor to headliner, which are produced to meet specific component production requirements such as cut and sew, vacuum forming/covering, compression molding, and high frequency welding. Some products are supplied with micro perforations, which are necessary on most compression molding processes. Materials can also be combined with polyurethane or polypropylene foam laminated by either flame or hot melt adhesive for seating, fascia and door applications.

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

Our Earby, England operation’s functional currency is the British Pound Sterling and has sales and purchases transactions that are denominated in currencies other than the Pound Sterling, principally the Euro. Approximately 33% of the Company’s global revenues and 35% of its global raw material purchases are derived from these Euro transactions.

The average year-to-date exchange rate for the Pound Sterling to the U.S. Dollar was approximately 9.3% higher and the average exchange rate for the Euro to the Pound Sterling was approximately 2.2% higher in 2018 compared to 2017. These exchange rate changes had the effect of increasing net sales by approximately $2.8 million for the six months ended July 1, 2018. The overall effect on the Company’s net loss was a positive amount of approximately $78,000 for the six months ended July 1, 2018 compared to the corresponding period of 2017.

Three Months Ended July 1, 2018 Compared to the Three Months Ended July 2, 2017

The following table sets forth, for the three months ended July 1, 2018 (“three months 2018”) and July 2, 2017 (“three months 2017”), certain operations data including their respective percentage of net sales:

	Three Months Ended
	July 1, 2018		July 2, 2017		Change	% Change

Net Sales	$26,023,233	100.0%	$26,077,549	100.0%	$(54,316)	-0.2%
Cost of Sales	21,259,055	81.7%	20,740,966	79.5%	518,089	2.5%
Gross Profit	4,764,178	18.3%	5,336,583	20.5%	(572,405)	-10.7%
Operating Expenses:
Selling	1,200,051	4.6%	1,325,397	5.1%	(125,346)	-9.5%
General and administrative	1,658,665	6.4%	1,929,780	7.4%	(271,115)	-14.0%
Research and development	430,565	1.7%	437,104	1.7%	(6,539)	-1.5%
Total Operating Expenses	3,289,281	12.6%	3,692,281	14.2%	(403,000)	-10.9%
Operating Income	1,474,897	5.7%	1,644,302	6.3%	(169,405)	-10.3%
Interest expense	(473,663)	-1.8%	(408,794)	-1.6%	(64,869)	15.9%
Other expense	(19,220)	-0.1%	(92,379)	-0.4%	73,159	-79.2%
Income before Taxes	982,014	3.8%	1,143,129	4.4%	(161,115)	-14.1%
Tax provision	57,521	0.2%	191,343	0.7%	(133,822)	-69.9%
Net Income	924,493	3.6%	951,786	3.6%	(27,293)	-2.9%
Preferred dividends	(776,104)	-3.0%	(737,320)	-2.8%	(38,784)	5.3%
Net Income Available to Common Shareholders	$148,389	0.6%	$214,466	0.8%	$(66,077)	-30.8%

Revenue:

Total revenue for the three months 2018 decreased $54,316 or 0.2% to $26,023,233 from $26,077,549 for the three months 2017. Excluding the positive currency effect of the exchange rates, total revenue would have decreased by approximately $1.0 million or 4.0%. U.S. automotive sales for the three months 2018 increased 9.8% compared to the three months 2017 as the last two months of the quarter showed increases over the prior year resulting from the launch of new automotive platforms. This was as the automotive industry saw gains over 2017 during the same period. European automotive sales declined by 7.4%, excluding the currency adjustment, as the European automotive market saw a general decline versus the prior year quarter where sales declines in our established programs were partially offset by increases in new programs introduced in the prior year. Sales for the industrial sector decreased 3.5% (4.3% before currency effect) as sales from non-automotive transportation in the European markets saw a decline when compared to 2017 principally due to a quarterly timing issue. Sales in the contract markets for the three months 2018 in both the U.S. and European markets were comparable to 2017.

Gross Profit:

Total gross profit for the three months 2018 decreased $572,405 or 10.7% to $4,764,178 from $5,336,583 for the three months 2017. The gross profit percentage was 18.3% of sales for the three months 2018 compared to 20.5% for the three months 2017. Gross profit amount and percentage were negatively impacted by rising raw material prices and the effects of product mix as the percentage of higher margin programs had declined compared to the prior year. The decrease was partially offset by a favorable net currency effect of $209,000. To offset raw material price increases, the Company increased prices in December 2017 in several of its markets.

Operating Expenses:

Selling expenses for the three months 2018 decreased $125,346 or 9.5% to $1,200,051 from $1,325,397 for the three months 2017. The decrease was principally attributable to lower commissions related to automotive and non-automotive transportation sales. This decrease was partially offset by the unfavorable currency effect of $49,000

General and administrative expenses for the three months 2018 decreased $271,155 or 14% to $1,658,665 from $1,929,780 for the three months 2017. This decrease was attributable to a decrease in insurance costs as well as savings from cost reduction programs which lowered employee costs, professional fees and other administrative expenses for the three months 2018 compared to the three months 2017. This decrease was partially offset by the unfavorable currency effect of $45,000.

Research and development expenses for the three months 2018 decreased $6,539 or 1.5% to $430,565 from $437,104 for the three months 2017. The decrease is principally attributable to a reduction in payroll cost to coincide with current production levels. Partially offsetting the decrease were increases in development costs and by the unfavorable currency effect of $12,000.

Operating Income:

Operating income for the three months 2018 decreased $169,405 or 10.3% to $1,474,897 from $1,644,302 for the three months 2017. The operating income percentage was 5.7% of sales for the three months 2018 compared to 6.3% for the three months 2017. Operating income decreased primarily from the decrease in gross profit which was offset by the decrease in operating expenses.

Interest Expense:

Interest expense for the three months 2018 increased $64,869 or 15.9% to $473,663 from $408,794 for the three months 2017. The increase was primarily due to new capital leases for equipment purchases and higher interest rates on LIBOR and prime during the three months 2018 partially offset by debt repayments compared to the three months 2017.

Other Expense:

Other expense for the three months 2018 decreased $73,159 or 79.2% to $19,220 from $92,379 for the three months 2017. The amounts in other expense principally are the currency gains and losses recognized on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros. The Company also recognizes gains and losses from the change in fair values on its foreign currency exchange contracts.

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

For the three months 2018, the tax provision was $57,521 as compared to $191,343 for the three months 2017. The tax provisions for the three months 2018 and 2017 were principally attributable to the operating results of the U.K. operations as the U.S. operating income was offset by the preference dividends.

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

Six Months Ended July 1, 2018 Compared to the Six Months Ended July 2, 2017

The following table sets forth, for the six months ended July 1, 2018 (“six months 2018”) and July 2, 2017 (“six months 2017”), certain operations data including their respective percentage of net sales:

	Six Months Ended
	July 1, 2018		July 2, 2017		Change	% Change

Net Sales	$52,452,920	100.0%	$51,835,978	100.0%	616,942	1.2%
Cost of Sales	43,071,248	82.1%	41,123,248	79.3%	1,948,000	4.7%
Gross Profit	9,381,672	17.9%	10,712,730	20.7%	(1,331,058)	-12.4%
Operating Expenses:
Selling	2,549,081	4.9%	2,610,344	5.0%	(61,263)	-2.3%
General and administrative	3,606,966	6.9%	3,751,246	7.2%	(144,280)	-3.8%
Research and development	852,528	1.6%	970,958	1.9%	(118,430)	-12.2%
Total Operating Expenses	7,008,575	13.4%	7,332,548	14.1%	(323,973)	-4.4%
Operating Income	2,373,097	4.5%	3,380,182	6.5%	(1,007,085)	-29.8%
Interest expense	(930,027)	-1.8%	(798,650)	-1.5%	(131,377)	16.4%
Other income	14,062	0.0%	6,875	0.0%	7,187	>100%
Income before Taxes	1,457,132	2.8%	2,588,407	5.0%	(1,131,275)	-43.7%
Tax provision	43,000	0.1%	425,929	0.8%	(382,929)	-89.9%
Net Income	1,414,132	2.7%	2,162,478	4.2%	(748,346)	-34.6%
Preferred dividends	(1,560,563)	-3.0%	(1,477,236)	-2.8%	(83,327)	5.6%
Net Income (Loss) Available to Common Shareholders	$(146,431)	-0.3%	$685,242	1.3%	$(831,673)	<-100%

Revenue:

Total revenue for the six months 2018 increased $616,942 or 1.2% to $52,452,920 from $51,835,978 for the six months 2017. Excluding the positive currency effect of the exchange rates, total revenue would have decreased by approximately $2.2 million or 4.2%. U.S. automotive sales for the six months 2018 decreased 3.7% compared to the six months 2017. This decline was a result of the U.S. automotive manufacturers resetting their production levels in the later part of 2017 to reduce inventories caused by the softening in the 2017 U.S. automotive market. This decline over the prior year occurred mostly during the first four months of 2018 as we saw increases in our U.S. sales during the last two months of the 2018 period. European automotive sales declined by 7.0%, excluding the currency adjustment, as the European automotive market saw a general decline versus the prior year period where sales declines in our established programs were partially offset by increases in new programs introduced in the prior year. Sales for the industrial sector increased 3.3% (1.5% before currency effect) as sales from non-automotive transportation in both the U.S and European markets saw market improvements over 2017 and from the addition of new program awards. The gains of the first three months of 2018 were partially offset during the second three months due to quarterly timing issues. The contract market also had increased sales activities during the six-month period in 2018.

Gross Profit:

Total gross profit for the six months 2018 decreased $1,331,058 or 12.4% to $9,381,672 from $10,712,730 for the six months 2017. The gross profit percentage was 17.9% of sales for the six months 2018 compared to 20.7% for the six months 2017. Gross profit amount and percentage were negatively impacted by rising raw material prices and the effects of product mix as the percentage of higher margin programs had declined compared to the prior year. The decrease was partially offset by a favorable currency effect of $532,000. To offset raw material price increases, the Company increased prices in December 2017 in several of its markets. As a result of actions taken, margins improved in the latter months of the 2018 period.

Operating Expenses:

Selling expenses for the six months 2018 decreased $61,263 or 2.3% to $2,549,081 from $2,610,344 for the six months 2017. The decrease was principally attributable to commissions related to lower automotive sales in 2018. This decrease was partially offset by the unfavorable currency effect of $154,000.

General and administrative expenses for the six months 2018 decreased $144,280 or 3.8% to $3,606,966 from $3,751,246 for the six months 2017. This decrease was attributable to a decrease in insurance costs as well as savings from cost reduction programs which lowered employee costs, professional fees and other administrative expenses for the six months 2018 compared to the six months 2017. This decrease was partially offset by the unfavorable currency effect of $152,000.

Research and development expenses for the six months 2018 decreased $118,430 or 12.2% to $852,528 from $970,958 for the six months 2017. The decrease is principally attributable to a reduction in payroll cost to coincide with current production levels. Partially offsetting the decrease was the unfavorable currency effect of $35,000.

Operating Income:

Operating income for the six months 2018 decreased $1,007,085 or 29.8% to $2,373,097 from $3,380,182 for the six months 2017. The operating income percentage was 4.5% of sales for the six months 2018 compared to 6.5% for the six months 2017. Operating income decreased primarily from the decrease in gross profit.

Interest Expense:

Interest expense for the six months 2018 increased $131,377 or 16.4% to $930,027 from $798,650 for the six months 2017. The increase was primarily due to new capital leases for equipment purchases and higher interest rates on LIBOR and prime during the six months 2018 partially offset by debt repayments compared to the six months 2017.

Other Income:

Other income for the six months 2018 increased $7,187 or 105% to $14,062 from $6,875 for the six months 2017. The amounts in other income principally are the currency gains and losses recognized on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros. The Company recognizes gains and losses from the change in fair values on its foreign currency exchange contracts. Also included are other non-operating income and expenses including dividends received on insurance policies. The increase is principally due to losses realized when our financial assets and liabilities denominated in the Euro currency were adjusted to their fair value at July 1, 2018 offset by the non-operating income.

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

For the six months 2018, the tax provision was $43,000 as compared to $425,929 for the six months 2017. The tax provisions for the six months 2018 and 2017 were principally attributable to the operating results of the U.K. operations as the U.S. operating income was offset by the preference dividends.

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

Liquidity and Sources of Capital

Cash, as it is needed, is provided by using the Company’s lines of credit. These lines provide for a total borrowing commitment in excess of $43,000,000 subject to the underlying borrowing base specified in the agreements. Of the total outstanding borrowings of $19,650,799 at July 1, 2018, $15.7 million of the lines bears interest at LIBOR plus a range of 1.95% to 2.45%, depending on the underlying borrowing base and $4.0 million bears interest at the bank’s prime or base lending rate which was 5.0% at July 1, 2018. At July 1, 2018, the lines provided an additional availability of approximately $2.6 million. The Company also has commitments from several lending institutions for capital expenditure lines of credit totaling approximately $2.5 million. We plan to use this availability to help finance our cash needs for the remaining months of fiscal 2018 and future periods. The balances due under the lines of credit are recorded as current liabilities on the Consolidated Balance Sheets.

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

The ratio of current assets to current liabilities, including the amount due under our lines of credit, was 1.00 at July 1, 2018 and 1.03 at December 31, 2017.

Cash balances decreased $364,237, after the effects of currency translation of $(7,778), to $903,082 at July 1, 2018 from $1,267,319 at December 31, 2017. Of the above noted amounts, $619,653 and $1,152,039 were held outside the U.S. by our foreign subsidiaries as of July 1, 2018 and December 31, 2017, respectively.

Cash provided by operations was $2,067,906 for the six months 2018 compared to $2,448,025 for the six months 2017. For the six months 2018, cash provided by operations was primarily due to net income of $1,414,132 and adjustments for non-cash items of $1,214,211. For the six months 2017, cash provided by operations was primarily due to net income of $2,162,478 and adjustments for non-cash items of $1,067,450. The non-cash items were principally depreciation expense and stock-based compensation. These amounts were further adjusted by cash flows related to changes in working capital of $(478,858) and $(727,531) for the six months 2018 and 2017, respectively, and changes in other assets and liabilities of $(81,579) and $(54,372) for the six months 2018 and 2017, respectively.

Cash used in investing activities was $1,383,284 for the six months 2018 compared to $1,179,257 for the six months 2017. During 2018 and 2017, cash used in investing activities was principally for purchases of machinery and equipment at our manufacturing locations.

For the six months 2018, cash used in financing activities was $1,041,081 as compared to $1,534,705 for the six months 2017. Included in cash used in financing activities were preferred dividend payments of $1,553,806 and $1,455,942 during the six months 2018 and 2017, respectively. During the six months 2018, we drew $486,067 on an equipment financing commitment from our bank to finance asset purchases made by us in the prior year. During the six months 2018 our majority shareholder provided $272,000 in financing in the form of demand notes. Also impacting cash used in financing activities for the six months 2018 and 2017 were net advances on lines of credit of $389,712 and $622,911, respectively.

Our credit agreements contain customary affirmative and negative covenants. We were in compliance with our debt covenants as of July 1, 2018 and through the date of filing of this report.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2018 and concluded that our disclosure controls and procedures were effective as of July 1, 2018.

Changes in Internal Controls over Financial Reporting

During the six months ended July 1, 2018, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Dated: August 6, 2018	By:	/s/ Howard R. Curd
Howard R. Curd Chief Executive Officer

Dated: August 6, 2018	By:	/s/ Edmund C. King
Edmund C. King Chief Financial Officer

