Form 10-Q
period 2018-09-30
UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.
filed 2018-11-05
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

(941) 906-8580

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

As of November 1, 2018, the issuer had 17,070,928 shares of ordinary Common Stock, $0.001 par value, and 1,619,102 shares of Class B Common Stock, $0.001 par value, outstanding.

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

Part 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

Uniroyal Global Engineered Products, Inc.

Consolidated Balance Sheets

	(Unaudited)

ASSETS	September 30, 2018	December 31, 2017
CURRENT ASSETS
Cash and cash equivalents	$1,169,302	$1,267,319
Accounts receivable, net	15,012,234	15,167,468
Inventories, net	19,313,479	19,769,662
Other current assets	838,643	846,362
Related party receivable	50,223	37,116
Total Current Assets	36,383,881	37,087,927
PROPERTY AND EQUIPMENT, NET	19,124,549	17,289,058
OTHER ASSETS
Intangible assets	3,280,909	3,295,896
Goodwill	1,079,175	1,079,175
Other long-term assets	3,770,255	3,902,246
Total Other Assets	8,130,339	8,277,317
TOTAL ASSETS	$63,638,769	$62,654,302

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued in excess of bank balance	$731,076	$686,640
Lines of credit	19,013,818	19,340,468
Current maturities of long-term debt	1,232,750	1,155,490
Current maturities of capital lease obligations	405,345	408,425
Accounts payable	10,733,519	10,358,761
Accrued expenses and other liabilities	3,947,831	3,594,684
Related party obligation	876,145	286,955
Current portion of postretirement benefit liability - health and life	143,287	143,287
Total Current Liabilities	37,083,771	35,974,710
LONG-TERM LIABILITIES
Long-term debt, less current portion	3,350,776	2,467,433
Capital lease obligations, less current portion	207,645	531,218
Related party lease financing obligation	2,458,028	2,153,327
Long-term debt to related parties	2,306,262	2,765,655
Postretirement benefit liability - health and life, less current portion	2,508,774	2,547,076
Other long-term liabilities	680,343	822,492
Total Long-Term Liabilities	11,511,828	11,287,201
Total Liabilities	48,595,599	47,261,911
STOCKHOLDERS' EQUITY
Preferred units, Series A UEP Holdings, LLC, 200,000 units issued and outstanding ($100 issue price)	617,571	617,571
Preferred units, Series B UEP Holdings, LLC, 150,000 units issued and outstanding ($100 issue price)	463,179	463,179
Preferred stock, Uniroyal Global (Europe) Limited, 50 shares issued and outstanding ($1.51 stated value)	75	75
Common stock, 95,000,000 shares authorized ($.001 par value) 18,690,030 shares issued and outstanding as of both September 30, 2018 and December 31, 2017	18,690	18,690
Additional paid-in capital	35,200,603	34,944,972
Accumulated deficit	(20,433,493)	(20,276,944)
Accumulated other comprehensive loss	(823,455)	(375,152)
Total Stockholders' Equity	15,043,170	15,392,391
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$63,638,769	$62,654,302

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017

NET SALES	$24,322,532	$22,498,456	$76,775,452	$74,334,434

COST OF GOODS SOLD	20,112,796	18,310,782	63,184,044	59,434,030

Gross Profit	4,209,736	4,187,674	13,591,408	14,900,404

OPERATING EXPENSES:
Selling	1,075,064	1,285,822	3,624,145	3,896,166
General and administrative	1,587,656	1,543,689	5,194,622	5,294,935
Research and development	408,256	483,221	1,260,784	1,454,179
OPERATING EXPENSES	3,070,976	3,312,732	10,079,551	10,645,280

Operating Income	1,138,760	874,942	3,511,857	4,255,124

OTHER EXPENSE:
Interest and other debt related expense	(488,905)	(418,698)	(1,418,932)	(1,217,348)
Other expense	(22,956)	(115,482)	(8,894)	(108,607)
Net Other Expense	(511,861)	(534,180)	(1,427,826)	(1,325,955)

INCOME BEFORE TAX PROVISION	626,899	340,762	2,084,031	2,929,169

TAX PROVISION (BENEFIT)	(132,670)	65,170	(89,670)	491,099

NET INCOME	759,569	275,592	2,173,701	2,438,070

Preferred stock dividend	(769,687)	(753,145)	(2,330,250)	(2,230,381)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(10,118)	$(477,553)	$(156,549)	$207,689

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.00)	$(0.03)	$(0.01)	$0.01
Diluted	$(0.00)	$(0.03)	$(0.01)	$0.01
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	18,690,030	18,698,030	18,690,030	18,708,427
Diluted	18,690,030	18,698,030	18,690,030	18,794,087

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017

NET INCOME	$759,569	$275,592	$2,173,701	$2,438,070

OTHER COMPREHENSIVE INCOME (LOSS):
Minimum benefit liability adjustment	(29,931)	-	(89,393)	-
Foreign currency translation adjustment	(65,932)	340,329	(358,910)	882,483
OTHER COMPREHENSIVE INCOME (LOSS)	(95,863)	340,329	(448,303)	882,483

COMPREHENSIVE INCOME	663,706	615,921	1,725,398	3,320,553

Preferred stock dividend	(769,687)	(753,145)	(2,330,250)	(2,230,381)

COMPREHENSIVE INCOME (LOSS) TO COMMON SHAREHOLDERS	$(105,981)	$(137,224)	$(604,852)	$1,090,172

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statement of Changes in Stockholders' Equity

For the Nine Months Ended September 30, 2018

(Unaudited)

											Accumu-
									Additional		lated Other
	UEPH Series A		UEPH Series B		UGEL Preferred		Common Stock		Paid In	Accumulated	Compre-
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	hensive Loss	Total Equity
Balance December 31, 2017	200,000	$617,571	150,000	$463,179	50	$75	18,690,030	$18,690	$34,944,972	$(20,276,944)	$(375,152)	$15,392,391
Net income	-	-	-	-	-	-	-	-	-	2,173,701	-	2,173,701
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(448,303)	(448,303)
Stock-based compensation expense	-	-	-	-	-	-	-	-	255,631	-	-	255,631
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(2,330,250)	-	(2,330,250)
Balance September 30, 2018	200,000	$617,571	150,000	$463,179	50	$75	18,690,030	$18,690	$35,200,603	$(20,433,493)	$(823,455)	$15,043,170

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES	September 30, 2018	October 1, 2017

Net income	$2,173,701	$2,438,070
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,620,069	1,330,957
Stock-based compensation expense	255,631	308,655
Amortization of intangible assets	18,753	15,003
Loss on disposal of property and equipment	48,380	10,863
Noncash postemployment health and life benefit	(89,393)	-
Changes in assets and liabilities:
Accounts receivable	(164,748)	118,162
Inventories	132,267	(3,534,845)
Other current assets	(13,552)	547,933
Related party receivable	(13,107)	26,426
Other long-term assets	51,740	(35,560)
Accounts payable	625,564	1,835,573
Accrued expenses and other liabilities	431,754	490,680
Postretirement benefit liability - health and life	(38,302)	(11,193)
Other long-term liabilities	(117,935)	(207,133)
Cash provided by operating activities	4,920,822	3,333,591

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,063,256)	(1,588,485)
Payments on life insurance policies, net of proceeds from sale of life insurance policy	(122,299)	(316,671)
Cash used in investing activities	(3,185,555)	(1,905,156)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in checks issued in excess of bank balance	44,436	150,079
Net advances on lines of credit	642,034	2,029,826
Payments on long-term debt	(629,743)	(418,712)
Proceeds from issuance of long-term debt	560,677	-
Payments on capital lease obligations	(304,383)	(289,189)
Net change in related party obligation	204,498	(278,004)
Payment of preferred stock dividends	(2,325,640)	(2,204,199)
Purchase and retirement of treasury stock	-	(99,840)
Cash used in financing activities	(1,808,121)	(1,110,039)
Net change in cash and cash equivalents	(72,854)	318,396
Cash and cash equivalents - beginning of period	1,267,319	1,321,586
Effects of currency translation on cash and cash equivalents	(25,163)	111,147

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,169,302	$1,751,129

See Note 2 for noncash transactions and supplemental disclosure of cash flow information.

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

September 30, 2018

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

The results of operations for the interim period ended September 30, 2018 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017, which are contained in the Company’s 2017 Annual Report on Form 10-K.

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

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2018 and the results of operations, comprehensive income and cash flows for the interim periods ended September 30, 2018 and October 1, 2017.

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

2.	Noncash Transactions and Supplemental Disclosure of Cash Flow Information

During the nine months ended September 30, 2018, the Company reduced its borrowings on its lines of credit with additional borrowings of $925,657 on its term loan with Wells Fargo Capital Finance, LLC. During the nine months ended September 30, 2018 and October 1, 2017, the Company paid down $294,639 and $295,168, respectively, of its term loans using available borrowings on its various lines of credit.

During the nine months ended September 30, 2018 and October 1, 2017, the Company entered into several equipment financing obligations with fair values of $793,001 and $845,553, respectively, which are accounted for as capital assets. The fair values were added to property and equipment and a corresponding amount to capital lease or financing obligations.

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

Supplemental disclosure of cash paid for the nine months ended:

	September 30, 2018	October 1, 2017

Interest expense	$1,344,520	$1,212,910

Income taxes	$-	$-

3.	Derivatives

The Company recognizes all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, as to whether the hedge is a cash flow hedge or a fair value hedge.

The Company incurs foreign currency risk on sales and purchases denominated in other currencies, primarily the British Pound Sterling and the Euro. Foreign currency exchange contracts are used by the Company principally to limit the exchange rate fluctuations of the Euro. The Euro risk is partially limited due to natural cash flow offsets. Currency exchange contracts are purchased for approximately 25% of the net risk. These contracts are not designated as cash flow hedges for accounting purposes. Changes in fair value of these contracts are reported in Other Expense in the accompanying Consolidated Statements of Operations.

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

The Company uses foreign currency exchange contracts which are recorded at their estimated fair values in the accompanying Consolidated Balance Sheets. The fair values of the contracts at September 30, 2018 and December 31, 2017 were a net liability of $24,462 included in other current liabilities and a net asset of $13,292 included in other current assets, respectively. The fair values of the currency exchange contracts are based upon observable market transactions of spot and forward rates.

For the nine months ended September 30, 2018, there have been no changes in the application of valuation methods applied to similar assets and liabilities.

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

6.	Inventories

Inventories consist of the following:

	September 30, 2018	December 31, 2017

Raw materials	$6,210,864	$5,572,253
Work-in-process	4,719,018	5,342,359
Finished goods	9,855,066	10,377,480
	20,784,948	21,292,092
Less: Allowance for inventory obsolescence	(1,471,469)	(1,522,430)

Total Inventories	$19,313,479	$19,769,662

7.	Other Long-term Assets

Other long-term assets consist of the following:

	September 30, 2018	December 31, 2017

Deferred tax asset	$3,096,173	$3,167,092
Other	674,082	735,154

Total Other Long-term Assets	$3,770,255	$3,902,246

8.	Other Long-term Liabilities

Other long-term liabilities consist of the following:

	September 30, 2018	December 31, 2017

Deferred tax liability	$669,379	$793,145
Other	10,964	29,347

Total Other Long-term Liabilities	$680,343	$822,492

9.	Lines of Credit

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

The outstanding balance on the Uniroyal Line of Credit was $9,652,050 and $10,376,881 as of September 30, 2018 and December 31, 2017, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying Consolidated Balance Sheets.

The Company’s U.K. subsidiary has available a £10,000,000 (approximately $13.0 million) revolving line of credit financing agreement with Lloyds Bank Commercial Finance Limited (“U.K. Line of Credit”), which is subject to a six-month notice by either party. The line has several tranches based on currency or underlying security. Interest is payable monthly at the base rate (U.K. LIBOR or Lloyds Bank Base Rate as published) plus 1.95% to 2.45% depending on the tranche. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable and inventories. The line of credit is secured by substantially all of the subsidiary's assets and includes certain financial and restrictive covenants.

The outstanding balance on the U.K. Line of Credit was £7,175,792 and £6,631,172 ($9,361,768 and $8,963,587) as of September 30, 2018 and December 31, 2017, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying Consolidated Balance Sheets.

10.	Long-term Debt

Long-term debt consists of the following:

	Interest Rate	September 30, 2018	December 31, 2017

Wells Fargo Capital Finance, LLC	Prime	$1,492,449	$792,525
Lloyds Bank Commercial Finance Limited	LIBOR + 3.15%	36,965	107,238
Kennet Equipment Leasing Limited	10.90%	516,976	691,830
Balboa Capital Corporation	5.72%	-	73,113
Regents Capital Corporation	7.41%	154,351	240,350
De Lage Landen Financial Services	7.35%	74,848	96,123
Ford Motor Credit	4.31%	30,112	36,662
Byline Financial Group	8.55%	11,701	28,344
Regents Capital Corporation	6.20%	238,846	284,852
Regents Capital Corporation	6.47%	260,587	306,702
Regents Capital Corporation	6.50%	129,776	152,169
BB&T Equipment Finance Corporation	4.02%	696,951	813,015
Regents Capital Corporation	6.99%	166,522	-
Lloyds Bank Commercial Finance Limited	LIBOR + 3.50%	460,920	-
Lloyds Bank Commercial Finance Limited	4.23%	79,266	-
BB&T Equipment Finance Corporation	5.12%	233,256	-
		4,583,526	3,622,923
Less: Current portion		(1,232,750)	(1,155,490)
Long-term Portion		$3,350,776	$2,467,433

In January 2018, the Company signed an agreement with Lloyds Bank Commercial Finance Limited (“Lloyds”) whereby Lloyds will advance funds in three tranches to finance the construction and purchase of a regenerative thermal oxidizer to be used in the Company’s U.K. manufacturing facility. The maximum amount of this financing obligation is £1,177,650 or approximately $1,536,400. The balance of this financing obligation at September 30, 2018 was £353,295 ($460,920), which reflected the first tranche of funds advanced. The final tranche will be advanced after the completion of the equipment or approximately in November 2018. Monthly payments will begin in December 2018 and continue over a 60-month period at 3.50% above the base rate (LIBOR).

The Company has entered into other financing agreements for the purchase of manufacturing equipment as reflected in the above table. Each agreement requires monthly payments at the indicated interest rate for 60-month periods.

11.	Related Party Obligations

Long-term debt to related parties consists of the following:

	Interest Rate	September 30, 2018	December 31, 2017

Senior subordinated promissory note	9.25%	$2,000,000	$2,000,000
Senior secured promissory note	10.00%	918,786	918,786
		2,918,786	2,918,786
Less: Current portion		(612,524)	(153,131)
Long-term Portion		$2,306,262	$2,765,655

The Company has a lease financing obligation under which it leases its main U.S. manufacturing facility and certain other property from a related party lessor entity, accrues interest at 18.20% and currently requires monthly principal and interest payments of $36,964, which are adjusted annually based on the consumer price index. The balance of the related party lease financing obligation at September 30, 2018 reflected changes made to the lease agreement during the second quarter of 2018 in recognition of $355,000 of improvements to the leased facility. The lease financing obligation matures on October 31, 2033. The Company has security deposits aggregating $267,500 held by the lessor entity. The lease financing obligation is shown in the accompanying Consolidated Balance Sheets as Related Party Lease Financing Obligation which consists of the following:

	September 30, 2018	December 31, 2017

Related party lease financing obligation	$2,496,649	$2,162,151
Less: Current portion	(38,621)	(8,824)

Long-term Portion	$2,458,028	$2,153,327

The current portions of the long-term debt to related parties and the related party lease financing obligation are combined and are shown in current liabilities as related party obligation. Also included in current liabilities as a related party obligation is a $225,000 subordinated secured promissory note issued to the Company’s majority shareholder on January 9, 2018. This promissory note, which is payable on demand, is at a rate of 8%. The $125,000 subordinated secured promissory note that was outstanding at December 31, 2017 was paid during the first quarter of 2018, while a $47,000 subordinated secured promissory note that was outstanding since February 2018 was paid during the third quarter of 2018.

	September 30, 2018	December 31, 2017

Current portion of long-term debt to related parties	$612,524	$153,131
Current portion of related party lease financing obligation	38,621	8,824
Related party subordinated secured promissory note	225,000	-
Related party subordinated secured promissory note	-	125,000

Related Party Obligation	$876,145	$286,955

12.	Capital Leases

The Company has several capital leases on equipment which expire from October 1, 2018 through March 2021 with monthly lease payments ranging from approximately $1,563 to $27,370 per month. The capital lease obligations are secured by the related equipment. Assets recorded under capital leases are included in property and equipment in the accompanying Consolidated Balance Sheets. Amortization of items under capital lease obligations has been included with depreciation expense on owned property and equipment in the accompanying Consolidated Statements of Operations. Interest rates on these obligations range from 3.84% to 19.15%.

Capital lease obligations consist of the following:

	September 30, 2018	December 31, 2017

Capital lease obligations	$612,990	$939,643
Less: Current portion	(405,345)	(408,425)

Long-term Portion	$207,645	$531,218

13.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) were as follows:

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustment	Total

Balance at December 31, 2017	$564,757	$(939,909)	$(375,152)

Other comprehensive losses before reclassifications	-	(358,910)	(358,910)

Reclassification adjustment for gains included in net income	(89,393)	-	(89,393)

Balance at September 30, 2018	$475,364	$(1,298,819)	$(823,455)

The gains reclassified from accumulated other comprehensive income into income are recorded to the following income statement line items:

Other Comprehensive Income (Loss) Component	Income Statement Line Item

Minimum Benefit Liability Adjustments	General and administrative expense

14.	Stock Based Compensation

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

Compensation expense is recognized on a straight-line basis over a three-year vesting period from date of grant.

Stock option activity for the nine months ended September 30, 2018 and October 1, 2017 is as follows:

	Stock Options
	Total	Weighted Average Exercise Price	Exercis- able	Weighted Average Exercise Price	Non- Vested	Weighted Average Exercise Price
Outstanding at January 1, 2017	997,750	$2.80	217,501	$2.37	780,249	$2.92
Granted	-	-	-	-	-	-
Vested	-	-	330,913	2.80	(330,913)	2.80
Exercised	-	-	-	-	-	-
Forfeited or cancelled	(10,000)	2.97	(6,667)	2.67	(3,333)	3.57
Outstanding at October 1, 2017	987,750	$2.80	541,747	$2.63	446,003	$3.00

Outstanding at December 31, 2017	961,500	$2.80	527,165	$2.63	434,335	$3.00
Granted	-	-	-	-	-	-
Vested	-	-	315,504	2.80	(315,504)	2.80
Exercised	-	-	-	-	-	-
Forfeited or cancelled	(15,000)	2.77	(8,334)	2.61	(6,666)	2.97

Outstanding at September 30, 2018	946,500	$2.80	834,335	$2.69	112,165	$3.57

Aggregate Intrinsic Value
October 1, 2017	$51,000		$34,000		$17,000

Aggregate Intrinsic Value
September 30, 2018	$-		$-		$-

Option expense recognized was $62,250 and $102,010 for the three months ended September 30, 2018 and October 1, 2017, respectively, and $255,631 and $308,655 for the nine months ended September 30, 2018 and October 1, 2017, respectively. As of September 30, 2018, there was $88,333 in unrecognized compensation cost related to the options granted under the 2015 Stock Option Plan. We expect to recognize those costs over the remaining vesting term of six months.

15.	Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board issued a new standard, Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers." Under ASU 2014-09, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the new standard on January 1, 2018 using the modified retrospective method. This requires an adjustment to the opening balance of retained earnings to reflect the cumulative effect of initially applying the new standard to contracts that were not complete as of the adoption date. A contract that was not complete is defined as one for which all of the revenue was not recognized as of the adoption date. The Company did not record an adjustment to retained earnings since all of its contracts were considered complete before the adoption date. The adoption of this standard has not had a significant effect on the Company’s consolidated financial position, results of operations and cash flows.

On February 25, 2016, the Financial Accounting Standards Board issued a new standard, ASU No. 2016-02, “Leases” and on July 30, 2018, it issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. This standard will be effective for the Company on December 31, 2018. The Company continues its process of evaluating how significant the impact of the adoption of this standard will be as it recognizes lease assets and lease liabilities related to its operating leases. The Company anticipates that its total assets and liabilities will increase by the present value of the lease payments on its operating leases as the Company records previously unrecorded leases. However, the Company does not anticipate that there will be any significant impact on its results of operations and cash flows.

On August 26, 2016, the Financial Accounting Standards Board issued a new standard, ASU No. 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” The new standard applies to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted the new standard on January 1, 2018. The adoption of this standard has not had a significant effect on the Company’s consolidated financial position, results of operations and cash flows.

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

On May 10, 2017, the Financial Accounting Standards Board issued a new standard, ASU No. 2017-09, “Compensation – Stock Compensation – Scope of Modification Accounting.” The new standard clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. The Company adopted this standard on January 1, 2018. The adoption of this standard has not had a significant effect on the Company’s consolidated financial position, results of operations and cash flows.

On August 28, 2017, the Financial Accounting Standards Board issued a new standard, ASU No. 2017-12, “Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities.” The objective of this new standard is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities and to simplify the application of the hedge accounting guidance in current GAAP. It will be effective for the Company on December 31, 2018. Since the Company currently does not have any derivatives that are part of a hedging relationship, the adoption of this standard is not expected to have a significant effect on the Company’s consolidated financial position, results of operations and cash flows.

On August 28, 2018, the Financial Accounting Standards Board issued a new standard, ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The new standard modifies the disclosure requirements on fair value measurements in Topic 820, “Fair Value Measurement.” Certain requirements were removed such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, certain requirements were modified and certain disclosures were added such as the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period. This standard will be effective for the Company on December 30, 2019. The Company is currently evaluating the effects this standard will have, if any, on its consolidated financial position, results of operations and cash flows together with evaluating the adoption date.

On August 29, 2018, the Financial Accounting Standards Board issued a new standard, ASU No. 2018-15, “Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The new standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). This includes determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense, and expensing the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The standard also provides guidance on financial statement presentation. This standard will be effective for the Company on December 30, 2019. The Company is currently evaluating the effects this standard will have, if any, on its consolidated financial position, results of operations and cash flows together with evaluating the adoption date.

16.	Earnings per Common Share

The following table sets forth the computation of earnings per common share - basic and earnings per common share – diluted for the three and nine months ended September 30, 2018 and October 1, 2017:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Numerator
Net income (loss) available to common shareholders	$(10,118)	$(477,553)	$(156,549)	$207,689

Denominator
Denominator for basic earnings per share - weighted average shares outstanding	18,690,030	18,698,030	18,690,030	18,708,427
Weighted average effect of dilutive securities	-	-	-	85,660
Denominator for dilutive earnings per share - weighted average shares outstanding	18,690,030	18,698,030	18,690,030	18,794,087

Basic and Diluted Income (Loss) Per Share
Net income (loss) available to common shareholders	$(0.00)	$(0.03)	$(0.01)	$0.01
Effect of dilutive securities	-	-	-	-
Net income (loss) available to common shareholders	$(0.00)	$(0.03)	$(0.01)	$0.01

Due to the net loss for the three and nine months ended September 30, 2018, the calculations of basic and diluted loss per share were the same since including options to purchase shares of common stock in the calculations of diluted loss per share would have been anti-dilutive. However, if diluted earnings per share had been reported for the three and nine months ended September 30, 2018, the calculations would have excluded options to purchase 946,500 shares of common stock because the options’ exercise prices of $2.37 and $3.57 per share were greater than the average market prices of the common shares.

Due to the net loss for the three months ended October 1, 2017, the calculations of basic and diluted loss per share were the same since including options to purchase shares of common stock in the calculation of diluted loss per share would have been anti-dilutive. However, if diluted earnings per share had been reported for the three months ended October 1, 2017, the calculation would have excluded options to purchase 350,250 shares of common stock because the options’ exercise price of $3.57 per share was greater than the average market price of the common shares.

The calculation of diluted earnings per share for the nine months ended October 1, 2017 excluded options to purchase 350,250 shares of common stock because the options’ exercise price of $3.57 per share was greater than the average market price of the common shares.

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

The following table sets forth revenue disaggregated by the Company’s automotive and industrial sectors for the three and nine months ended September 30, 2018 and October 1, 2017:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Revenue:
Automotive sector	$15,704,983	$14,757,930	$50,779,733	$49,772,658
Industrial sector	8,617,549	7,740,526	25,995,719	24,561,776
Total Revenue	$24,322,532	$22,498,456	$76,775,452	$74,334,434

18.	Subsequent Events

The Company has evaluated subsequent events occurring through the date that the financial statements were issued for events requiring recording or disclosure in the September 30, 2018 financial statements. There were no material events or transactions occurring during this period requiring recognition or disclosure.

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

The average year-to-date exchange rate for the Pound Sterling to the U.S. Dollar was approximately 5.9% higher and the average exchange rate for the Euro to the Pound Sterling was approximately 1.3% higher in 2018 compared to 2017. These exchange rate changes had the effect of increasing net sales by approximately $2.6 million for the nine months ended September 30, 2018. The overall effect on the Company’s net income was a positive amount of approximately $22,000 for the nine months ended September 30, 2018 compared to the corresponding period of 2017.

Three Months Ended September 30, 2018 Compared to the Three Months Ended October 1, 2017

The following table sets forth, for the three months ended September 30, 2018 (“three months 2018”) and October 1, 2017 (“three months 2017”), certain operations data including their respective percentage of net sales:

	Three Months Ended
	September 30, 2018		October 1, 2017		Change	% Change
Net Sales	$24,322,532	100.0%	$22,498,456	100.0%	$1,824,076	8.1%
Cost of Sales	20,112,796	82.7%	18,310,782	81.4%	1,802,014	9.8%
Gross Profit	4,209,736	17.3%	4,187,674	18.6%	22,062	0.5%
Operating Expenses:
Selling	1,075,064	4.4%	1,285,822	5.7%	(210,758)	-16.4%
General and administrative	1,587,656	6.5%	1,543,689	6.9%	43,967	2.8%
Research and development	408,256	1.7%	483,221	2.1%	(74,965)	-15.5%
Total Operating Expenses	3,070,976	12.6%	3,312,732	14.7%	(241,756)	-7.3%
Operating Income	1,138,760	4.7%	874,942	3.9%	263,818	30.2%
Interest expense	(488,905)	-2.0%	(418,698)	-1.9%	(70,207)	16.8%
Other expense	(22,956)	-0.1%	(115,482)	-0.5%	92,526	-80.1%
Income before Taxes	626,899	2.6%	340,762	1.5%	286,137	84.0%
Tax provision (benefit)	(132,670)	-0.5%	65,170	0.3%	(197,840)	<-100%
Net Income	759,569	3.1%	275,592	1.2%	483,977	>100%
Preferred dividends	(769,687)	-3.2%	(753,145)	-3.3%	(16,542)	2.2%
Net Loss Available to Common Shareholders	$(10,118)	0.0%	$(477,553)	-2.1%	$467,435	-97.9%

Revenue:

Total revenue for the three months 2018 increased $1,824,076 or 8.1% to $24,322,532 from $22,498,456 for the three months 2017. Excluding the negative currency effect of the exchange rates, total revenue would have increased by approximately $1.9 million or 8.6%. U.S. automotive sales for the three months 2018 increased 10.3% compared to the three months 2017 resulting from new automotive programs in 2018. European automotive sales increased 6.5%, excluding the currency adjustment, where increases in new programs introduced in the prior year were partially offset by declines in some of our established programs. Sales for the industrial sector increased 11.3% (11.4% before currency effect) as sales from the non-automotive transportation and contract markets in the U.S. saw significant improvements when compared to 2017.

Gross Profit:

Total gross profit for the three months 2018 increased $22,062 or 0.5% to $4,209,736 from $4,187,674 for the three months 2017. The gross profit percentage was 17.3% of sales for the three months 2018 compared to 18.6% for the three months 2017. Gross profit amount and percentage continue to be negatively impacted by rising raw material prices and the effects of product mix. To offset raw material price increases, the Company increased prices in December 2017 in several of its markets. The increase in gross profit included an unfavorable net currency effect of $35,000.

Operating Expenses:

Selling expenses for the three months 2018 decreased $210,758 or 16.4% to $1,075,064 from $1,285,822 for the three months 2017. The Company pays commissions only on certain U.K. automotive programs. Although there was a net increase in U.K. automotive sales for the three months 2018, there was a decrease in commissionable sales. The decrease in selling expense was principally attributable to the lower commission related to these sales.

General and administrative expenses for the three months 2018 increased $43,967 or 2.8% to $1,587,656 from $1,543,689 for the three months 2017. This increase was primarily attributable to an increase in professional fees and other administrative expenses for the three months 2018 compared to the three months 2017.

Research and development expenses for the three months 2018 decreased $74,965 or 15.5% to $408,256 from $483,221 for the three months 2017. The decrease was principally attributable to a reduction in payroll cost to coincide with current production levels.

Operating Income:

Operating income for the three months 2018 increased $263,818 or 30.2% to $1,138,760 from $874,942 for the three months 2017. The operating income percentage was 4.7% of sales for the three months 2018 compared to 3.9% for the three months 2017. Operating income increased from the combination of the increase in gross profit and decrease in operating expenses.

Interest Expense:

Interest expense for the three months 2018 increased $70,207 or 16.8% to $488,905 from $418,698 for the three months 2017. The increase was primarily due to new equipment purchases and higher interest rates on LIBOR and prime during the three months 2018 partially offset by debt repayments compared to the three months 2017.

Other Expense:

Other expense for the three months 2018 decreased $92,526 or 80.1% to $22,956 from $115,482 for the three months 2017. The amounts in other expense principally are the currency gains and losses recognized on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros as these currencies fluctuated during the quarter. The Company also recognizes gains and losses from the change in fair values on its foreign currency exchange contracts.

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

For the three months 2018, the tax benefit was $132,670 as compared to a tax provision of $65,170 for the three months 2017. The tax benefit for the three months 2018 compared to the tax provision for 2017 was principally attributable to the lower operating results of the U.K. operations as the U.S. operating income was offset by the preference dividends.

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

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended October 1, 2017

The following table sets forth, for the nine months ended September 30, 2018 (“nine months 2018”) and October 1, 2017 (“nine months 2017”), certain operations data including their respective percentage of net sales:

	Nine Months Ended
	September 30, 2018		October 1, 2017		Change	% Change
Net Sales	$76,775,452	100.0%	$74,334,434	100.0%	$2,441,018	3.3%
Cost of Sales	63,184,044	82.3%	59,434,030	80.0%	3,750,014	6.3%
Gross Profit	13,591,408	17.7%	14,900,404	20.0%	(1,308,996)	-8.8%
Operating Expenses:
Selling	3,624,145	4.7%	3,896,166	5.2%	(272,021)	-7.0%
General and administrative	5,194,622	6.8%	5,294,935	7.1%	(100,313)	-1.9%
Research and development	1,260,784	1.6%	1,454,179	2.0%	(193,395)	-13.3%
Total Operating Expenses	10,079,551	13.1%	10,645,280	14.3%	(565,729)	-5.3%
Operating Income	3,511,857	4.6%	4,255,124	5.7%	(743,267)	-17.5%
Interest expense	(1,418,932)	-1.8%	(1,217,348)	-1.6%	(201,584)	16.6%
Other expense	(8,894)	0.0%	(108,607)	-0.1%	99,713	-91.8%
Income before Taxes	2,084,031	2.7%	2,929,169	3.9%	(845,138)	-28.9%
Tax provision (benefit)	(89,670)	-0.1%	491,099	0.7%	(580,769)	<-100%
Net Income	2,173,701	2.8%	2,438,070	3.3%	(264,369)	-10.8%
Preferred dividends	(2,330,250)	-3.0%	(2,230,381)	-3.0%	(99,869)	4.5%
Net Income (Loss) Available to Common Shareholders	$(156,549)	-0.2%	$207,689	0.3%	$(364,238)	<-100%

Revenue:

Total revenue for the nine months 2018 increased $2,441,018 or 3.3% to $76,775,452 from $74,334,434 for the nine months 2017. Excluding the positive currency effect of the exchange rates, total revenue would have decreased by approximately $182,000 or 0.24%. U.S. automotive sales for the nine months 2018 increased 0.5% compared to the nine months 2017. The nine-month results for the U.S. market started out in a negative position compared to 2017 as the U.S. automotive manufacturers had reset their production levels in the later part of 2017 to reduce inventories caused by the softening in the 2017 U.S. automotive market. Our U.S. sales decline over the prior year occurred during the first four months of 2018 and was offset, as we saw increases in U.S. sales during the last five months of 2018. European automotive sales declined by 3.1%, excluding the currency adjustment, as the European automotive market saw a general decline versus the prior year period where sales declines in our established programs were partially offset by increases in new programs introduced in the prior year. Similar to the U.S. market, the U.K. decline versus the prior year slowed significantly during the current quarter. Sales for the industrial sector increased 5.8% (4.6% before currency effect) as sales from the non-automotive transportation and contract markets in the U.S. saw significant improvements over 2017 and from the addition of new program awards.

Gross Profit:

Total gross profit for the nine months 2018 decreased $1,308,996 or 8.8% to $13,591,408 from $14,900,404 for the nine months 2017. The gross profit percentage was 17.7% of sales for the nine months 2018 compared to 20.0% for the nine months 2017. Gross profit amount and percentage continue to be negatively impacted by rising raw material prices and the effects of product mix as the percentage of higher margin programs had declined compared to the prior year. The decrease was partially offset by a favorable currency effect of $488,000. To offset raw material price increases, the Company increased prices in December 2017 in several of its markets.

Operating Expenses:

Selling expenses for the nine months 2018 decreased $272,021 or 7.0% to $3,624,145 from $3,896,166 for the nine months 2017. The Company pays commissions only on certain U.K. automotive programs. In conjunction with the decline in total automotive sales in the U.K. for the nine months 2018, there was a decrease in commissionable sales. The decrease in selling expense for the nine months 2018 was principally attributable to the lower commissions related to these sales. This decrease was partially offset by the unfavorable currency effect of $139,000.

General and administrative expenses for the nine months 2018 decreased $100,313 or 1.9% to $5,194,622 from $5,294,935 for the nine months 2017. This decrease was attributable to a decrease in insurance costs as well as savings from cost reduction programs which lowered employee costs, professional fees and other administrative expenses for the nine months 2018 compared to the nine months 2017. This decrease was partially offset by the unfavorable currency effect of $208,000.

Research and development expenses for the nine months 2018 decreased $193,395 or 13.3% to $1,260,784 from $1,454,179 for the nine months 2017. The decrease was principally attributable to a reduction in payroll and other costs. Partially offsetting the decrease was the unfavorable currency effect of $35,000.

Operating Income:

Operating income for the nine months 2018 decreased $743,267 or 17.5% to $3,511,857 from $4,255,124 for the nine months 2017. The operating income percentage was 4.6% of sales for the nine months 2018 compared to 5.7% for the nine months 2017. Operating income decreased primarily from the decrease in gross profit, which was partially offset by the decrease in operating expenses.

Interest Expense:

Interest expense for the nine months 2018 increased $201,584 or 16.6% to $1,418,932 from $1,217,348 for the nine months 2017. The increase was primarily due to new equipment purchases and higher interest rates on LIBOR and prime during the nine months 2018 partially offset by debt repayments compared to the nine months 2017.

Other Expense:

Other expense for the nine months 2018 decreased $99,713 or 91.8% to $8,894 from $108,607 for the nine months 2017. The amounts in other expense principally are the currency gains and losses recognized on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros as these currencies fluctuated during the year. The Company recognizes gains and losses from the change in fair values on its foreign currency exchange contracts. Also included are other non-operating income and expenses including dividends received on insurance policies. The decrease was principally due to losses realized when our financial assets and liabilities denominated in the Euro currency were adjusted to their fair value at September 30, 2018 offset by the non-operating income.

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

For the nine months 2018, the tax benefit was $89,670 as compared to a tax provision of $491,099 for the nine months 2017. The tax benefit for the nine months 2018 compared to the tax provision for 2017 was principally attributable to the lower operating results of the U.K. operations as the U.S. operating income was offset by the preference dividends.

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

Liquidity and Sources of Capital

Cash, as it is needed, is provided by using the Company’s lines of credit. These lines provide for a total borrowing commitment in excess of $43,000,000 subject to the underlying borrowing base specified in the agreements. Of the total outstanding borrowings of $19,013,818 at September 30, 2018, $15.4 million of the lines bears interest at LIBOR plus a range of 1.95% to 2.45%, depending on the underlying borrowing base and $3.6 million bears interest at the bank’s prime or base lending rate which was 5.25% at September 30, 2018. At September 30, 2018, the lines provided an additional availability of approximately $3.5 million. We plan to use this availability to help finance our cash needs for the remaining months of fiscal 2018 and future periods. The balances due under the lines of credit are recorded as current liabilities on the Consolidated Balance Sheets.

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

The ratio of current assets to current liabilities, including the amount due under our lines of credit, was 0.98 at September 30, 2018 and 1.03 at December 31, 2017. During the three months 2018, the Company incurred a liability of $1.2 million to a vendor which was included in accounts payable in the accompanying Consolidated Balance Sheet as of September 30, 2018. This liability was related to equipment installed at our U.K manufacturing facility. This amount was paid subsequent to September 30, 2018 and then funded by a capital expenditure line of credit after the payment to the vendor.

Cash balances decreased $72,854 after the effects of currency translation of $(25,163), to $1,169,302 at September 30, 2018 from $1,267,319 at December 31, 2017. Of the above noted amounts, $691,430 and $1,152,039 were held outside the U.S. by our foreign subsidiaries as of September 30, 2018 and December 31, 2017, respectively.

Cash provided by operations was $4,920,822 for the nine months 2018 compared to $3,333,591 for the nine months 2017. For the nine months 2018, cash provided by operations was primarily due to net income of $2,173,701 and adjustments for non-cash items of $1,853,440. For the nine months 2017, cash provided by operations was primarily due to net income of $2,438,070 and adjustments for non-cash items of $1,665,478. The non-cash items were principally depreciation expense and stock-based compensation. These amounts were further adjusted by cash flows related to changes in working capital of $998,178 and $(516,071) for the nine months 2018 and 2017, respectively, and changes in other assets and liabilities of $(104,497) and $(253,886) for the nine months 2018 and 2017, respectively.

Cash used in investing activities was $3,185,555 for the nine months 2018 compared to $1,905,156 for the nine months 2017. During 2018 and 2017, cash used in investing activities was principally for purchases of machinery and equipment at our manufacturing locations.

For the nine months 2018, cash used in financing activities was $1,808,121 as compared to $1,110,039 for the nine months 2017. Included in cash used in financing activities were preferred dividend payments of $2,325,640 and $2,204,199 during the nine months 2018 and 2017, respectively. During the nine months 2018, we drew $560,677 on an equipment financing commitment from our bank to finance asset purchases made by us in the current and prior years. During the nine months 2018, our majority shareholder provided $225,000 in financing in the form of demand notes. Also impacting cash used in financing activities for the nine months 2018 and 2017 were net advances on lines of credit of $642,034 and $2,029,826, respectively.

Our credit agreements contain customary affirmative and negative covenants. We were in compliance with our debt covenants as of September 30, 2018 and through the date of filing of this report.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018 and concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Controls over Financial Reporting

During the nine months ended September 30, 2018, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Dated: November 5, 2018	By:	/s/ Howard R. Curd
Howard R. Curd Chief Executive Officer

Dated: November 5, 2018	By:	/s/ Edmund C. King
Edmund C. King Chief Financial Officer

