Form 10-K
period 2018-12-30
UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.
filed 2019-03-18
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the fiscal year ended: December 30, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐  No ☑

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of July 1, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $13,897,014.

As of March 11, 2019, the registrant had 17,070,928 shares of ordinary common stock, $0.001 par value and 1,619,102 shares of Class B Common Stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Uniroyal Global Engineered Products, Inc. definitive 2019 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 30, 2018, are incorporated by reference into Part III of this Form 10-K.

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

On November 10, 2014, Uniroyal Global Engineered Products, Inc. (“Uniroyal Global”, the “Company”, “we”, “our”, or “us”) acquired all of the ownership interests in Uniroyal Engineered Products, LLC (“Uniroyal”), a U.S. manufacturer of textured coatings, and all of the ordinary common stock of Engineered Products Acquisition Limited (“EPAL”, now known as Uniroyal Global (Europe) Limited (“UGEL”)), the holding company for Wardle Storeys (Earby) Limited (“Wardle Storeys,” now known as Uniroyal Global Limited), a European manufacturer of textured coatings and polymer films. Management of the acquired entities was not altered in the acquisitions.

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

The automotive sector represented approximately 63.3% of our total sales in 2018. Our products are used primarily in the following automotive applications:

•	seating
•	door panels
•	head and arm rests
•	security shades
•	components

The non-automotive transportation sector represented 16.9% of our 2018 sales and primarily consists of seating products for original equipment manufacturers of non-automotive and light truck vehicles in the following five categories:

•	personal watercraft, ATV’s, snowmobiles, golf carts
•	light and heavy industrial equipment and agricultural equipment (tractors, bulldozers)
•	recreational vehicles, vans and motor homes
•	heavy and medium trucks
•	mass transit (trains, buses)

The distribution market sector represented approximately 9.1% of our 2018 sales and consists primarily of sales of the standard Naugahyde and Ambla product lines to local furniture shops, smaller furniture manufacturers and companies serving the hospitality and marine markets for refurbishing and replacement. The sales organization employed to service this market is a network of approximately 51 distributor locations.

The contract sector, which represented approximately 10.7% of our 2018 sales, includes contract furniture/upholstery, marine, healthcare, child care, and industrial equipment.

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

We believe that we maintain our market leadership position through a strong research and development effort that provides strong product development capability. This yields enhanced product characteristics, lower cost of material combinations and new proprietary product formulations. We estimate that approximately 14.8% of our sales relate to products developed to customer specifications.

 Our Stoughton, Wisconsin facility achieved ISO 9001:2008 status in 1999 and has renewed it annually since then. In addition, the facility achieved IATF 16949:2016 status in 2018. Our U.K. facility achieved ISO TS 16949 status in 2004 and is approved to the European Council Directive 96/98 EX on Marine Equipment as amended for Module D Production Quality.

We hold no patents but maintain certain of our process technologies as trade secrets.

Our Distribution Methods

 Products are developed and marketed based upon the performance characteristics required by our end-users.  We currently serve customers world-wide with 16 full-time sales persons in offices in Sarasota, Florida, Detroit, Michigan, Nappanee, Indiana and Earby, Lancashire, one exclusive agent in Italy, and an extensive distributor network in the U.S., the United Kingdom, Scandinavia, France, Germany and Hong Kong. 9.1% of our worldwide sales in 2018 were made through distributors. The industrial business is supported mainly from stock and via a catalogue.

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

Markets	Key Uses	Primary Competitors
Automotive	Interior components Seating applications Security shades	Canadian General-Tower Limited Benecke-Kaliko AG Hornschuch Group GmbH Vulcaflex S.p.A. Haartz Corporation Griffine SA Morbern, Inc.
Transportation and Contract	ATV/snowmobile/PWC/golf carts Heavy/light equipment RVs/motor homes	Canadian General-Tower Limited Benecke-Kaliko AG Hornschuch Group GmbH Vulcaflex S.p.A. Morbern, Inc. Spradling International Inc.
Distribution	Approximately 51 distributor and reseller locations	OMNOVA Solutions Inc. Spradling International Inc. Hornschuch Group GmbH Morbern, Inc.
Contract	Office/contract/institutional furniture Restaurant booth Health care Marine	OMNOVA Solutions Inc. Morbern, Inc. Hornschuch Group GmbH Alcor Gislaved Folie AB Griffine Enduction
Other	Home furnishings/dinettes	Spradling International Inc.

Raw Materials

The principal raw materials for our coated fabrics are casting paper, knit fabric, PVC plastic resins, pigments and plasticizers.  We have multiple sources for most of these materials.  We believe that in the few instances where we have a sole supplier we can re-engineer around the sole-sourced materials if necessary with minimal effort and cost.

Concentration of Customers

The only customers that account for approximately ten percent or more of our consolidated revenues are FXI, Inc. and Lear Corporation. Our top 25 customers account for approximately 64.4% of our total global sales. Our largest customer contributed 9.7% to our total sales in 2018.

Trademarks and Material Contracts

Under the standard Naugahyde and Ambla product lines, we own the following proprietary brands and trademarks among others:

•	Naugahyde®
•	All-American®
•	BeautyGard®
•	Chameá™
•	Flame Blocker™
•	Naugaform®
•	NaugaSoft®
•	NaugaSylk™
•	Spirit Millennium®
•	Ambla®
•	Amblon®
•	Cirroflex®
•	Plastolene®
•	Velbex®
•	Vynide®

Employees

We believe that we maintain a stable, experienced and productive workforce, currently employing a total of 393 employees.

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

We spent $1,653,234 in 2018 and $1,940,671 in 2017 for research and development.

Compliance with Environmental Laws

We believe that we are in substantial compliance with applicable environmental laws and regulations.  We have not needed to make any material expenditure to maintain such compliance during the past two fiscal years. However, during 2018 we invested approximately $1.7 million at our Earby facility for a regenerative thermal oxidizer (RTO) to enhance the treatment of exhaust air.

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

The Tax Cuts and Jobs Act

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act, which significantly changed existing U.S. tax laws that affect our business. These changes included, but were not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, imposing a one-time transition tax on deemed repatriation of deferred foreign income and changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. See Note 11 in Part II, Item 8 of this Form 10-K for further discussion.

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

We also lease our production facility in West Craven Business Park, Earby, Barnoldswick, Lancashire, England. The term of the lease extends to March 3, 2039. This facility consists of approximately 250,000 square feet.  Major equipment at the production facility includes various compound department mixers and holding tanks, three coating lines, four gravure printers, one water based printer, one embosser, one calender, three laminators, one airing-off/relaxer, one perforating process, two paneling machines, and four inspection frames.

During the fourth quarter of 2018, the Company decided that it would de-commission the equipment used in the calender operations at its U.K. subsidiary and, as a result, recorded a $510,230 impairment charge for the assets used in these operations. The Company decided that it would no longer offer the calendered product after determining that these operations could not be economically modernized.

Our executive and sales offices occupy approximately 9,010 square feet of premises in Sarasota, Florida under a lease that extends to May 31, 2023.

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

As of March 4, 2019 there were 750 stockholders of record of our Common Stock.

Quarter	High Bid	Low Bid

First Quarter 2017	$3.80	$2.10
Second Quarter 2017	$3.54	$3.00
Third Quarter 2017	$3.25	$2.25
Fourth Quarter 2017	$2.45	$1.14
First Quarter 2018	$2.00	$1.00
Second Quarter 2018	$2.04	$1.10
Third Quarter 2018	$1.75	$1.17
Fourth Quarter 2018	$1.50	$1.03

On March 11, 2019, the high and low prices for shares of our Common Stock in the over-the-counter market, as reported by NASD.OTC.BB were both $1.05 per share.

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

Transfer Agent

The Transfer Agent for the Common Stock of the Company is Continental Stock Transfer and Trust Company, 17 Battery Place, New York, NY 10004.

Recent Sales of Unregistered Securities

None.

 There were no repurchases by the Company of its securities during the fourth quarter of fiscal 2018.

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

The Company and its subsidiaries have adopted a 52/53-week fiscal year ending on the Sunday nearest to December 31. The years ended December 30, 2018 and December 31, 2017 were both 52-week years.

Our Earby, England operation’s functional currency is the British Pound Sterling and has sales and purchases transactions that are denominated in currencies other than the Pound Sterling, principally the Euro. Approximately 31% of the Company’s global revenues and 33% of its global raw material purchases are derived from these Euro transactions.

The average year-to-date exchange rate for the Pound Sterling to the U.S. Dollar was approximately 3.7% higher and the average exchange rate for the Euro to the Pound Sterling was approximately 1.0% higher in 2018 compared to 2017. These exchange rate changes had the effect of increasing net sales by approximately $2.2 million for the year ended December 30, 2018. The overall currency effect on the Company’s net loss was a positive amount of approximately $5,000 for the year ended December 30, 2018.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act, which significantly changed existing U.S. tax laws that affect our business. These changes included, but were not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, imposing a one-time transition tax on deemed repatriation of deferred foreign income and changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. See Note 11 in Part II, Item 8 of this Form 10-K for further discussion.

Year Ended December 30, 2018 Compared to the Year Ended December 31, 2017

The following table sets forth, for the year ended December 30, 2018 (“year ended 2018”) and December 31, 2017 (“year ended 2017”), certain operations data including their respective percentage of net sales:

	Year Ended
	December 30, 2018		December 31, 2017		Change	% Change

Net Sales	$99,560,721	100.0%	$98,138,060	100.0%	$1,422,661	1.4%
Cost of Sales	82,622,952	83.0%	79,726,380	81.2%	2,896,572	3.6%
Gross Profit	16,937,769	17.0%	18,411,680	18.8%	(1,473,911)	-8.0%
Operating Expenses:
Selling	4,697,627	4.7%	5,113,726	5.2%	(416,099)	-8.1%
General and administrative	7,038,725	7.1%	6,812,448	6.9%	226,277	3.3%
Research and development	1,653,234	1.7%	1,940,671	2.0%	(287,437)	-14.8%
Other operating expenses	510,230	0.5%	-	0.0%	510,230	-
Total Operating Expenses	13,899,816	14.0%	13,866,845	14.1%	32,971	0.2%
Operating Income	3,037,953	3.1%	4,544,835	4.6%	(1,506,882)	-33.2%
Interest expense	(1,886,886)	-1.9%	(1,654,719)	-1.7%	(232,167)	14.0%
Other expense	(96,662)	-0.1%	(81,211)	-0.1%	(15,451)	19.0%
Income before Taxes	1,054,405	1.1%	2,808,905	2.9%	(1,754,500)	-62.5%
Tax provision (benefit)	(192,392)	-0.2%	2,916,118	3.0%	(3,108,510)	<-100%
Net Income (Loss)	1,246,797	1.3%	(107,213)	-0.1%	1,354,010	<-100%
Preferred dividends	(3,105,983)	-3.1%	(2,994,917)	-3.1%	(111,066)	3.7%
Net Loss Allocable to Common Shareholders	$(1,859,186)	-1.9%	$(3,102,130)	-3.2%	$1,242,944	-40.1%

Revenue

Total revenue for the year ended 2018 increased $1,422,661 or 1.4% to $99,560,721 from $98,138,060 for the year ended 2017. Excluding the positive currency effect of the exchange rates, total revenue would have decreased by approximately $739,000 or 0.75%. U.S. automotive sales for the year ended 2018 increased 3.3% compared to the year ended 2017. The year ended 2018 results for the U.S. market started out in a negative position compared to 2017 as the U.S. automotive manufacturers had reset their production levels in the later part of 2017 to reduce inventories caused by the softening in the 2017 U.S. automotive market. Our U.S. sales decline over the prior year occurred during the first four months of 2018 and was offset by increases during the last eight months of 2018 as we saw improvements in the revenues of several existing programs as well as revenues from new programs that were ramping up during fiscal 2018. European automotive sales declined by 5.3%, excluding the currency adjustment, as the European automotive market saw a general decline versus the prior year period where sales declines in our established programs were partially offset by increases in new programs introduced in the prior year. Sales for the industrial sector increased 5.3% (4.5% before currency effect) as sales from the non-automotive transportation markets in both the U.S. and European markets saw significant improvements over 2017. The contract sales lead by the U.S. market saw significant improvements over 2017 principally from the addition of new program awards.

Gross Profit

Total gross profit for the year ended 2018 decreased $1,473,911 or 8.0% to $16,937,769 from $18,411,680 for the year ended 2017. The gross profit percentage was 17.0% of sales for the year ended 2018 compared to 18.8% for the year ended 2017. Gross profit amount and percentage continue to be negatively impacted by rising raw material prices and the effects of product mix as the percentage of higher margin programs had declined compared to the prior year. To offset raw material price increases, the Company increased prices in December 2017 in several of its markets and initiated another increase to go into effect during the first quarter of 2019. The decrease in gross profit was partially offset by a positive net currency effect of $393,000.

Operating Expenses

Selling expenses for the year ended 2018 decreased $416,099 or 8.1% to $4,697,627 from $5,113,726 for the year ended 2017. The Company pays commissions only on certain U.K. automotive programs. In conjunction with the decline in total automotive sales in the U.K. for the year ended 2018, there was a decrease in commissionable sales. The decrease in selling expense for the year ended 2018 was principally attributable to the lower commissions related to these sales. This decrease was partially offset by the unfavorable currency effect of $102,000.

General and administrative expenses for the year ended 2018 increased $226,277 or 3.3% to $7,038,725 from $6,812,448 for the year ended 2017. This increase was attributable to higher employee costs and other administrative expenses for the year ended 2018 compared to the year ended 2017. Also contributing to the increase was the unfavorable currency effect of $171,000.

Research and development expenses for the year ended 2018 decreased $287,437 or 14.8% to $1,653,234 from $1,940,671 for the year ended 2017. The decrease was principally attributable to a reduction in payroll and other costs. Partially offsetting the decrease was the unfavorable currency effect of $28,000.

Other operating expenses for the year ended 2018 reflected a $510,230 impairment charge for assets used in the calender operations at the Company’s U.K. subsidiary. During the fourth quarter of 2018, the Company decided that it would de-commission the equipment and no longer offer the calendered product after determining that these operations could not be economically modernized.

Operating Income

Operating income for the year ended 2018 decreased $1,506,882 or 33.2% to $3,037,953 from $4,544,835 for the year ended 2017. The operating income percentage was 3.1% of sales for the year ended 2018 compared to 4.6% for the year ended 2017. Operating income decreased primarily from the decrease in gross profit and the $510,230 impairment charge for the calender equipment. Excluding the impairment charge, operating expenses would have declined $477,259 for the year ended 2018 compared to 2017.

Interest Expense

Interest expense for the year ended 2018 increased $232,167 or 14.0% to $1,886,886 from $1,654,719 for the year ended 2017. The increase was primarily due to new equipment purchases and higher interest rates on LIBOR and prime during the year ended 2018 partially offset by debt repayments compared to the year ended 2017.

Other Expense

Other expense for the year ended 2018 increased $15,451 or 19.0% to $96,662 from $81,211 for the year ended 2017. Included in other expense are the currency gains and losses recognized on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros as these currencies fluctuated during the year. In addition, the Company recognizes gains and losses from the change in fair values on its foreign currency exchange contracts. Also included in other expense are other non-operating income and expenses such as dividends received on insurance policies.

Tax Provision (Benefit)

For the year ended 2018, the tax benefit was $192,392 as compared to a tax provision of $2,916,118 for the year ended 2017. Included in the tax provision for 2017 was $1,937,070 related to write-downs of the Company’s U.S. deferred tax assets due to a reduction in our marginal tax rate from 34% to 21%. The marginal tax rate was reduced by the Tax Cuts and Jobs Act. Also included in the tax provision for 2017 was $941,960 in tax expense related to a one-time transition tax on deemed repatriation of deferred foreign income imposed by the Tax Cuts and Jobs Act. Under the Tax Cuts and Jobs Act, an election was available to pay the repatriation tax in eight installments, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. However, the Company used a portion of its net operating loss carryforward to offset the repatriation tax owed.

Based on management’s review at December 30, 2018 and December 31, 2017, it was determined that a valuation allowance for the Company’s deferred tax assets was not required since it was more likely than not that the deferred tax assets would be realized.

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

 Liquidity and Sources of Capital

Cash, as it is needed, is provided by using the Company’s lines of credit. These lines provide for a total borrowing commitment in excess of $42,000,000 subject to the underlying borrowing base specified in the agreements.  Of the total outstanding borrowings of $19,325,116 at December 30, 2018, $14.6 million of the lines bears interest at LIBOR or the Eurodollar rate plus a range of 1.95% to 2.45%, depending on the underlying borrowing base, or, at our option, at the bank's prime or base lending rate and $4.7 million bears interest at the bank’s prime or base lending rate which was 5.50% at December 30, 2018.  At December 30, 2018, the lines provided an additional availability of approximately $1.3 million.  We plan to use the availability under the lines of credit at year-end 2018 and cash provided by operating activities to finance our cash needs for fiscal 2019. The balances due under the lines of credit are recorded as current liabilities on the Consolidated Balance Sheets.

Given our capital resources in the U.S. and the potential for increased investment and acquisitions in foreign jurisdictions, we did not have a history of repatriating a significant portion of our foreign cash. Accordingly, we had not recognized a deferred tax liability for these unremitted earnings. However, as discussed previously, the Tax Cuts and Jobs Act imposed a one-time transition tax on deemed repatriation of deferred foreign income. For the year ended 2017, the Company recorded $941,960 in tax expense related to this repatriation tax. In the event that we decide to repatriate these foreign amounts to fund U.S. operations, the Company will not be required to pay any additional U.S. tax related to these amounts.

The ratio of current assets to current liabilities, including the amount due under our lines of credit, was 0.97 at December 30, 2018 and 1.03 at December 31, 2017.

Cash balances decreased $238,478, after the effects of currency translation of $(62,365), to $1,028,841 at December 30, 2018 from $1,267,319 at December 31, 2017.  Of the above noted amounts, $923,071 and $1,152,039 were held outside the U.S. by our foreign subsidiaries as of December 30, 2018 and December 31, 2017, respectively.

Cash provided by operations was $5,224,659 for the year ended 2018 as compared to $5,562,511 for the year ended 2017. For 2018, cash provided by operations was primarily due to net income of $1,246,797 and adjustments for non-cash items of $3,109,868. For 2017, cash provided by operations was primarily due to adjustments for non-cash items of $4,818,133. The non-cash items were principally the impairment loss and depreciation expense for 2018 and deferred taxes and depreciation expense for 2017. These amounts were further adjusted by cash flows related to changes in working capital of $1,088,600 and $925,378 for 2018 and 2017, respectively, and changes in other assets and liabilities of $(220,606) and $(73,787) for 2018 and 2017, respectively.

Cash used in investing activities was $3,856,835 for the year ended 2018 as compared to $2,894,081 for the year ended 2017. During 2018 and 2017, cash used in investing activities was principally for purchases of machinery and equipment at our manufacturing locations. Included in cash used in investing activities were changes in company owned life insurance. The net change of ($131,175) for 2018 included a $134,574 increase in cash surrender value net of proceeds from the sale of a life insurance policy of $3,339. The net change of $266,558 for 2017 included a $395,322 increase in cash surrender value net of proceeds from policy loans of $661,880.

For the year ended 2018, cash used in financing activities was $1,543,937 as compared to $2,821,799 for the year ended 2017. Included in cash used in financing activities were preferred dividend payments of $3,089,294 and $2,969,722 during the years ended 2018 and 2017, respectively. During the year ended 2018, we drew $1,497,696 on an equipment finance commitment from our bank to finance asset purchases made by us in the current and prior year. Also impacting cash used in financing activities for the years ended 2018 and 2017 were net advances on lines of credit of $1,075,443 and $1,404,391, respectively.

Our credit agreements contain customary affirmative and negative covenants. We were in compliance with our debt covenants as of December 30, 2018 and through the date of filing of this report.

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

Revenue Recognition

Revenue is recognized when obligations under the terms of a contract with a customer are satisfied, which includes the control of products transferring to the customer. For Uniroyal, this generally occurs when products are shipped and, for UGL, this generally occurs when the customer accepts delivery either at the Company’s U.K. facility or at a mutually agreed upon location. Revenue is measured as the amount of consideration the Company expects to receive in exchange for products transferred to the customer. Based on historical results and analysis, we estimate and calculate provisions for customer rebates and sales returns and allowances and record these estimated amounts as an offset to revenue in the same period the related revenue is recognized.

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

We follow ASC 740 Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities (temporary differences) using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change. We have a federal net operating loss carryforward of approximately $12.7 million as of December 30, 2018, which expires in years beginning 2022 through 2034. As a result of these loss carryforwards, we have deferred tax assets in the amount of $2,899,634. Based on management’s review at December 30, 2018 and December 31, 2017, it was determined that a valuation allowance was not required since it was more likely than not that the deferred tax assets would be realized.

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

Recent Accounting Standards

See Note 1 to the Consolidated Financial Statements for a discussion on accounting standards that the Company adopted during 2018 and on those recently issued but not yet required to be adopted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Uniroyal Global Engineered Products, Inc.

Sarasota, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Uniroyal Global Engineered Products, Inc. and subsidiaries (the "Company") as of December 30, 2018 and December 31, 2017, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Frazier & Deeter, LLC

Tampa, Florida

March 18, 2019

We have served as the Company's auditor since 2010.

Uniroyal Global Engineered Products, Inc.

Consolidated Balance Sheets

ASSETS	December 30, 2018	December 31, 2017
CURRENT ASSETS
Cash and cash equivalents	$1,028,841	$1,267,319
Accounts receivable, net	12,422,330	15,167,468
Inventories, net	19,460,260	19,769,662
Other current assets	965,520	846,362
Related party receivable	20,118	37,116
Total Current Assets	33,897,069	37,087,927
PROPERTY AND EQUIPMENT, NET	18,878,949	17,289,058

OTHER ASSETS
Intangible assets	3,217,997	3,295,896
Goodwill	1,079,175	1,079,175
Other long-term assets	3,693,367	3,902,246
Total Other Assets	7,990,539	8,277,317
TOTAL ASSETS	$60,766,557	$62,654,302

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued in excess of bank balance	$855,210	$686,640
Lines of credit	19,325,116	19,340,468
Current maturities of long-term debt	1,369,967	1,155,490
Current maturities of capital lease obligations	388,862	408,425
Accounts payable	9,335,235	10,358,761
Accrued expenses and other liabilities	3,326,291	3,594,684
Related party obligation	84,154	286,955
Current portion of postretirement benefit liability - health and life	139,095	143,287
Total Current Liabilities	34,823,930	35,974,710

LONG-TERM LIABILITIES
Long-term debt, less current portion	3,967,754	2,467,433
Capital lease obligations, less current portion	109,446	531,218
Related party lease financing obligation	2,613,717	2,153,327
Long-term debt to related parties	2,990,655	2,765,655
Postretirement benefit liability - health and life, less current portion	2,101,892	2,547,076
Other long-term liabilities	653,653	822,492
Total Long-Term Liabilities	12,437,117	11,287,201
Total Liabilities	47,261,047	47,261,911

STOCKHOLDERS' EQUITY
Preferred units, Series A UEP Holdings, LLC, 200,000 units issued and outstanding ($100 issue price)	617,571	617,571
Preferred units, Series B UEP Holdings, LLC, 150,000 units issued and outstanding ($100 issue price)	463,179	463,179
Preferred stock, Uniroyal Global (Europe) Limited, 50 shares issued and outstanding ($1.51 stated value)	75	75
Common stock, 95,000,000 shares authorized ($.001 par value) 18,690,030 shares issued and outstanding as of both December 30, 2018 and December 31, 2017	18,690	18,690
Additional paid-in capital	35,244,770	34,944,972
Accumulated deficit	(22,136,130)	(20,276,944)
Accumulated other comprehensive loss	(702,645)	(375,152)
Total Stockholders' Equity	13,505,510	15,392,391
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,766,557	$62,654,302

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Operations

	Years Ended
	December 30, 2018	December 31, 2017

NET SALES	$99,560,721	$98,138,060

COST OF GOODS SOLD	82,622,952	79,726,380

Gross Profit	16,937,769	18,411,680

OPERATING EXPENSES:
Selling	4,697,627	5,113,726
General and administrative	7,038,725	6,812,448
Research and development	1,653,234	1,940,671
Other operating expenses	510,230	-
OPERATING EXPENSES	13,899,816	13,866,845

Operating Income	3,037,953	4,544,835

OTHER EXPENSE:
Interest and other debt related expense	(1,886,886)	(1,654,719)
Other expense	(96,662)	(81,211)
Net Other Expense	(1,983,548)	(1,735,930)

INCOME BEFORE TAX PROVISION	1,054,405	2,808,905

TAX PROVISION (BENEFIT)	(192,392)	2,916,118

NET INCOME (LOSS)	1,246,797	(107,213)

Preferred stock dividend	(3,105,983)	(2,994,917)

NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(1,859,186)	$(3,102,130)

LOSS PER COMMON SHARE:
Basic	$(0.10)	$(0.17)
Diluted	$(0.10)	$(0.17)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	18,690,030	18,704,773
Diluted	18,690,030	18,704,773

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Comprehensive Loss

	Years Ended
	December 30, 2018	December 31, 2017

NET INCOME (LOSS)	$1,246,797	$(107,213)

OTHER COMPREHENSIVE INCOME (LOSS):
Minimum benefit liability adjustment	271,836	330,880
Foreign currency translation adjustment	(599,329)	972,454
OTHER COMPREHENSIVE INCOME (LOSS)	(327,493)	1,303,334

COMPREHENSIVE INCOME	919,304	1,196,121

Preferred stock dividend	(3,105,983)	(2,994,917)

COMPREHENSIVE LOSS TO COMMON SHAREHOLDERS	$(2,186,679)	$(1,798,796)

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statement of Changes in Stockholders' Equity

For the Years Ended December 30, 2018 and December 31, 2017

	UEPH Series A		UEPH Series B		UGEL Preferred		Common Stock		Additional Paid In	Accumulated	Accumu- lated Other Compre- hensive Income
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Total Equity
Balance January 1, 2017	200,000	$617,571	150,000	$463,179	50	$75	18,727,782	$18,728	$34,653,894	$(17,174,814)	$(1,678,486)	$16,900,147
Net loss	-	-	-	-	-	-	-	-	-	(107,213)	-	(107,213)
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	1,303,334	1,303,334
Stock-based compensation expense	-	-	-	-	-	-	-	-	405,280	-	-	405,280
Treasury shares purchased at cost and retired	-	-	-	-	-	-	(37,752)	(38)	(114,202)	-	-	(114,240)
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(2,994,917)	-	(2,994,917)
Balance December 31, 2017	200,000	617,571	150,000	463,179	50	75	18,690,030	18,690	34,944,972	(20,276,944)	(375,152)	15,392,391
Net income	-	-	-	-	-	-	-	-	-	1,246,797	-	1,246,797
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(327,493)	(327,493)
Stock-based compensation expense	-	-	-	-	-	-	-	-	299,798	-	-	299,798
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(3,105,983)	-	(3,105,983)
Balance December 30, 2018	200,000	$617,571	150,000	$463,179	50	$75	18,690,030	$18,690	$35,244,770	$(22,136,130)	$(702,645)	$13,505,510

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Cash Flows

	Years Ended
CASH FLOWS FROM OPERATING ACTIVITIES	December 30, 2018	December 31, 2017

Net income (loss)	$1,246,797	$(107,213)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	2,168,101	1,866,322
Stock-based compensation expense	299,798	405,280
Deferred tax expense	165,240	2,515,208
Impairment loss on equipment	510,230	-
Amortization of intangible assets	27,504	20,004
Loss on disposal of property and equipment	58,319	11,319
Noncash postemployment health and life benefit	(119,324)	-
Changes in assets and liabilities:
Accounts receivable	2,253,452	262,835
Inventories	(218,434)	(2,005,565)
Other current assets	(164,357)	414,281
Related party receivable	16,998	54,538
Other long-term assets	128,505	(18,240)
Accounts payable	(636,595)	2,468,604
Accrued expenses and other liabilities	(162,464)	(269,315)
Postretirement benefit liability - health and life	(58,216)	(20,968)
Other long-term liabilities	(290,895)	(34,579)
Cash provided by operating activities	5,224,659	5,562,511

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,725,660)	(3,160,639)
Payments on life insurance policies, net of policy loan activity	(131,175)	266,558
Cash used in investing activities	(3,856,835)	(2,894,081)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in checks issued in excess of bank balance	168,570	7,146
Net advances on lines of credit	1,075,443	1,404,391
Payments on long-term debt	(835,120)	(608,947)
Proceeds from issuance of long-term debt	1,497,696	-
Payments on capital lease obligations	(403,821)	(386,145)
Net change in related party obligation	42,589	(154,282)
Payment of preferred stock dividends	(3,089,294)	(2,969,722)
Purchase and retirement of treasury stock	-	(114,240)
Cash used in financing activities	(1,543,937)	(2,821,799)
Net change in cash and cash equivalents	(176,113)	(153,369)
Cash and cash equivalents - beginning of period	1,267,319	1,321,586
Effects of currency translation on cash and cash equivalents	(62,365)	99,102

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,028,841	$1,267,319

See Note 2 for noncash transactions and supplemental disclosure of cash flow information.

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 30, 2018 and December 31, 2017

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

The Company and its subsidiaries have adopted a 52/53-week fiscal year ending on the Sunday nearest to December 31. The years ended December 30, 2018 and December 31, 2017 were both 52-week years.

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

As of and for the Years Ended December 30, 2018 and December 31, 2017

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

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts, returns and discounts of $283,560 and $282,289 as of December 30, 2018 and December 31, 2017, respectively. Accounts receivable are recorded when obligations under the terms of a contract with a customer are satisfied, which includes the control of products transferring to the customer. See Note 23 for further discussion.

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

Customer Rebates

The Company records customer rebates as a reduction of net sales. Accounts receivable are recorded net of an allowance for customer rebates of $90,288 and $96,044 as of December 30, 2018 and December 31, 2017, respectively.

Inventories

Inventories are valued at the lower of cost using the first-in, first-out (FIFO) method, or market. The Company and its subsidiaries have policies which are consistently applied to maintain reserves for obsolescence based on specific identification or a percentage of the amount on hand based on inventory aging.

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

Cash Surrender Value of Insurance Policies

Cash surrender value of insurance policies is valued at the cash surrender value of the contract as determined by the life insurance company. The cash value of the insurance policies totaled $420,404 and $864,320 as of December 30, 2018 and December 31, 2017, respectively. During the fourth quarter of 2017, the Company obtained loans against the cash value of certain of these insurance policies. At December 30, 2018 and December 31, 2017, these insurance policy loans totaled $211,790 and $661,880, respectively, and had a weighted average interest rate of 3.59% and 3.87%, respectively. Interest is accrued and paid quarterly. Each loan (and applicable accrued interest) can be repaid at any time. Any loan (or interest) outstanding at the time of settlement will reduce the proceeds payable under the policies. The cash value of the insurance policies, net of policy loans, is included in other long-term assets in the accompanying Consolidated Balance Sheets.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 30, 2018 and December 31, 2017

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

Impairment of Finite-Lived Long-Lived Assets

The Company reviews long-lived assets, including property, equipment, and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset. During the fourth quarter of 2018, the Company recorded a $510,230 impairment charge for assets used in the calender operations at the Company’s U.K. subsidiary. The Company decided that it would de-commission the equipment and no longer offer the calendered product after determining that these operations could not be economically modernized.

Goodwill and Intangible Indefinite-Lived Assets

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired. Trademarks are recorded at estimated fair value at the date they were acquired in certain business acquisitions. To the extent it has been determined that the carrying value of goodwill or trademarks is not recoverable and is in excess of its fair value, an impairment loss is recognized. Impairment is reviewed annually. No impairment loss was deemed necessary as of December 30, 2018 or December 31, 2017.

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

The Company's tax returns for tax years 2015 and thereafter are subject to examination by taxing authorities. The Company records interest and penalties associated with uncertain tax positions related to these tax filings as interest expense. For the years ended December 30, 2018 and December 31, 2017, the Company has recorded no expense for interest or penalties.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 30, 2018 and December 31, 2017

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

The Company uses foreign currency exchange contracts which are recorded at their estimated fair values in the accompanying Consolidated Balance Sheets. The fair values of the contracts at December 30, 2018 and December 31, 2017 were a net liability of $26,814 included in other current liabilities and a net asset of $13,292 included in other current assets, respectively. The fair values of the currency exchange contracts are based upon observable market transactions of spot and forward rates.

For the fiscal year ended December 30, 2018, there have been no changes in the application of valuation methods applied to similar assets and liabilities.

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

Level 1 -	Inputs to the valuation methodology are unadjusted quoted market prices for identical assets in active markets that the Company has the ability to access.

Level 2 -	Observable market based inputs or unobservable inputs that are corroborated by market data. Inputs to the valuation methodology include:

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 30, 2018 and December 31, 2017

>	quoted prices for similar assets or liabilities in active markets;
>	quoted prices for identical or similar assets or liabilities in inactive markets;
>	inputs other than quoted prices that are observable for the asset or liability;
>	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 -	Unobservable inputs that are unobservable and not corroborated by market data.

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

Revenue Recognition

Revenue is recognized when obligations under the terms of a contract with a customer are satisfied, which includes the control of products transferring to the customer. For Uniroyal, this generally occurs when products are shipped and, for UGL, this generally occurs when the customer accepts delivery either at the Company’s U.K. facility or at a mutually agreed upon location. Revenue is measured as the amount of consideration the Company expects to receive in exchange for products transferred to the customer. Based on historical results and analysis, we estimate and calculate provisions for customer rebates and sales returns and allowances and record these estimated amounts as an offset to revenue in the same period the related revenue is recognized. See Note 23 for further discussion.

Shipping and Handling Costs

Shipping and handling costs charged to customers and the costs incurred by the Company are netted. Shipping and handling costs incurred by the Company for purchases are included in cost of goods sold.

Warranties

The Company warrants that the materials and workmanship of its products will meet customer specifications. The Company estimates its accrued warranty expenses based upon prior warranty claims experience. Accrued warranty expenses were not material as of December 30, 2018 and December 31, 2017.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 30, 2018 and December 31, 2017

Advertising

Advertising costs, other than promotional materials, are charged to expense as incurred. Promotional materials are expensed as they are distributed. Advertising expense was $185,496 and $209,865 for the years ended December 30, 2018 and December 31, 2017, respectively. As of December 30, 2018 and December 31, 2017, $113,927 and $134,269, respectively, of promotional materials were included in other long-term assets in the accompanying consolidated financial statements.

Research and Development

Research and development costs are charged to expense as incurred. Research and development expense was $1,653,234 and $1,940,671 for the years ended December 30, 2018 and December 31, 2017, respectively.

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

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board issued a new standard, Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers." Under ASU 2014-09, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard on January 1, 2018 using the modified retrospective method. This required an adjustment to the opening balance of retained earnings to reflect the cumulative effect of initially applying the new standard to contracts that were not complete as of the adoption date. A contract that was not complete is defined as one for which all of the revenue was not recognized as of the adoption date. The Company did not record an adjustment to retained earnings since all of its contracts were considered complete before the adoption date. The Company elected the practical expedient of recognizing the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset is one year or less. Generally, the amortization period of the Company’s commission expense would be less than one year. The adoption of this standard for the year ended December 30, 2018 did not have a significant effect on the Company’s consolidated financial position, results of operations and cash flows.

On February 25, 2016, the Financial Accounting Standards Board issued a new standard, ASU No. 2016-02, “Leases” and on July 30, 2018, it issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. The Company adopted this standard effective December 31, 2018 and elected to recognize leases at the adoption date. The Company did not recognize a cumulative-effect adjustment to the opening balance of retained earnings since its recognition of expenses relating to leases under current GAAP is the same as it was under previous GAAP. The Company continues its process of evaluating how significant the impact of the adoption of this standard will be on the year ending December 29, 2019 as it recognizes lease assets and lease liabilities related to its operating leases. The Company anticipates that its total assets and liabilities will increase by approximately $5.7 million as it records previously unrecorded operating leases. However, the Company does not anticipate that there will be any significant impact on its results of operations and cash flows.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 30, 2018 and December 31, 2017

On August 26, 2016, the Financial Accounting Standards Board issued a new standard, ASU No. 2016-15, “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” The new standard applies to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted this standard on January 1, 2018. The adoption of this standard for the year ended December 30, 2018 did not have a significant effect on the Company’s consolidated financial position, results of operations and cash flows.

On January 26, 2017, the Financial Accounting Standards Board issued a new standard, ASU No. 2017-04, “Intangibles – Goodwill and Other – Simplifying the Test for Goodwill Impairment.” The new standard modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. It will be effective for the Company on December 30, 2019. The Company is currently evaluating the effects this standard will have, if any, on its consolidated financial position, results of operations and cash flows.

On May 10, 2017, the Financial Accounting Standards Board issued a new standard, ASU No. 2017-09, “Compensation – Stock Compensation – Scope of Modification Accounting.” The new standard clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. The Company adopted this standard on January 1, 2018. The adoption of this standard for the year ended December 30, 2018 did not have a significant effect on the Company’s consolidated financial position, results of operations and cash flows.

On August 28, 2017, the Financial Accounting Standards Board issued a new standard, ASU No. 2017-12, “Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities.” The objective of this new standard is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities and to simplify the application of the hedge accounting guidance in current GAAP. The Company adopted this standard effective December 31, 2018. Since the Company currently does not have any derivatives that are a part of a hedging relationship, the adoption of this standard for the year ending December 29, 2019 is not expected to have a significant effect on the Company’s consolidated financial position, results of operations and cash flows.

On August 28, 2018, the Financial Accounting Standards Board issued a new standard, ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The new standard modifies the disclosure requirements on fair value measurements in Topic 820, “Fair Value Measurement.” Certain requirements were removed such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, certain requirements were modified and certain disclosures were added such as the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period. This standard will be effective for the Company on December 30, 2019. The Company is currently evaluating the effects this standard will have, if any, on its consolidated financial position, results of operations and cash flows.

On August 29, 2018, the Financial Accounting Standards Board issued a new standard, ASU No. 2018-15, “Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The new standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). This includes determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense, and expensing the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The standard also provides guidance on financial statement presentation. This standard will be effective for the Company on December 30, 2019. Since the Company currently does not have any implementation costs associated with internal-use software, the adoption of this standard is not expected to have a significant effect on the Company’s consolidated financial position, results of operations and cash flows.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 30, 2018 and December 31, 2017

On October 25, 2018, the Financial Accounting Standards Board issued a new standard, ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” The new standard permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. Including the OIS rate based on SOFR provides a preferred alternative reference rate in the United States to the U.S. dollar (USD) London Interbank Offered Rate (LIBOR) swap rate. The Company adopted this standard effective December 31, 2018, concurrently with the amendments in ASU 2017-12. The adoption of this standard for the year ending December 29, 2019 is not expected to have a significant effect on the Company’s consolidated financial position, results of operations and cash flows.

The Tax Cuts and Jobs Act

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act, which significantly changed existing U.S. tax laws that affect the Company’s business. These changes included, but were not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, imposing a one-time transition tax on deemed repatriation of deferred foreign income and changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. See Note 11 for further discussion.

Subsequent Events

The Company has evaluated subsequent events occurring through the date that the financial statements were issued, for events requiring recording or disclosure in the December 30, 2018 financial statements. There were no material events or transactions occurring during this period requiring recognition or disclosure.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 30, 2018 and December 31, 2017

NOTE 2 - Noncash Transactions and Supplemental Disclosure of Cash Flow Information

During the year ended December 30, 2018, the Company reduced its borrowings on its lines of credit with additional borrowings of $925,657 on its term loan with Wells Fargo Capital Finance, LLC. During the years ended December 30, 2018 and December 31, 2017, the Company paid down $395,086 and $384,792, respectively, of its term loans using available borrowings on its various lines of credit.

During the years ended December 30, 2018 and December 31, 2017, the Company entered into several new equipment leases and financing obligations with fair values of $1,195,136 and $1,686,696, respectively, which are accounted for as capital assets. The fair values were added to property and equipment and a corresponding amount to capital lease or financing obligations.

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

Supplemental disclosure of cash paid for the years ended:

	December 30, 2018	December 31, 2017

Interest expense	$1,828,208	$1,664,638

Income taxes	$-	$360,850

NOTE 3 - Inventories

Inventories consist of the following:

	December 30, 2018	December 31, 2017

Raw materials	$5,863,762	$5,572,253
Work-in-process	5,040,582	5,342,359
Finished goods	10,049,567	10,377,480
	20,953,911	21,292,092
Less: Allowance for inventory obsolescence	(1,493,651)	(1,522,430)

Total Inventories	$19,460,260	$19,769,662

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 30, 2018 and December 31, 2017

NOTE 4 - Property and Equipment

The major categories of property and equipment are summarized as follows:

	Depreciable Lives	December 30, 2018	December 31, 2017
Building and building improvements	8 – 25 yrs.	$1,355,238	$732,086
Machinery and equipment	8 - 10 yrs.	30,106,102	27,244,195
Computer equipment	3 - 10 yrs.	1,469,300	1,399,851
Furniture and fixtures	7 - 10 yrs.	190,601	173,904
Real estate under lease	20 yrs.	2,375,914	2,165,914
Construction-in-progress	-	90,660	97,605

Total Property and Equipment		35,587,815	31,813,555

Less: Accumulated depreciation		(16,708,866)	(14,524,497)

Net Property and Equipment		$18,878,949	$17,289,058

The balance of accumulated depreciation at December 30, 2018 reflected an impairment charge of $510,230 for assets used in the calender operations at the Company’s U.K. subsidiary. During the fourth quarter of 2018, the Company decided that it would de-commission the equipment and no longer offer the calendered product after determining that these operations could not be economically modernized.

NOTE 5 - Intangible Assets

Intangible assets are summarized as follows:

	Amortizable Lives	December 30, 2018	December 31, 2017

Trademarks and trade names	Indefinite	$3,148,830	$3,274,225
Other	5 years	69,167	21,671

Total Intangible Assets		$3,217,997	$3,295,896

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 30, 2018 and December 31, 2017

NOTE 6 – Other Long-term Assets

Other long-term assets consist of the following:

	December 30, 2018	December 31, 2017

Deferred tax asset	$2,899,634	$3,167,092
Other	793,733	735,154

Total Other Long-term Assets	$3,693,367	$3,902,246

NOTE 7 – Other Long-term Liabilities

Other long-term liabilities consist of the following:

	December 30, 2018	December 31, 2017

Deferred tax liability	$640,219	$793,145
Other	13,434	29,347

Total Other Long-term Liabilities	$653,653	$822,492

NOTE 8 - Lines of Credit

The Company’s Uniroyal subsidiary has available a $30,000,000 revolving line of credit financing agreement with Wells Fargo Capital Finance, LLC, which matures on June 15, 2023. Interest is payable monthly at the Eurodollar rate plus 2.25% or Wells Fargo Capital Finance, LLC's prime rate at the Company's election on outstanding balances up to $6,000,000 and prime rate on amounts in excess of $6,000,000. The line of credit weighted average interest rate including unused facility fees was approximately 5.30% as of December 30, 2018. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable, inventories and equipment. The line of credit is secured by substantially all of Uniroyal's assets and includes certain financial and restrictive covenants. The Company was in compliance with these covenants as of December 30, 2018.

The outstanding balance on the line of credit (“Uniroyal Line of Credit”) was $10,713,318 and $10,376,881 as of December 30, 2018 and December 31, 2017, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying Consolidated Balance Sheets.

The Company’s U.K. subsidiary has available a £10,000,000 (approximately $12.7 million) revolving line of credit financing agreement with Lloyds Bank Commercial Finance Limited (“U.K. Line of Credit”) which is subject to a six-month notice by either party. The line has several tranches based on currency or underlying security. Interest is payable monthly at the base rate (U.K. LIBOR or Lloyds Bank Base Rate as published) plus 1.95% to 2.45% depending on the tranche. The line of credit weighted average interest rate was approximately 2.55% as of December 30, 2018. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable and inventories. The line of credit is secured by substantially all of the subsidiary's assets and includes certain financial and restrictive covenants. The Company was in compliance with these covenants as of December 30, 2018.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 30, 2018 and December 31, 2017

The outstanding balance on the U.K. Line of Credit was £6,787,260 and £6,631,172 ($8,611,798 and $8,963,587) as of December 30, 2018 and December 31, 2017, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying Consolidated Balance Sheets.

NOTE 9 - Long-term Debt

Long-term debt consists of the following:

	December 30, 2018	December 31, 2017

Uniroyal term loans with Wells Fargo Capital Finance, LLC, monthly interest only payments at the Eurodollar rate plus 2.25% or Wells Fargo Bank, National Association's prime rate. The term loans' weighted average interest rate was approximately 5.30% as of December 30, 2018. Monthly principal balances are reduced by $26,183 each month, resulting in a conversion, or increase, of the same amount in the line of credit each month (see Note 2). Term loans mature in June 2023 and are secured by substantially all of the Company's assets and include certain financial and restrictive covenants.	$1,413,898	$792,525

Term loan with Lloyds Bank Commercial Finance Limited; issued to the Company’s U.K. subsidiary, at £340,000 (approximately $431,400); payable in 60 monthly payments of £5,667 (approximately $7,190). Interest is payable monthly at the rate of 3.15% above the base rate (U.K. LIBOR); monthly, the principal is reduced by required payment resulting in an increase of the same amount in the line of credit (see Note 2). The loan matures in February 2019 and is secured by substantially all of the subsidiaries’ assets and includes certain financial and restrictive covenants.	14,380	107,238

Financing obligation to Kennet Equipment Leasing payable in monthly installments of £16,636 ($21,108) including interest and principal at a rate of 10.9%. The loan matures in May 2021 and is secured by certain equipment.	451,173	691,830

Note payable to Balboa Capital Corporation; assigned to Wells Fargo, payable in quarterly installments of $37,169 including interest and principal at a rate of 5.72% with the remaining principal due May 2018. The note was secured by certain equipment.	-	73,113

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 30, 2018 and December 31, 2017

Notes payable to Regents Capital Corporation; payable in monthly installments of $3,256-$10,805 including interest and principal at rates of 6.20%-7.41% with the remaining principal due December 2019 – October 2023. The notes are secured by certain equipment.	1,058,305	984,073

Note payable to De Lage Landen Financial Services payable in monthly installments of $2,658 including interest and principal at a rate of 7.35% with the remaining principal due May 2021. The note is secured by certain equipment.	68,208	96,123

Note payable to Ford Motor Credit payable in monthly installments of $849 including interest and principal at a rate of 4.31% with the remaining principal due November 2021. The note is secured by certain equipment.	27,881	36,662

Note payable to Byline Financial Group, payable in monthly installments of $1,999 including interest and principal at a rate of 8.55% with the remaining principal due March 2019. The note is secured by certain equipment.	5,913	28,344

Notes payable to BB&T Equipment Finance Corporation; payable in monthly installments of $4,691-$15,445 including interest and principal at rates of 4.02%-5.12% with the remaining principal due October 2022-May 2023. The notes are secured by certain equipment.	879,600	813,015

Financing obligation to Lloyds Bank Commercial Finance Limited; payable in 60 monthly installments including interest and principal at a rate of 3.50% above the base rate (U.K. LIBOR) beginning one month after construction of the financed equipment is complete. The loan is secured by certain equipment.	1,344,801	-

Note payable to Lloyds Bank Commercial Finance Limited; payable in monthly installments of £1,148 ($1,456) including interest and principal at a rate of 4.23% with the remaining principal due August 2023. The loan is secured by certain equipment.	73,562	-

Totals	5,337,721	3,622,923

Less: Current portion	(1,369,967)	(1,155,490)

Long-Term Portion	$3,967,754	$2,467,433

In January 2018, the Company signed an agreement with Lloyds Bank Commercial Finance Limited (“Lloyds”) whereby Lloyds would advance funds in three tranches to finance the construction and purchase of a regenerative thermal oxidizer to be used in the Company’s U.K. manufacturing facility, with the final tranche to be advanced after the completion of the equipment. The maximum amount of this financing obligation is £1,177,650 or approximately $1,494,200.The balance of this financing obligation at December 30, 2018 was £1,059,885 ($1,344,801), which reflected the first two tranches of funds advanced. Monthly payments will begin one month after the completion of the equipment and will continue over a 60-month period at 3.50% above the base rate (LIBOR).

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 30, 2018 and December 31, 2017

Principal requirements on long-term debt for years ending after December 30, 2018 are as follows:

Totals

2019	$1,369,967
2020	1,311,444
2021	1,133,958
2022	953,930
2023	501,182
Thereafter	67,240

Total	$5,337,721

NOTE 10 - Related Party Obligations

Long-term debt to related parties consists of the following:

	December 30, 2018	December 31, 2017

Senior subordinated promissory notes issued to the Company’s majority shareholder; monthly interest only payments at 9.25%; principal payment of $2,000,000 due on January 15, 2021. The senior subordinated promissory notes are secured by substantially all assets of the Company subject to the notes' subordination to the line of credit and term loans with Wells Fargo Capital Finance, LLC.	$2,000,000	$2,000,000

Senior secured promissory note issued to the Company’s majority shareholder; quarterly interest payments at 10%; principal payment of $765,655 due on January 15, 2021. The note is secured by substantially all the assets of the Company.	765,655	918,786

Subordinated secured promissory note issued to the Company’s majority shareholder; quarterly interest payments at 8%; principal payment of $225,000 due on January 15, 2021. The note is secured by substantially all the assets of the Company.	225,000	-

Totals	2,990,655	2,918,786

Less: Current portion	-	(153,131)

Total Long-term Debt to Related Parties	$2,990,655	$2,765,655

On December 15, 2018, the Company amended its senior subordinated promissory note to the Company’s majority shareholder to change the maturity date to January 15, 2021. Additionally, on December 15, 2018, the Company amended its senior secured promissory note and its subordinated secured promissory note to the Company’s majority shareholder to defer all principal payments to January 15, 2021. No other terms of the notes were changed at that time. The changes became effective December 15, 2018.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 30, 2018 and December 31, 2017

The Company has a lease financing obligation under which it leases its main U.S. manufacturing facility and certain other property from a related party lessor entity, owned by the Company’s majority shareholder. The lease financing obligation accrues interest at 15.64% and currently requires monthly principal and interest payments of $41,357, which are adjusted annually based on the consumer price index. The balance of the related party lease financing obligation at December 30, 2018 reflected changes made to the lease agreement during 2018 in recognition of $565,000 of improvements to the leased facility. The lease financing obligation matures on October 31, 2033. The Company has security deposits aggregating $267,500 held by the lessor entity. The lease financing obligation is shown in the accompanying Consolidated Balance Sheets as Related Party Lease Financing Obligation which consists of the following:

	December 30, 2018	December 31, 2017

Related party lease financing obligation	$2,697,871	$2,162,151

Less: Current portion	(84,154)	(8,824)

Long-Term Portion	$2,613,717	$2,153,327

The current portions of the long-term debt to related parties and the related party lease financing obligation are combined and are shown in current liabilities as related party obligation. The $125,000 subordinated secured promissory note that was outstanding at December 31, 2017 was paid during the first quarter of 2018.

	December 30, 2018	December 31, 2017

Current portion of long-term debt to related parties	$-	$153,131

Current portion of related party lease financing obligation	84,154	8,824

Related party subordinated secured promissory note	-	125,000

Related Party Obligation	$84,154	$286,955

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 30, 2018 and December 31, 2017

Principal payments on the lease financing obligation, subordinated secured promissory note and the aforementioned long-term debt to related parties for years ending after December 30, 2018 are as follows:

Totals
2019	$84,154
2020	89,560
2021	3,093,357
2022	117,850
2023	127,202
Thereafter	2,176,403

Total	$5,688,526

NOTE 11 – Income Taxes

The Company files income tax returns in the United States as a C-Corporation, and in several state jurisdictions and in the United Kingdom. The Company’s subsidiary, Uniroyal, is a limited liability company (LLC) for federal and state income tax purposes and as such, its income, losses, and credits are to its members. The Company made the acquisition of Uniroyal through UEPH, a limited liability corporation, which issued preferred ownership interests to the sellers that provide for quarterly dividends. Uniroyal’s taxable income is allocated entirely to UEPH as its sole member and since it is a pass-through entity, this income less the dividends paid to the sellers of Uniroyal is reported on the Company’s tax return. The taxable income applicable to the dividends for the preferred ownership interests is reported to the sellers who report it on their respective individual tax returns.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed existing U.S. tax laws that affect the Company’s business. These changes included, but were not limited to, reducing the U.S. federal corporate tax rate, imposing a one-time transition tax on deemed repatriation of deferred foreign income and changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. The Tax Act required the Company to incur a one-time transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign accumulated earnings held in cash, cash equivalents and certain other net current assets, and 8% on the remaining accumulated earnings. The Tax Act also reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.

Based on guidance issued by the SEC, the Company was required to reflect the income tax effects of those aspects of the Tax Act for which the accounting was known, record a provisional estimate for those aspects of the Tax Act for which the accounting was incomplete but a reasonable estimate was determinable or, if a reasonable estimate was not determinable, continue to apply the tax laws that were in effect immediately before the enactment of the Tax Act.

For the year ended December 31, 2017, the Company reported provisional amounts for the income tax effects of the Tax Act for which the accounting was incomplete but a reasonable estimate could be determined, including applying the lower corporate tax rate to deferred tax assets and provisioning for the one-time transition tax on deferred foreign income. Based on a continued analysis of the estimates and further guidance and interpretations on the application of the law, additional revisions may occur throughout the allowable measurement period, which is no more than one year beyond the Tax Act enactment date. No material revisions were made to the amounts reported for the income tax effects of the Tax Act for the year ended December 31, 2017.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 30, 2018 and December 31, 2017

The provision (benefit) for income taxes for the years ended December 30, 2018 and December 31, 2017 were:

	December 30, 2018	December 31, 2017
Current
Federal	$-	$-
State	5,796	38,044
Foreign	(363,428)	362,866
Total current income tax provision (benefit)	(357,632)	400,910
Deferred
Federal	266,925	2,559,887
State	8,057	(37,979)
Foreign	(109,742)	(6,700)
Total deferred income tax provision	165,240	2,515,208
Total income tax provision (benefit)	$(192,392)	$2,916,118

The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes. The Company’s effective income tax rate, computed as the total of federal, state and foreign taxes as a percentage of income before taxes, was a negative 18.2% and 103.8% for the years ended December 30, 2018 and December 31, 2017, respectively. The effective tax rate for the year ended December 31, 2017 reflected expenses related to the Tax Act, which included $1,937,070 due to write-downs of the Company’s U.S. deferred tax assets from the reduction in the marginal tax rate and $941,960 due to the one-time transition tax on deemed repatriation of deferred foreign income. The Company used a portion of its net operating loss carryforward to offset the transition tax owed.

The following is a reconciliation of the income tax at the U.S. federal statutory tax rate with the income tax at the effective tax rate for the years ended December 30, 2018 and December 31, 2017:

	December 30, 2018	December 31, 2017

Income tax at statutory rates	$221,425	$955,028

Transition tax	-	941,960
Foreign tax rate differential	35,417	(429,227)
UEPH preference dividend	(326,376)	(284,767)
Research and development credit	(163,903)	(142,832)
Effect of change in tax rate on deferred items	13,214	1,929,167
Other	13,978	(53,276)
State tax provisions	13,853	65
Income tax expense (benefit)	$(192,392)	$2,916,118

Effective income tax rate	(18.2)%	103.8%

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 30, 2018 and December 31, 2017

The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	December 30, 2018	December 31, 2017

Deferred tax assets:
Net operating loss carryforward	$3,174,952	$3,226,999
Total deferred tax assets	3,174,952	3,226,999
Deferred tax liabilities:
Trademarks	(326,200)	(324,635)
Deferred gain	(161,104)	(171,632)
Capital allowances	(428,233)	(356,785)
Total deferred tax liabilities	(915,537)	(853,052)
Net deferred tax assets	$2,259,415	$2,373,947

Deferred tax assets as of December 30, 2018 and December 31, 2017 include $2,899,634 and $3,167,092, respectively, of carryforwards related to U.S. net operating losses and $275,318 and $59,907, respectively, of carryforwards resulting from U.K. losses. The $2,899,634 and $3,167,092 of deferred tax assets for U.S. losses are included in other long-term assets. The $275,318 and $59,907 of deferred tax assets for U.K. losses are netted with deferred tax liabilities, which are all related to U.K. tax. Total net deferred tax liabilities of $640,219 and $793,145 are included in other long-term liabilities, as of December 30, 2018 and December 31, 2017, respectively.

The Company has a federal net operating loss carryforward of approximately $12.7 million as of December 30, 2018, which expires in years beginning 2022 through 2034. As a result of these loss carryforwards, the Company has deferred tax assets in the amount of $2,899,634. Based on evidence available at December 30, 2018 and December 31, 2017, it was determined that a valuation allowance was not required since it was more likely than not that the deferred tax assets would be realized.

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 30, 2018 and December 31, 2017

The accumulated postretirement benefit obligation, plan assets and accrued postretirement liability as of the plan's measurement date are as follows:

	December 30, 2018	December 31, 2017

Postretirement Benefit Liability - Health and Life	$3,077,580	$3,255,120
Less: Plan assets	-	-

Accrued postretirement benefit cost	3,077,580	3,255,120
Less: Unrecognized net gain	(836,593)	(564,757)

Accumulated postretirement benefit obligation	2,240,987	2,690,363

Less: Current portion	(139,095)	(143,287)

Long-Term Portion	$2,101,892	$2,547,076

Net postretirement benefit (income) expense for the plan is comprised of the following:

	December 30, 2018	December 31, 2017

Service cost	$-	$-
Interest cost on projected benefit obligation	84,585	108,740
Amortization of prior service cost	-	-
Amortization of net gain	(119,324)	-

Net postretirement benefit (income) expense	$(34,739)	$108,740

Reconciliation of gains in other comprehensive loss is as follows:

	December 30, 2018	December 31, 2017

Net actuarial gain	$391,160	$330,880
Amortization of prior service credit and actuarial gain	(119,324)	-

Postretirement benefit liability adjustment in other comprehensive loss	$271,836	$330,880

The amount in accumulated other comprehensive loss at December 30, 2018 that has not yet been recognized as a component of net periodic benefit costs is $836,593 and consists of unrecognized net actuarial gains. The amount in accumulated other comprehensive income at December 30, 2018 that is expected to be recognized as a component of net periodic benefit costs during 2019 is $294,468 and consists of net actuarial gains.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 30, 2018 and December 31, 2017

The significant assumptions used in determining the accumulated postretirement benefit obligation and net periodic benefit cost are as follows:

	December 30, 2018	December 31, 2017
Health Care Cost Trend Rates:
2018	4.00%	4.00%
Thereafter	4.00%	4.00%
Discount rate	3.82%	3.23%
Measurement Date	December 30, 2018	December 31, 2017

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

Employer and employee contributions to the plan were $147,358 and $16,237, respectively, during the year ended December 30, 2018 and $140,243 and $10,535, respectively, during the year ended December 31, 2017. Contributions to the plan are made each year based on estimated benefit payments to be paid out of the plan. Estimated benefit payments from the plan for each of the next five years, and in the aggregate for the five years thereafter, are as follows:

2019	$139,092
2020	142,737
2021	147,630
2022	148,793
2023	148,887
2024 - 2028	733,267

Total	$1,460,406

Postemployment Benefit Liability - Severance

The Company provides certain severance benefits for substantially all union employees who began their employment prior to 1986. Accounting standards for postemployment benefits require the Company to accrue the estimated cost of future severance payments during the years the employees provide services. The accrued postemployment benefit liability as of December 30, 2018 and December 31, 2017 was $13,434 and $28,162, respectively, and is included in other long-term liabilities in the accompanying Consolidated Balance Sheets. The accrued postemployment benefit liability was determined using discount rates of 3.82% and 3.23% as of December 30, 2018 and December 31, 2017, respectively.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 30, 2018 and December 31, 2017

NOTE 13 - Equity

The following table summarizes the Company’s common stock outstanding by class:

	December 30, 2018	December 31, 2017
Ordinary Common Stock	17,070,928	17,070,928
Class B Common Stock	1,619,102	1,619,102
Total	18,690,030	18,690,030

The Company’s Class B Common Stock (“Class B”) has the same entitlement to dividends as may be declared for the ordinary common stock. The holder of Class B was the holder of UGEP preferred stock that was converted to Class B on December 30, 2015. The Class B does not have any preference with respect to holders of other equity interests in the Company in the event of any liquidation, dissolution or winding up of the Company. Each share of Class B has the right to 22 votes on matters that come before the shareholders. Each share of Class B is convertible into one share of ordinary common stock at any time. The shares of Class B are not registered and do not trade in the open market.

 Acquisition

On November 10, 2014, the Company acquired Uniroyal and UGEL (previously EPAL), the holding company for UGL (previously Wardle Storeys). Pursuant to the acquisition of Uniroyal, 200,000 units of Series A preferred units and 150,000 units of Series B preferred units of UEPH Holdings LLC, a wholly-owned subsidiary of the Company, were issued to the former owners of Uniroyal.  Each of the UEP Holdings Series A and Series B preferred units have an issue price of $100 per unit or a total face value of $20,000,000 and $15,000,000, respectively. The UEPH Series A preferred units are entitled to a preferred return of an amount per annum equal to five percent (5.00%) of the issue price of such UEPH Series A preferred unit. The UEPH Series B preferred units are entitled to a preferred return of an amount per annum equal to five and one half percent (5.50%) of the issue price of such UEPH Series B preferred unit, increasing by one half percent (0.50%) on the first anniversary of the effective date and by an additional one half percent (0.50%) on each successive anniversary of the effective date thereafter, up to a maximum of eight percent (8.00%) on the fifth anniversary of the effective date. As of December 30, 2018, the preferred return percentage of the UEPH Series B preferred units is 7.5%.

In a separate transaction, the Company also purchased all the outstanding 50 common shares of UGEL, a U.K. limited company, for 100 shares of its common stock and its guaranty of outstanding UGEL preferred stock retained by the seller, having a liquidation preference of €17,699,314 (approximately $20,272,794). As part of the transaction, 50 shares of the UGEL common stock held by the seller had been converted and reclassified as preferred shares. These preferred shares are entitled to a quarterly dividend payment of €221,241 (approximately $253,409).

NOTE 14 – Stock-Based Compensation

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

On a quarterly basis, the Company assesses changes to its estimate of expected option award forfeitures based on its review of recent forfeiture activity and expected future employee turnover. The Company recognizes the effect of adjustments made to the forfeiture rates, if any, in the period that it changes the forfeiture estimate.  For the year ended December 30, 2018, there were no forfeiture rate adjustments and future adjustments are not expected to be significant.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 30, 2018 and December 31, 2017

Stock option activity for the years ended December 30, 2018 and December 31, 2017 is as follows:

	Stock Options
	Total	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price	Non- Vested	Weighted Average Exercise Price
Outstanding at January 1, 2017	997,750	$2.80	217,501	$2.37	780,249	$2.92
Granted	-	-	-	-	-	-
Vested	-	-	330,913	$2.80	(330,913)	$2.80
Exercised	-	-	-	-	-	-
Forfeited or cancelled	(36,250)	$2.83	(21,249)	$2.63	(15,001)	$3.10
Outstanding at December 31, 2017	961,500	$2.80	527,165	$2.63	434,335	$3.00
Granted	-	-	-	-	-	-
Vested	-	-	315,504	$2.80	(315,504)	$2.80
Exercised	-	-	-	-	-	-
Forfeited or cancelled	(15,000)	$2.77	(8,334)	$2.61	(6,666)	$2.97
Outstanding at December 30, 2018	946,500	$2.80	834,335	$2.69	112,165	$3.57

Aggregate Intrinsic Value December 31, 2017	$-		$-		$-

Aggregate Intrinsic Value December 30, 2018	$-		$-		$-

Option expense recognized was $299,798 and $405,280 for the years ended December 30, 2018 and December 31, 2017, respectively. As of December 30, 2018, there was $44,167 in unrecognized compensation cost related to the options granted under the 2015 Stock Option Plan. The Company expects to recognize those costs over the remaining vesting term of three months.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 30, 2018 and December 31, 2017

NOTE 15 – Earnings Per Share

The following table sets forth the computation of earnings per common share - basic and earnings per common share – diluted for the years ended December 30, 2018 and December 31, 2017:

	December 30, 2018	December 31, 2017
Numerator

Net loss allocable to common shareholders	$(1,859,186)	$(3,102,130)

Denominator

Denominator for basic earnings per share - weighted average shares outstanding	18,690,030	18,704,773
Weighted average effect of dilutive securities	-	-
Denominator for dilutive earnings per share - weighted average shares outstanding	18,690,030	18,704,773

Basic and Diluted Net Loss Per Share
Net loss allocable to common shareholders	$(0.10)	$(0.17)

Effect of dilutive securities	(0.00)	(0.00)

Net loss allocable to common shareholders	$(0.10)	$(0.17)

Due to the net loss for each of the years ended December 30, 2018 and December 31, 2017, the calculations of basic and diluted loss per share were the same since including options to purchase shares of the Company’s common stock in the calculations of diluted loss per share would have been anti-dilutive. However, if diluted earnings per share had been reported for the year ended December 30, 2018, the calculation would have excluded options to purchase 946,500 shares of common stock because the options’ exercise prices of $2.37 and $3.57 per share were greater than the average market price of the common shares. If diluted earnings per share had been reported for the year ended December 31, 2017, the calculation would have excluded options to purchase 341,500 shares of common stock because the options’ exercise price of $3.57 per share was greater than the average market price of the common shares.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 30, 2018 and December 31, 2017

NOTE 16 – Capital Leases

The Company has several equipment capital leases which expire from January 2019 through March 2021 with monthly lease payments ranging from approximately $1,520 to $26,619 per month. The capital lease obligations are secured by the related equipment. Assets recorded under capital leases are included in property and equipment in the accompanying Consolidated Balance Sheets. Amortization of items under capital lease obligations has been included with depreciation expense on owned property and equipment in the accompanying Consolidated Statements of Operations. Interest rates on these obligations range from 4.09% to 19.15%.

Capital lease obligations consist of the following:

	December 30, 2018	December 31, 2017

Capital lease obligations	$498,308	$939,643
Less: Current portion	(388,862)	(408,425)

Long-term Portion	$109,446	$531,218

Principal requirements on capital leases for years ending after December 30, 2018 are as follows:

2019	$404,685
2020	105,026
2021	7,605
2022	-
2023	-
517,316
Less: Interest	(19,008)
498,308
Less: Current portion	(388,862)

Total Long-term Portion	$109,446

NOTE 17 – Operating Leases

The Company leases office facilities and equipment under various lease agreements which expire from January 2019 through March 2039. The agreements include payments ranging from approximately $38 to $32,382 per month. Total operating lease expense was approximately $1,104,500 and $1,055,200 for the years ended December 30, 2018 and December 31, 2017, respectively.

Aggregate minimum rental expense under operating lease obligations for years ending after December 30, 2018 are as follows:

2019	$1,004,172
2020	875,815
2021	761,386
2022	715,627
2023	527,977
2024 and thereafter	5,925,719

Total	$9,810,696

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 30, 2018 and December 31, 2017

NOTE 18 – Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) were as follows:

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustment	Total
Balance at January 1, 2017	$233,877	$(1,912,363)	$(1,678,486)

Other comprehensive gains before reclassifications	330,880	972,454	1,303,334

Reclassification adjustment for gains included in net income	-	-	-

Balance at December 31, 2017	564,757	(939,909)	(375,152)

Other comprehensive gains (losses) before reclassifications	391,160	(599,329)	(208,169)

Reclassification adjustment for gains included in net income	(119,324)	-	(119,324)

Balance at December 30, 2018	$836,593	$(1,539,238)	$(702,645)

The gains reclassified from accumulated other comprehensive income (loss) into income is recorded to the following income statement line items:

Other Comprehensive Income Component	Income Statement Line Item
Minimum Benefit Liability Adjustments	General and administrative expense

NOTE 19 - Retirement Plans

The Company has a 401(k) plan which covers substantially all non-union U.S. employees. The Company contributions to this plan included in expense totaled approximately $75,000 for the year ended December 30, 2018. The Company did not make any contributions to the plan during the year ended December 31, 2017.

The U.K. employees are covered by a separate plan which meets the statutory minimum requirements and provides that the Company will contribute a percentage of the employee’s compensation based on the percentage contributed to the plan by the employee. These statutory minimum requirements for both the employees and the Company are being phased in over time. Employees may opt out of the plan if they do not want to contribute the minimum required amount. Generally, for salaried employees hired prior to July 2015, the schedule of minimum required contributions is as follows:

Phase in Period	Employee	Company
Prior to April 2018	2%	6%
April 2018 to April 2019	3%/4%	7%/7 ½%
After April 2019	5%	8%

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 30, 2018 and December 31, 2017

For all salaried employees hired after June 2015 and all wage employees, the schedule of minimum required contributions is as follows:

Phase in Period	Employee	Company
Prior to April 2018	1%	1%
April 2018 to April 2019	3%	2%
After April 2019	5%	3%

The Company made contributions of £410,009 ($547,512) and £375,175 ($483,288) to the U.K. plan for the years ended December 30, 2018 and December 31, 2017, respectively.

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

Major Customers

Sales to ten automotive industry suppliers accounted for 46.8% and 46.2% of total Company sales during the years ended December 30, 2018 and December 31, 2017, respectively. Accounts receivables from these customers totaled 52.2% and 54.2% of total receivables as of December 30, 2018 and December 31, 2017, respectively.

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

Related party receivable of $20,118 and $37,116 at December 30, 2018 and December 31, 2017, respectively, were short-term advances to employees that were repaid after December 30, 2018 and December 31, 2017, respectively.

The Company’s chief financial officer, who is also on the Company’s Board of Directors, does not have a written employment agreement and works on a part-time basis for the Company.  The Company expensed $24,000 as a consulting fee to a company controlled by him in each of the years ended December 30, 2018 and December 31, 2017. There was $46,500 in prepaid expenses relating to this fee at December 30, 2018.

NOTE 22 - Employment Agreements

The Company has employment agreements with three management employees as of December 30, 2018. The initial term of the employment agreements is three years. The term can be renewed or extended as provided for in the employment agreements. The agreements include various benefits to be provided to the employees including salary, bonus, life insurance and severance benefits.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 30, 2018 and December 31, 2017

NOTE 23 – Revenue

The Company recognizes revenue and related accounts receivable when obligations under the terms of a contract with a customer are satisfied, which includes the control of products transferring to the customer. For Uniroyal, this generally occurs when products are shipped and, for UGL, this generally occurs when the customer accepts delivery either at the Company’s U.K. facility or at a mutually agreed upon location. Revenue is measured as the amount of consideration the Company expects to receive in exchange for products transferred to the customer. A contract asset occurs when an entity transfers products to a customer before payment is due while a contract liability occurs when an entity has an obligation to transfer products to a customer for which the entity has already received payment (or payment is due) from the customer. Remaining performance obligations exist when an entity expects to record future revenue on partially completed contracts. The Company does not have contract assets or contract liabilities and has no remaining performance obligations since it does not recognize revenue until a contract is complete.

The following table sets forth revenue disaggregated by the Company’s automotive and industrial sectors for the years ended December 30, 2018 and December 31, 2017:

	Years Ended
	December 30, 2018	December 31, 2017
Revenue by product sector:
Automotive	$65,946,489	$66,325,277
Industrial	33,614,232	31,812,783
Total Revenue	$99,560,721	$98,138,060

The following table sets forth revenue disaggregated by the geographic locations of the Company’s customers for the years ended December 30, 2018 and December 31, 2017:

	Years Ended
	December 30, 2018	December 31, 2017
Revenue by customer location:
North America	$47,046,038	$44,953,623
Europe	46,466,159	47,229,480
Asia	5,476,345	5,368,374
Other	572,179	586,583
Total Revenue	$99,560,721	$98,138,060

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 30, 2018 and concluded that our disclosure controls and procedures were effective as of December 30, 2018.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework published in 2013. Based on this assessment, and on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 30, 2018.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 30, 2018, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company

Information required by this Item concerning  the Company’s directors and all persons nominated for election as directors at the Company’s Annual Meeting of Stockholders (the “2019 Annual Meeting”)  will be included in the section of  the Company’s Definitive Proxy Statement in connection with our 2019 Annual Meeting (the “2019 Proxy Statement”) , which will be filed with the SEC within 120 days after our fiscal year end of December 30, 2018,  entitled “Election of Directors”  and is incorporated herein by reference.  Information required by this Item concerning the Company’s executive officers will be set forth in the section of our 2019 Proxy Statement entitled “Executive Officers and Significant Employees” and is incorporated herein by reference.

Corporate Governance

Information required by this Item concerning the Audit Committee and the Audit Committee’s financial expert will be included in the section of our 2019 Proxy Statement entitled “Committees of the Board of Directors” and is incorporated herein by reference.

Section 16(a) Compliance

Information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be included in the section of our 2019 Proxy Statement entitled “Compliance with Section 16(a) of the Exchange Act” and is incorporated herein by reference.

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

Information required by this Item will be included in the sections of our 2019 Proxy Statement entitled “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management will be included in the section of our 2019 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item concerning certain relationships and related transactions and director independence will be included in the section of our 2019 Proxy Statement entitled “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item concerning principal accounting fees and services will be included in the section of our 2019 Proxy Statement entitled “Fees Paid to Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Dated: March 18, 2019	By:	/s/ Howard R. Curd
Howard R. Curd
Chief Executive Officer

Dated: March 18, 2019	By:	/s/ Edmund C. King
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

Dated: March 18, 2019	/s/ Howard R. Curd
Howard R. Curd, Chief Executive Officer, Co-Chairman

Dated: March 18, 2019	/s/ Edmund C. King
Edmund C. King, Chief Financial Officer, Co-Chairman

Dated: March 18, 2019	/s/ John E. Scates
John E. Scates, Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement of Merger and Plan of Reorganization dated 2/25/02 by and among SmartGate Inc., SmartGate/RadioMetrix Acquisition Corp. and Radio Metrix Inc., Letter of Clarification, and Amendment dated as of April 24, 2003 (Incorporated by reference to Form 10-KSB filed on June 23, 2003.)
3.1	Amended and Restated Articles of Incorporation of Invisa, Inc. (Incorporated by reference to Form 8-K filed on July 16, 2015.)
3.2	Amended and Restated Articles of Incorporation of Uniroyal Global Engineered Products, Inc. (Incorporated by reference to Form 8-K filed on July 16, 2015)
3.3	Amended and Restated Bylaws of Invisa, Inc. (Incorporated by reference to Form 10-K filed on March 30, 2015.)
4.1	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock dated August 16, 2004 (Incorporated by reference to Form 10-QSB filed on August 23, 2004.)
4.2	Amended and Restated Certificate of Designations of Preferences and Rights of Series B of Convertible Preferred Stock of Invisa, Inc. dated January 11, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
4.3	Certificate of Designations of Preferences and Rights of Series C Convertible Stock dated December 22, 2008 (Incorporated by reference to Form 8-K filed on January 13, 2009.)
4.4	Second Amended and Restated Certificate of Designations and Preferences and Rights of Series A Convertible Preferred Stock dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
4.5	Second Amended and Restated Certificate of Designations and Preferences and Rights of Series B Convertible Preferred Stock dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
4.6	Amended and Restated Certificate of Designations and Preferences and Rights of Series C Convertible Preferred Stock dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
4.7	Third Amended and Restated Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock (Incorporated by reference to w Form 8-K filed on May 5, 2014.)
4.8	Third Amended and Restated Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock (Incorporated by reference to w Form 8-K filed on May 5, 2014.)
4.9	Second Amended and Restated Certificate of Designations of Preferences and Rights of Series C Convertible Preferred Stock (Incorporated by reference to w Form 8-K filed on May 5, 2014.)
4.10	Uniroyal Global Engineered Products, Inc. 2015 Stock Option Plan (Amended and Restated effective July 30, 2015) (Incorporated by reference to Form 10-Q filed on August 5, 2015)
10.1	SDR Metro Inc. letter extension agreement (Incorporated by reference to Form 10-KSB filed on April 14, 2004.)
10.2	SDR Metro Inc. confirmation letter agreement (Incorporated by reference to Form 10-KSB filed on April 14, 2004.)
10.3	Subscription Agreement for issuance of 22,000 shares of Series A Convertible Preferred Stock and Common Stock Warrants (Incorporated by reference to Form 10-QSB filed on August 23, 2004.)
10.4	Registration Rights Agreement (Incorporated by reference to Form 10-QSB filed on August 23, 2004.)
10.5	Opinion of counsel regarding legality of Common Stock (Incorporated by reference to Form S-8 filed on August 14, 2006.)
10.6	UCC Financing Statements (Incorporated by reference to Form 8-K/A filed on October 18, 2006.)
10.7	Schedule of Advances: Permitted Payments (Incorporated by reference to Form 8-K/A filed on October 18, 2006.)
10.8	Forbearance and Modification agreement dated July 27, 2007 (Incorporated by reference to Form 10-QSB filed on November 14, 2007.)
10.9	Senior Secured Promissory Note dated November 9, 2007 (Incorporated by reference to Form 10-QSB filed on November 14, 2007.)
10.10	Senior Secured Promissory Note dated February 28,2007 (Incorporated by reference to Form 8-K filed on March 12, 2007.)
10.11	General Security Agreement dated February 28, 2007 (Incorporated by reference to Form 8-K filed on March 12, 2007.)
10.12	Agreement dated February 28, 2007 with creditors agreeing to delivery of Senior Secured Promissory Note (Incorporated by reference to Form 8-K filed on March 12, 2007.)
10.13	Forbearance and Modification Agreement (Incorporated by reference to Form 10-QSB filed on November 14, 2007.)
10.14	Audit Committee Charter (Incorporated by reference to Form 10-KSB filed on April 14, 2008.)
10.15	Senior Secured Promissory Note date March 28, 2008 (Incorporated by reference to Form 10-KSB filed on April 14, 2008.)

10.16	Forbearance and Modification Agreement dated March 28, 2008 (Incorporated by reference to Form 10-KSB filed on April 14, 2008.)
10.17	Extension of Promissory Note dated April 11, 2008 (Incorporated by reference to Form 10-KSB filed on April 14, 2008.)
10.18	Senior Secured Promissory Note dated July 1, 2008 (Incorporated by reference to Form 8-K filed on July 30, 2008.)
10.19	Forbearance and Modification Agreement dated June 1, 2008 (Incorporated by reference to Form 8-K filed on July 30, 2008.)
10.20	Note and Share Exchange Agreement dated July 31, 2008 (Incorporated by reference to Form 8-K filed on January 13, 2009.)
10.21	Senior Secured Promissory Note dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.22	Senior Secured Promissory Note (Line of Credit) dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.23	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.24	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.25	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.26	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.27	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.28	Terms of Exchange dated January 11, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.29	Letter Term Sheet and Consent Documents dated January 11, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.30	Share Exchange Agreement dated January 11, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.31	Debt Conversion Agreement dated November 4, 2010 (Incorporated by reference to Form 10-Q filed on November 5, 2010.)
10.32	Maturity Extension Agreement dated November 4, 2010 (Incorporated by reference to Form 10-Q filed on November 5, 2010.)
10.33	Note Extension Agreement (note 4) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.34	Note Extension Agreement (note 5) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.35	Note Extension Agreement (note 6) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.36	Note Extension Agreement (note 7) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.37	Senior Secured Promissory Note (note 8) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.38	Senior Secured Line of Credit Promissory Note (note 9) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.39	Senior Secured Promissory Note (note 10 ) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.40	Note Extension Agreement (note 4) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.41	Note Extension Agreement (note 5) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.42	Note Extension Agreement (note 6) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.43	Note Extension Agreement (note 7) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.44	Note Extension Agreement (note 9) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.45	Note Extension Agreement (note 8) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.46	Agreement dated March 7, 2014 to extend maturity date of Senior Secured Notes (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.47	Agreement to Extend Line of Credit dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.48	Note Extension Agreement (Note 4) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.49	Note Extension Agreement (Note 5) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)

10.50	Note Extension Agreement (Note 6) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.51	Note Extension Agreement (Note 7) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.52	Note Extension Agreement (Note 8) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.53	Note Extension Agreement (Note 10) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.54	Note Extension Agreement (Note 11) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.55	Share Contribution Agreement, dated November 10, 2014, by and between Invisa, Inc. and Howard R. Curd (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.56	Asset Contribution Agreement, dated November 10, 2014, between Invisa, Inc. and UEP Holdings, LLC (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.57	Contribution Agreement, dated November 10, 2014, by and among Invisa, Inc., a Nevada corporation, UEP Holdings, LLC, a Delaware limited liability company, Howard R. Curd, Howard F. Curd, George Sanchez, Mark Kunz and Ted Torres (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.58	Certificate of Formation of UEP Holdings, LLC, dated November 10, 2014 (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.59	Limited Liability Company Agreement for UEP Holdings, LLC, dated November 10, 2014(Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.60	Amended and Restated Limited Liability Company Agreement, dated November 10, 2014, among UEP Holdings, LLC, Invisa, Inc., Howard R. Curd, Howard F. Curd, George Sanchez, Mark Kunz and Ted Torres (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.61	Guaranty in favor of Lloyds Bank Commercial Finance Limited (Incorporated by reference to Form 8-K filed on January 20, 2015.)
10.62	Agreement dated December 31, 2014 with Centurian Investors, Inc. to consolidate loan (Incorporated by reference to Form 10-K filed on March 30,2015)
10.63	Senior Secured Promissory Note dated December 31,2014 (Incorporated by reference to Form 10-K filed on March 30,2015)
10.64	Amendment to General Security Agreement dated December 31,2014 (Incorporated by reference to Form 10-K filed on March 30,2015)
10.65	Amendment to Senior Secured Promissory Note dated October 1, 2017
10.66 *	Amendment to Senior Secured Promissory Note dated December 15, 2018
14.1	Uniroyal Global Engineered Products, Inc. Code of Business Conduct and Ethics (Incorporated by reference to Form 8-K filed July 1, 2015)
21.1 *	Subsidiaries of the Company
23.1 *	Consent of Frazier & Deeter, LLC
31.1 *	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350.
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350.
101.INS *	XBRL Instance Document **
101.SCH *	XBRL Taxonomy Extension Schema Document **
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document **

 ______________

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

