Form 10-Q
period 2019-03-31
UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.
filed 2019-05-10
CIK 1172706

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

(941) 906-8580

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Securities registered under Section 12(b) of the Act: None.

As of May 1, 2019, the issuer had 17,070,928 shares of ordinary Common Stock, $0.001 par value, and 1,619,102 shares of Class B Common Stock, $0.001 par value, outstanding.

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

Part 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

Uniroyal Global Engineered Products, Inc.

Consolidated Balance Sheets

	(Unaudited)

ASSETS	March 31, 2019	December 30, 2018
CURRENT ASSETS
Cash and cash equivalents	$1,211,153	$1,028,841
Accounts receivable, net	15,476,139	12,422,330
Inventories, net	20,670,700	19,460,260
Other current assets	769,217	965,520
Related party receivable	31,966	20,118
Total Current Assets	38,159,175	33,897,069
PROPERTY AND EQUIPMENT, NET	26,057,251	18,878,949
OTHER ASSETS
Intangible assets	3,273,321	3,217,997
Goodwill	1,079,175	1,079,175
Other long-term assets	3,728,377	3,693,367
Total Other Assets	8,080,873	7,990,539
TOTAL ASSETS	$72,297,299	$60,766,557

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued in excess of bank balance	$798,186	$855,210
Lines of credit	21,222,815	19,325,116
Current maturities of long-term debt	1,510,024	1,369,967
Current maturities of finance lease liabilities	382,067	388,862
Accounts payable	10,876,594	9,335,235
Accrued expenses and other liabilities	4,578,165	3,326,291
Related party obligation	122,873	84,154
Current portion of postretirement benefit liability - health and life	139,095	139,095
Total Current Liabilities	39,629,819	34,823,930
LONG-TERM LIABILITIES
Long-term debt, less current portion	4,004,613	3,967,754
Finance lease liabilities, less current portion	29,591	109,446
Related party lease financing obligation	2,743,363	2,613,717
Long-term debt to related parties	3,190,655	2,990,655
Postretirement benefit liability - health and life, less current portion	2,094,115	2,101,892
Other long-term liabilities	7,005,405	653,653
Total Long-Term Liabilities	19,067,742	12,437,117
Total Liabilities	58,697,561	47,261,047
STOCKHOLDERS' EQUITY
Preferred units, Series A UEP Holdings, LLC, 200,000 units issued and outstanding ($100 issue price)	617,571	617,571
Preferred units, Series B UEP Holdings, LLC, 150,000 units issued and outstanding ($100 issue price)	463,179	463,179
Preferred stock, Uniroyal Global (Europe) Limited, 50 shares issued and outstanding ($1.51 stated value)	75	75
Common stock, 95,000,000 shares authorized ($.001 par value) 18,690,030 shares issued and outstanding as of both March 31, 2019 and December 30, 2018	18,690	18,690
Additional paid-in capital	35,288,936	35,244,770
Accumulated deficit	(22,285,572)	(22,136,130)
Accumulated other comprehensive loss	(503,141)	(702,645)
Total Stockholders' Equity	13,599,738	13,505,510
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$72,297,299	$60,766,557

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018

NET SALES	$25,393,860	$26,429,687

COST OF GOODS SOLD	21,079,658	21,812,193

Gross Profit	4,314,202	4,617,494

OPERATING EXPENSES:
Selling	1,103,038	1,349,030
General and administrative	1,510,800	1,948,301
Research and development	476,964	421,963
Other operating expenses	343,003	-
OPERATING EXPENSES	3,433,805	3,719,294

Operating Income	880,397	898,200

OTHER EXPENSE:
Interest and other debt related expense	(514,296)	(456,364)
Other income	228,133	33,282
Net Other Expense	(286,163)	(423,082)

INCOME BEFORE TAX PROVISION	594,234	475,118

TAX BENEFIT	(38,868)	(14,521)

NET INCOME	633,102	489,639

Preferred stock dividend	(782,544)	(784,459)

NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(149,442)	$(294,820)

LOSS PER COMMON SHARE:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	18,690,030	18,690,030
Diluted	18,690,030	18,690,030

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018

NET INCOME	$633,102	$489,639

OTHER COMPREHENSIVE INCOME:
Minimum benefit liability adjustment	(73,617)	(29,531)
Foreign currency translation adjustment	273,121	483,568
OTHER COMPREHENSIVE INCOME	199,504	454,037

COMPREHENSIVE INCOME	832,606	943,676

Preferred stock dividend	(782,544)	(784,459)

COMPREHENSIVE INCOME TO COMMON SHAREHOLDERS	$50,062	$159,217

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Changes in Stockholders' Equity

For the Three Months Ended March 31, 2019 and April 1, 2018

(Unaudited)

											Accumu-
											lated Other
											Compre-
									Additional		hensive
	UEPH Series A		UEPH Series B		UGEL Preferred		Common Stock		Paid In	Accumulated	Income
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Total Equity
Balance December 31, 2017	200,000	$617,571	150,000	$463,179	50	$75	18,690,030	$18,690	$34,944,972	$(20,276,944)	$(375,152)	$15,392,391
Net income	-	-	-	-	-	-	-	-	-	489,639	-	489,639
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	454,037	454,037
Stock-based compensation expense	-	-	-	-	-	-	-	-	99,961	-	-	99,961
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(784,459)	-	(784,459)
Balance April 1, 2018	200,000	$617,571	150,000	$463,179	50	$75	18,690,030	$18,690	$35,044,933	$(20,571,764)	$78,885	$15,651,569

Balance December 30, 2018	200,000	$617,571	150,000	$463,179	50	$75	18,690,030	$18,690	$35,244,770	$(22,136,130)	$(702,645)	$13,505,510
Net income	-	-	-	-	-	-	-	-	-	633,102	-	633,102
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	199,504	199,504
Stock-based compensation expense	-	-	-	-	-	-	-	-	44,166	-	-	44,166
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(782,544)	-	(782,544)
Balance March 31, 2019	200,000	$617,571	150,000	$463,179	50	$75	18,690,030	$18,690	$35,288,936	$(22,285,572)	$(503,141)	$13,599,738

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES	March 31, 2019	April 1, 2018

Net income	$633,102	$489,639
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	591,111	529,025
Stock-based compensation expense	44,166	99,961
Amortization of intangible assets	5,417	5,001
Loss on disposal of property and equipment	18,125	1,310
Noncash postemployment health and life benefit	(73,617)	(29,531)
Noncash lease expense	(72,277)	-
Changes in assets and liabilities:
Accounts receivable	(2,836,669)	(958,701)
Inventories	(949,744)	168,456
Other current assets	217,622	77,099
Related party receivable	(11,848)	15,936
Other long-term assets	34,908	(132,147)
Accounts payable	1,353,806	144,921
Accrued expenses and other liabilities	680,843	256,615
Postretirement benefit liability - health and life	(7,777)	(14,540)
Other long-term liabilities	(1,252)	(4,458)
Cash provided by (used in) operating activities	(374,084)	648,586

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(131,234)	(364,231)
Payments on life insurance policies, net of policy loan activity	(63,518)	(63,713)
Cash used in investing activities	(194,752)	(427,944)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in checks issued in excess of bank balance	(57,024)	(357,898)
Net advances on lines of credit	1,531,363	37,163
Payments on long-term debt	(241,125)	(212,595)
Proceeds from issuance of long-term debt	193,454	433,223
Payments on finance lease liabilities	(101,851)	(103,053)
Net change in related party obligation	178,365	270,007
Payment of preferred stock dividends	(779,863)	(774,346)
Cash provided by (used in) financing activities	723,319	(707,499)
Net change in cash and cash equivalents	154,483	(486,857)
Cash and cash equivalents - beginning of period	1,028,841	1,267,319
Effects of currency translation on cash and cash equivalents	27,829	40,261

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,211,153	$820,723

See Note 2 for noncash transactions and supplemental disclosure of cash flow information.

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared based upon U.S. Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Uniroyal Global Engineered Products, Inc.’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. Uniroyal Global Engineered Products, Inc. (the “Company,” “Uniroyal Global,” “we,” or “us”) filed audited consolidated financial statements as of and for the fiscal years ended December 30, 2018 and December 31, 2017 which included all information and notes necessary for such complete presentation in conjunction with its 2018 Annual Report on Form 10-K.

The results of operations for the interim period ended March 31, 2019 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 30, 2018, which are contained in the Company’s 2018 Annual Report on Form 10-K.

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

The Company and its subsidiaries have adopted a 52/53-week fiscal year ending on the Sunday nearest to December 31. The current year ending December 29, 2019 and the prior year ended December 30, 2018 are 52-week years.

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2019 and the results of operations, comprehensive income and cash flows for the interim periods ended March 31, 2019 and April 1, 2018.

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

2.	Noncash Transactions and Supplemental Disclosure of Cash Flow Information

During the three months ended March 31, 2019 and April 1, 2018, the Company paid down $93,302 and $105,842, respectively, of its term loans using available borrowings on its various lines of credit.

During the three months ended March 31, 2019 and April 1, 2018, the Company entered into several equipment financing obligations with fair values of $448,227 and $247,479, respectively, which are accounted for as capital assets. The fair values were added to property and equipment and a corresponding amount to finance lease or financing obligations. See Note 12 for additional information on finance leases.

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases” on December 31, 2018. Under this new standard, the Company was required to record on its balance sheet previously unrecorded operating leases based on the present value of remaining lease payments. Per this new standard, the Company recorded right-of-use operating lease assets of $7,022,948 and operating lease liabilities of $7,022,948 on its consolidated balance sheet as of December 31, 2018. During the three months ended March 31, 2019, the Company recorded $143,104 in amortization of its right-of-use operating lease assets and $215,381 in amortization of its operating lease liabilities. See Note 12 for additional information on operating leases.

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

Supplemental disclosure of cash paid for the three months ended:

	March 31, 2019	April 1, 2018

Interest expense	$481,732	$433,131

Income taxes	$-	$-

3.	Derivatives

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

The Company uses foreign currency exchange contracts which are recorded at their estimated fair values in the accompanying Consolidated Balance Sheets. The fair values of the contracts at March 31, 2019 and December 30, 2018 were a net asset of $43,301 included in other current assets and a net liability of $26,814 included in other current liabilities, respectively. The fair values of the currency exchange contracts are based upon observable market transactions of spot and forward rates.

For the three months ended March 31, 2019, there have been no changes in the application of valuation methods applied to similar assets and liabilities.

5.	Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while the capital accounts are translated at the historical rate for the date they were recognized. Revenues and expenses are translated at the weighted average exchange rates during the reporting period. The resulting translation gains and losses on assets and liabilities are recorded in accumulated other comprehensive income (loss) and are excluded from net income until realized through a sale or liquidation of the investment. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of the Company’s foreign operations are included in Other Expense in the accompanying Consolidated Statements of Operations.

6.	Inventories

Inventories consist of the following:

	March 31, 2019	December 30, 2018

Raw materials	$5,954,831	$5,863,762
Work-in-process	5,054,274	5,040,582
Finished goods	11,338,542	10,049,567
	22,347,647	20,953,911
Less: Allowance for inventory obsolescence	(1,676,947)	(1,493,651)

Total Inventories	$20,670,700	$19,460,260

7.	Other Long-term Assets

Other long-term assets consist of the following:

	March 31, 2019	December 30, 2018

Deferred tax asset	$2,879,884	$2,899,634
Other	848,493	793,733

Total Other Long-term Assets	$3,728,377	$3,693,367

8.	Other Long-term Liabilities

Other long-term liabilities consist of the following:

	March 31, 2019	December 30, 2018

Deferred tax liability	$659,226	$640,219
Operating lease liabilities	6,332,745	-
Other	13,434	13,434

Total Other Long-term Liabilities	$7,005,405	$653,653

See Note 12 for additional information on operating lease liabilities.

9.	Lines of Credit

The Company’s Uniroyal subsidiary has available a $30,000,000 revolving line of credit financing agreement with Wells Fargo Capital Finance, LLC (“Uniroyal Line of Credit”), which matures on June 15, 2023. Interest is payable monthly at the Eurodollar rate plus 2.25% or Wells Fargo Capital Finance, LLC's prime rate at the Company's election on outstanding balances up to $6,000,000 and prime rate on amounts in excess of $6,000,000. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable, inventories and equipment. The line of credit is secured by substantially all of Uniroyal's assets and includes certain financial and restrictive covenants. The Company was in compliance with these covenants as of March 31, 2019.

The outstanding balance on the Uniroyal Line of Credit was $12,262,660 and $10,713,318 as of March 31, 2019 and December 30, 2018, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying Consolidated Balance Sheets.

The Company’s U.K. subsidiary has available a £10,000,000 (approximately $13.1 million) revolving line of credit financing agreement with Lloyds Bank Commercial Finance Limited (“U.K. Line of Credit”), which is subject to a six-month notice by either party. The line has several tranches based on currency or underlying security. Interest is payable monthly at the base rate (U.K. LIBOR or Lloyds Bank Base Rate as published) plus 1.95% to 2.45% depending on the tranche. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable and inventories. The line of credit is secured by substantially all of the subsidiary's assets and includes certain financial and restrictive covenants. The Company was in compliance with these covenants as of March 31, 2019.

The outstanding balance on the U.K. Line of Credit was £6,845,127 and £6,787,260 ($8,960,155 and $8,611,798) as of March 31, 2019 and December 30, 2018, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying Consolidated Balance Sheets.

10.	Long-term Debt

Long-term debt consists of the following:

	Interest Rate	March 31, 2019	December 30, 2018

Wells Fargo Capital Finance, LLC	Prime	$1,335,349	$1,413,898
Lloyds Bank Commercial Finance Limited	LIBOR + 3.15%	-	14,380
Kennet Equipment Leasing Limited	10.90%	410,792	451,173
Regents Capital Corporation	6.20%-7.41%	1,312,964	1,058,305
De Lage Landen Financial Services	7.35%	63,713	68,208
Ford Motor Credit	4.31%	25,625	27,881
Byline Financial Group	8.55%	-	5,913
BB&T Equipment Finance Corporation	4.02%-5.12%	828,451	879,600
Lloyds Bank Commercial Finance Limited	LIBOR + 3.50%	1,387,371	1,344,801
Lloyds Bank Commercial Finance Limited	4.23%	72,209	73,562
Lloyds Bank Commercial Finance Limited	LIBOR + 3.50%	78,163	-
		5,514,637	5,337,721
Less: Current portion		(1,510,024)	(1,369,967)
Long-term Portion		$4,004,613	$3,967,754

11.	Related Party Obligations

Long-term debt to related parties consists of the following:

	Interest Rate	March 31, 2019	December 30, 2018

Senior subordinated promissory note	9.25%	$2,000,000	$2,000,000
Senior secured promissory note	10.00%	765,655	765,655
Subordinated secured promissory note	8.00%	225,000	225,000
Subordinated secured promissory note	8.00%	200,000	-
		3,190,655	2,990,655
Less: Current portion		-	-
Long-term Portion		$3,190,655	$2,990,655

The Company has a lease financing obligation under which it leases its main U.S. manufacturing facility and certain other property from a related party lessor entity, owned by the Company’s majority shareholder. The lease financing obligation accrues interest at 14.95% and currently requires monthly principal and interest payments of $45,201, which are adjusted annually based on the consumer price index. The lease financing obligation matures on October 31, 2033. The Company has security deposits aggregating $267,500 held by the lessor entity. The lease financing obligation consists of the following:

	March 31, 2019	December 30, 2018

Related party lease financing obligation	$2,866,236	$2,697,871
Less: Current portion	(122,873)	(84,154)

Long-term Portion	$2,743,363	$2,613,717

The long-term portion of the lease financing obligation is shown in the accompanying Consolidated Balance Sheets as Related Party Lease Financing Obligation and the current portion as Related Party Obligation.

12.	Leases

The Company has operating leases for equipment and office facilities and finance leases for equipment. These leases expire from January 2020 through March 2039. Operating leases are included in property and equipment, accrued expenses and other liabilities, and other long-term liabilities in the accompanying Consolidated Balance Sheet at March 31, 2019. Finance leases are included in property and equipment, current maturities of finance lease liabilities, and finance lease liabilities, less current portion in the accompanying Consolidated Balance Sheet at March 31, 2019.

The components of lease expense for the three months ended March 31, 2019 are as follows:

Three Months Ended
March 31, 2019

Operating lease expense	$272,064

Finance lease expense:
Amortization of right-of-use assets	$66,842
Interest on lease liabilities	6,237
Total finance lease expense	$73,079

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2019 are as follows:

Three Months Ended
March 31, 2019

Operating cash flows from operating leases	$245,593
Operating cash flows from finance leases	$6,237
Financing cash flows from finance leases	$101,851

Right-of-use assets obtained in exchange for lease obligations for the three months ended March 31, 2019 are as follows:

Three Months Ended
March 31, 2019

Operating leases	$39,652
Finance leases	$-

Supplemental balance sheet information related to operating leases is as follows:

March 31, 2019
Operating leases:
Property and equipment, net	$6,913,892
Accrued expenses and other liabilities	$508,464
Other long-term liabilities	6,332,745
Total operating lease liabilities	$6,841,209
Weighted average remaining lease term	16.1 years
Weighted average discount rate	7.13%

Supplemental balance sheet information related to finance leases is as follows:

March 31, 2019
Finance leases:
Property and equipment, net	$2,149,616
Current maturities of finance lease liabilities	$382,067
Finance lease liabilities, less current portion	29,591
Total finance lease liabilities	$411,658
Weighted average remaining lease term	1.0 year
Weighted average discount rate	6.31%

Maturities of operating and finance lease liabilities at March 31, 2019 are as follows:

	Operating Leases	Finance Leases
Due in one year or less	$970,675	$393,093
Due after one year through two years	909,143	30,886
Due after two years through three years	815,889	-
Due after three years through four years	764,389	-
Due after four years through five years	534,184	-
Thereafter	8,388,393	-
Total lease payments	12,382,673	423,979
Less: Interest	(5,541,464)	(12,321)
Total	$6,841,209	$411,658

13.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) were as follows:

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustment	Total

Balance at December 30, 2018	$836,593	$(1,539,238)	$(702,645)

Other comprehensive income before reclassifications	-	273,121	273,121

Reclassification adjustment for gains included in net income	(73,617)	-	(73,617)

Balance at March 31, 2019	$762,976	$(1,266,117)	$(503,141)

The gains reclassified from accumulated other comprehensive income (loss) into income are recorded to the following income statement line items:

Other Comprehensive Income Component	Income Statement Line Item

Minimum Benefit Liability Adjustments	General and administrative expense

14.	Stock Based Compensation

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

Compensation expense is recognized on a straight-line basis over a three-year vesting period from date of grant.

Stock option activity for the three months ended March 31, 2019 and April 1, 2018 is as follows:

Stock Options
	Total	Weighted Average Exercise Price	Exercis- able	Weighted Average Exercise Price	Non- Vested	Weighted Average Exercise Price
Outstanding at December 31, 2017	961,500	$2.80	527,165	$2.63	434,335	$3.00
Granted	-	-	-	-	-	-
Vested	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited or cancelled	-	-	-	-	-	-
Outstanding at April 1, 2018	961,500	$2.80	527,165	$2.63	434,335	$3.00

Outstanding at December 30, 2018	946,500	$2.80	834,335	$2.69	112,165	$3.57
Granted	-	-	-	-	-	-
Vested	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited or cancelled	-	-	-	-	-	-

Outstanding at March 31, 2019	946,500	$2.80	834,335	$2.69	112,165	$3.57

Aggregate Intrinsic Value April 1, 2018	$-		$-		$-
Aggregate Intrinsic Value March 31, 2019	$-		$-		$-

Option expense recognized was $44,166 and $99,961 for the three months ended March 31, 2019 and April 1, 2018, respectively. As of March 31, 2019, there was no unrecognized compensation cost related to the options granted under the 2015 Stock Option Plan.

15.	Recent Accounting Standards

On February 25, 2016, the Financial Accounting Standards Board issued a new standard, ASU No. 2016-02, “Leases,” on July 30, 2018, it issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” and on March 5, 2019, it issued ASU No. 2019-01, “Leases (Topic 842): Codification Improvements.” Under the new guidance, a lessee is required to recognize right-of-use (“ROU”) assets and lease liabilities for leases with lease terms of more than 12 months. Consistent with previous U.S. generally accepted accounting principles (“U.S. GAAP”), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily depends on its classification as a finance or operating lease. However, unlike previous GAAP, which required only finance leases to be recognized on the balance sheet, the new ASU requires both types of leases to be recognized on the balance sheet. The Company adopted this standard on December 31, 2018. The Company elected to recognize and measure leases at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings; however, no adjustment to the opening balance of retained earnings was needed. The Company elected the available practical expedients for leases that began before the effective date of this new standard except the Company did not elect to use hindsight in determining the lease term and in assessing impairment of its ROU assets. The Company elected to apply and adopt as an accounting policy to exclude leases with terms of 12 months or less but did not elect to apply and adopt as an accounting policy not to separate lease components from non-lease components. The adoption of this standard for the year ending December 29, 2019 will have a significant effect on the Company’s consolidated financial position as it records previously unrecorded operating leases but it will not have a significant effect on its results of operations and cash flows.

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

16.	Loss per Common Share

The following table sets forth the computation of loss per common share - basic and loss per common share – diluted for the three months ended March 31, 2019 and April 1, 2018:

	Three Months Ended
	March 31, 2019	April 1, 2018
Numerator
Net loss allocable to common shareholders	$(149,442)	$(294,820)

Denominator
Denominator for basic loss per share - weighted average shares outstanding	18,690,030	18,690,030
Weighted average effect of dilutive securities	-	-
Denominator for dilutive loss per share - weighted average shares outstanding	18,690,030	18,690,030

Basic and Diluted Loss Per Share
Net loss allocable to common shareholders	$(0.01)	$(0.02)
Effect of dilutive securities	-	-
Net loss allocable to common shareholders	$(0.01)	$(0.02)

Due to the net loss for the three months ended March 31, 2019 and April 1, 2018, the calculations of basic and diluted loss per share were the same since including options to purchase shares of common stock in the calculation of diluted loss per share would have been anti-dilutive. However, if diluted earnings per share had been reported for the three months ended March 31, 2019 and April 1, 2018, the calculations would have excluded options to purchase 946,500 and 961,500 shares of common stock, respectively, because the options’ exercise prices of $2.37 and $3.57 per share were greater than the average market prices of the common shares.

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

The following table sets forth revenue disaggregated by the Company’s automotive and industrial sectors for the three months ended March 31, 2019 and April 1, 2018:

	Three Months Ended
	March 31, 2019	April 1, 2018
Revenue by product sector:
Automotive	$16,479,393	$17,232,116
Industrial	8,914,467	9,197,571
Total Revenue	$25,393,860	$26,429,687

The following table sets forth revenue disaggregated by the geographic locations of the Company’s customers for the three months ended March 31, 2019 and April 1, 2018:

	Three Months Ended
	March 31, 2019	April 1, 2018
Revenue by customer location:
North America	$12,370,764	$12,009,878
Europe	11,824,500	12,353,190
Asia	1,105,866	1,919,147
Other	92,730	147,472
Total Revenue	$25,393,860	$26,429,687

18.	Restructuring Expenses

The Company, to increase operating efficiencies and decrease costs, developed a plan to restructure the operations and the management team of its foreign operations located in Earby, England. As part of this restructuring, the Company announced the decommissioning of the calender operations which could not be economically modernized. An impairment charge of $510,230 for the assets used in this operation was included in the operating results for the year ended December 30, 2018. The decommissioning plan is being implemented over an extended period to permit its existing customer base time to arrange for alternate sources of product or for them to switch to one of the Company’s other coated fabric solutions from its state-of-the art production facility. The Company anticipated that it would reduce its work force but would also offer a retraining program to allow a limited number of employees the opportunity to move to other production areas within the facility. The Company does not expect that the cost associated with this aspect of the plan to be significant and will expense these costs as incurred. Also, as part of the restructuring, during the quarter ended March 31, 2019 the Company entered into settlement agreements with certain members of that facility’s management team which terminated their continuing service. The Company recorded a charge of $343,003 for the cost of these agreements which is included in Other Operating Expenses in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2019.

19.	Subsequent Events

The Company has evaluated subsequent events occurring through the date that the financial statements were available to be issued for events requiring recording or disclosure in the March 31, 2019 financial statements. There were no material events or transactions occurring during this period requiring recognition or disclosure.

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

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. For further discussion of our significant accounting policies, refer to Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies, Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018.

Recent Accounting Pronouncements

See Note 15 – “Recent Accounting Standards” to the Consolidated Financial Statements for a discussion of recent accounting guidance.

Overview:

The Company and its subsidiaries have adopted a 52/53-week fiscal year ending on the Sunday nearest to December 31. The current year ending December 29, 2019 and the prior year ended December 30, 2018 are 52-week years.

Our Earby, England operation’s functional currency is the British Pound Sterling and has sales and purchases transactions that are denominated in currencies other than the Pound Sterling, principally the Euro. Approximately 28% of the Company’s global revenues and 33% of its global raw material purchases are derived from these Euro transactions.

The average year-to-date exchange rate for the Pound Sterling to the U.S. Dollar was approximately 6.5% lower and the average exchange rate for the Euro to the Pound Sterling was approximately 1.2% lower in 2019 compared to 2018. These exchange rate changes had the effect of decreasing net sales by approximately $1.0 million for the three months ended March 31, 2019. The overall currency effect on the Company’s net loss was a positive amount of approximately $14,000 for the three months ended March 31, 2019.

Three Months Ended March 31, 2019 Compared to the Three Months Ended April 1, 2018

The following table sets forth, for the three months ended March 31, 2019 (“three months 2019”) and April 1, 2018 (“three months 2018”), certain operations data including their respective percentage of net sales:

	Three Months Ended
	March 31, 2019		April 1, 2018		Change	% Change

Net Sales	$25,393,860	100.0%	$26,429,687	100.0%	$(1,035,827)	-3.9%
Cost of Sales	21,079,658	83.0%	21,812,193	82.5%	(732,535)	-3.4%
Gross Profit	4,314,202	17.0%	4,617,494	17.5%	(303,292)	-6.6%
Operating Expenses:
Selling	1,103,038	4.3%	1,349,030	5.1%	(245,992)	-18.2%
General and administrative	1,510,800	5.9%	1,948,301	7.4%	(437,501)	-22.5%
Research and development	476,964	1.9%	421,963	1.6%	55,001	13.0%
Other operating expenses	343,003	1.4%	-	0.0%	343,003	-
Total Operating Expenses	3,433,805	13.5%	3,719,294	14.1%	(285,489)	-7.7%
Operating Income	880,397	3.5%	898,200	3.4%	(17,803)	-2.0%
Interest expense	(514,296)	-2.0%	(456,364)	-1.7%	(57,932)	12.7%
Other income	228,133	0.9%	33,282	0.1%	194,851	>100%
Income before Taxes	594,234	2.3%	475,118	1.8%	119,116	25.1%
Tax benefit	(38,868)	-0.2%	(14,521)	-0.1%	(24,347)	>100%
Net Income	633,102	2.5%	489,639	1.9%	143,463	29.3%
Preferred dividends	(782,544)	-3.1%	(784,459)	-3.0%	1,915	-0.2%
Net Loss Allocable to Common Shareholders	$(149,442)	-0.6%	$(294,820)	-1.1%	$145,378	-49.3%

Revenue:

Total revenue for the three months 2019 decreased $1,035,827 or 3.9% to $25,393,860 from $26,429,687 for the three months 2018. Excluding the negative currency effect of the exchange rates, total revenue would have only decreased by approximately $33,000 or 0.1%. U.S. automotive sales for the three months 2019 increased 2.4% compared to the three months 2018 resulting from new automotive programs in 2019. European automotive sales decreased marginally (0.5%) compared to the prior year excluding the currency adjustment. Sales for the industrial sector decreased 3.1% (1.8% before currency effect) as sales from the non-automotive transportation market in the U.K. were down compared to last year principally due to sales to a customer in the prior year that normally occurred in the second and third quarters, were pulled forward to the first quarter in 2019.

Gross Profit:

Total gross profit for the three months 2019 decreased $303,292 or 6.6% to $4,314,202 from $4,617,494 for the three months 2018. The gross profit percentage was 17.0% of sales for the three months 2019 compared to 17.5% for the three months 2018. Gross profit amount and percentage was negatively impacted in 2019 by higher raw material prices compared to 2018 and the effects of product mix. To offset raw material price increases, the Company increased prices during the three months 2019 in several of its markets. The decrease in gross profit included a negative net currency effect of $151,000. Excluding this effect, gross profit would have only declined by 3.3%

Operating Expenses:

Selling expenses for the three months 2019 decreased $245,992 or 18.2% to $1,103,038 from $1,349,030 for the three months 2018. The Company pays commissions only on certain U.K. automotive programs. In conjunction with the decline in total automotive sales in the U.K. for the three months 2019, there was a decrease in commissionable sales. The decrease in selling expense for the three months 2019 was principally attributable to the lower commissions related to these sales. This decrease was partially offset by the unfavorable currency effect of $44,000.

General and administrative expenses for the three months 2019 decreased $437,501 or 22.5% to $1,510,800 from $1,948,301 for the three months 2018. This decrease was primarily attributable to a decrease in employment costs and other administrative expenses for the three months 2019 compared to the three months 2018. Partially offsetting the decrease was the unfavorable currency effect of $61,000.

Research and development expenses for the three months 2019 increased $55,001 or 13.0% to $476,964 from $421,963 for the three months 2018. The increase was principally attributable to development costs for new trials. Also contributing to the increase was the unfavorable currency effect of $17,000.

Other operating expenses for the three months 2019 was $343,003. There was not a corresponding amount for the three months 2018. This amount is cost incurred by the Company as part of a restructuring plan to reduce inefficiencies at its U.K. facility.

Operating Income:

Operating income for the three months 2019 decreased $17,803 or 2.0% to $880,397 from $898,200 for the three months 2018. The operating income percentage was 3.5% of sales for the three months 2019 compared to 3.4% for the three months 2018. Operating income decreased from the decrease in gross profit and partially offset by the decrease in operating expenses.

Interest Expense:

Interest expense for the three months 2019 increased $57,932 or 12.7% to $514,296 from $456,364 for the three months 2018. The increase was primarily due to new equipment purchases and higher interest rates on LIBOR and prime during the three months 2019 partially offset by debt repayments compared to the three months 2018.

Other Income:

Other income for the three months 2019 increased $194,851 or more than 100% to $228,133 from $33,282 for the three months 2018. Included in other income are the currency gains and losses recognized on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros as these currencies fluctuated during the quarter. Also included in other income are gains and losses from the change in fair values on the Company’s foreign currency exchange contracts.

Tax Benefit:

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

For the three months 2019, the tax benefit was $38,868 as compared to $14,521 for the three months 2018. The larger benefit is due to the increased taxable loss in the U.K. as a result of the restructuring charges.

Preferred Stock Dividend:

The terms of the acquisitions in November 2014 resulted in the issuance of preferred ownership units/stock of UEP Holdings, LLC and UGEL (formerly EPAL) to the sellers. These preferred units have carried quarterly dividend requirements on a total value of $55,000,000 at rates ranging from 5.0% to 7.5%. The dividend rate on the Series B UEP Holdings preferred units which started at 5.5% increases by 0.5% on the anniversary of the issuance up to a maximum of 8.0%.

Liquidity and Sources of Capital

Cash, as it is needed, is provided by using the Company’s lines of credit. These lines provide for a total borrowing commitment in excess of $43,000,000 subject to the underlying borrowing base specified in the agreements. Of the total outstanding borrowings of $21,222,815 at March 31, 2019, $15.0 million of the lines bears interest at LIBOR or the Eurodollar rate plus a range of 1.95% to 2.45%, depending on the underlying borrowing base and $6.2 million bears interest at the bank’s prime or base lending rate which was 5.5% at March 31, 2019. At March 31, 2019, the lines provided an additional availability of approximately $2.2 million. We plan to use this availability and cash provided by operating activities to finance our cash needs for the remaining months of fiscal 2019 and future periods. The balances due under the lines of credit are recorded as current liabilities on the Consolidated Balance Sheets.

Given our capital resources in the U.S. and the potential for increased investment and acquisitions in foreign jurisdictions, we did not have a history of repatriating a significant portion of our foreign cash. Accordingly, we had not recognized a deferred tax liability for these unremitted earnings. However, the Tax Cuts and Jobs Act of 2017 imposed a one-time transition tax on deemed repatriation of deferred foreign income, which the Company recorded in tax expense in 2017. In the event that we decide to repatriate these foreign amounts to fund U.S. operations, the Company will not be required to pay any additional U.S. tax related to these amounts.

The ratio of current assets to current liabilities, including the amount due under our lines of credit, was 0.96 at March 31, 2019 and 0.97 at December 30, 2018.

Cash balances increased $154,483 before the effects of currency translation of 27,829, to $1,211,153 at March 31, 2019 from $1,028,841 at December 30, 2018. Of the above noted amounts, $703,692 and $923,071 were held outside the U.S. by our foreign subsidiaries as of March 31, 2019 and December 30, 2018, respectively.

Cash used in operations was $374,084 for the three months 2019 compared to $648,586 provided by operations for the three months 2018. For the three months 2019, cash used in operations was primarily due to cash flows related to changes in working capital of $(1,545,990) offset by net income of $633,102, adjustments for non-cash items of $512,925 and changes in other assets and liabilities of $25,879. For the three months 2018, cash provided by operations was primarily due to net income of $489,639 and adjustments for non-cash items of $605,766 offset by cash flows related to changes in working capital of $(295,674) and changes in other assets and liabilities of $(151,145).

Cash used in investing activities was $194,752 for the three months 2019 compared to $427,944 for the three months 2018. During 2019 and 2018, cash used in investing activities was principally for purchases of machinery and equipment at our manufacturing locations and payments made for company-owned key man life insurance premiums.

For the three months 2019, cash provided by financing activities was $723,319 as compared to $707,499 used in financing activities for the three months 2018. Impacting cash flows from financing activities for the three months 2019 and 2018 were net advances on lines of credit of $1,531,363 and $37,163, respectively. The increases in advances on the lines of credit were used to fund working capital. Also included in cash flows from financing activities were preferred dividend payments of $779,863 and $774,346 during the three months 2019 and 2018, respectively. During the three months 2019 and 2018, our majority shareholder provided $200,000 and $225,000, respectively, in financing in the form of subordinated secured promissory notes. During the three months 2018, we drew $433,223 on an equipment financing commitment from our bank to finance asset purchases.

Our credit agreements contain customary affirmative and negative covenants. We were in compliance with our debt covenants as of March 31, 2019 and through the date of filing of this report.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019 and concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2019, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Dated: May 10, 2019	By:	/s/ Howard R. Curd
Howard R. Curd Chief Executive Officer

Dated: May 10, 2019	By:	/s/ Edmund C. King
Edmund C. King Chief Financial Officer

