Form 10-Q
period 2019-06-30
UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.
filed 2019-08-05
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
☐
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

As of August 1, 2019, the issuer had 17,060,928 shares of ordinary Common Stock, $0.001 par value, and 1,619,102 shares of Class B Common Stock, $0.001 par value, outstanding.

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

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Uniroyal Global Engineered Products, Inc.

Consolidated Balance Sheets

	(Unaudited)

ASSETS	June 30, 2019	December 30, 2018
CURRENT ASSETS
Cash and cash equivalents	$724,198	$1,028,841
Accounts receivable, net	14,130,970	12,422,330
Inventories, net	19,900,278	19,460,260
Other current assets	780,573	965,520
Related party receivable	28,963	20,118
Total Current Assets	35,564,982	33,897,069

PROPERTY AND EQUIPMENT, NET	25,618,778	18,878,949

OTHER ASSETS
Intangible assets	3,209,574	3,217,997
Goodwill	1,079,175	1,079,175
Other long-term assets	3,723,620	3,693,367
Total Other Assets	8,012,369	7,990,539
TOTAL ASSETS	$69,196,129	$60,766,557

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued in excess of bank balance	$765,612	$855,210
Lines of credit	21,196,050	19,325,116
Current maturities of long-term debt	1,478,311	1,369,967
Current maturities of finance lease liabilities	275,958	388,862
Accounts payable	9,687,140	9,335,235
Accrued expenses and other liabilities	4,147,493	3,326,291
Related party obligation	126,313	84,154
Current portion of postretirement benefit liability - health and life	139,095	139,095
Total Current Liabilities	37,815,972	34,823,930

LONG-TERM LIABILITIES
Long-term debt, less current portion	3,681,760	3,967,754
Finance lease liabilities, less current portion	22,625	109,446
Related party lease financing obligation	2,712,003	2,613,717
Long-term debt to related parties	3,190,655	2,990,655
Postretirement benefit liability - health and life, less current portion	2,089,154	2,101,892
Other long-term liabilities	6,842,712	653,653
Total Long-Term Liabilities	18,538,909	12,437,117
Total Liabilities	56,354,881	47,261,047

STOCKHOLDERS' EQUITY
Preferred units, Series A UEP Holdings, LLC, 200,000 units issued and outstanding ($100 issue price)	617,571	617,571
Preferred units, Series B UEP Holdings, LLC, 150,000 units issued and outstanding ($100 issue price)	463,179	463,179
Preferred stock, Uniroyal Global (Europe) Limited, 50 shares issued and outstanding ($1.51 stated value)	75	75
Common stock, 95,000,000 shares authorized ($.001 par value) 18,680,030 and 18,690,030 shares issued and outstanding as of June 30, 2019 and December 30, 2018, respectively	18,680	18,690
Additional paid-in capital	35,275,646	35,244,770
Accumulated deficit	(22,702,471)	(22,136,130)
Accumulated other comprehensive loss	(831,432)	(702,645)
Total Stockholders' Equity	12,841,248	13,505,510

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$69,196,129	$60,766,557

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

NET SALES	$24,095,783	$26,023,233	$49,489,643	$52,452,920

COST OF GOODS SOLD	19,883,392	21,259,055	40,963,050	43,071,248

Gross Profit	4,212,391	4,764,178	8,526,593	9,381,672

OPERATING EXPENSES:
Selling	1,183,803	1,200,051	2,286,841	2,549,081
General and administrative	1,449,060	1,658,665	2,959,860	3,606,966
Research and development	447,754	430,565	924,718	852,528
Other operating expenses	—	—	343,003	—
OPERATING EXPENSES	3,080,617	3,289,281	6,514,422	7,008,575

Operating Income	1,131,774	1,474,897	2,012,171	2,373,097

OTHER EXPENSE:
Interest and other debt related expense	(523,218)	(473,663)	(1,037,514)	(930,027)
Other income (expense)	(224,950)	(19,220)	3,183	14,062
Net Other Expense	(748,168)	(492,883)	(1,034,331)	(915,965)

INCOME BEFORE TAX PROVISION	383,606	982,014	977,840	1,457,132

TAX PROVISION (BENEFIT)	20,559	57,521	(18,309)	43,000

NET INCOME	363,047	924,493	996,149	1,414,132

Preferred stock dividend	(779,946)	(776,104)	(1,562,490)	(1,560,563)

NET INCOME (LOSS) ALLOCABLE TO COMMON SHAREHOLDERS	$(416,899)	$148,389	$(566,341)	$(146,431)

INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.02)	$0.01	$(0.03)	$(0.01)
Diluted	$(0.02)	$0.01	$(0.03)	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	18,684,755	18,690,030	18,687,393	18,690,030
Diluted	18,684,755	18,690,030	18,687,393	18,690,030

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

NET INCOME	$363,047	$924,493	$996,149	$1,414,132

OTHER COMPREHENSIVE LOSS:
Minimum benefit liability adjustment	(73,617)	(29,931)	(147,234)	(59,462)
Foreign currency translation adjustment	(254,674)	(776,546)	18,447	(292,978)
OTHER COMPREHENSIVE LOSS	(328,291)	(806,477)	(128,787)	(352,440)

COMPREHENSIVE INCOME	34,756	118,016	867,362	1,061,692

Preferred stock dividend	(779,946)	(776,104)	(1,562,490)	(1,560,563)

COMPREHENSIVE LOSS TO COMMON SHAREHOLDERS	$(745,190)	$(658,088)	$(695,128)	$(498,871)

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	UEPH Series A		UEPH Series B		UGEL Preferred		Common Stock		Additional Paid	Accumulated	Accumulated Other Comprehensive Income
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	(Loss)	Total Equity
For the Three Months Ended
July 1, 2018
Balance April 1, 2018	200,000	$617,571	150,000	$463,179	50	$75	18,690,030	$18,690	$35,044,933	$(20,571,764)	$78,885	$15,651,569
Net income	—	—	—	—	—	—	—	—	—	924,493	—	924,493
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(806,477)	(806,477)
Stock-based compensation expense	—	—	—	—	—	—	—	—	93,420	—	—	93,420
Preferred stock dividend	—	—	—	—	—	—	—	—	—	(776,104)	—	(776,104)
Balance July 1, 2018	200,000	$617,571	150,000	$463,179	50	$75	18,690,030	$18,690	$35,138,353	$(20,423,375)	$(727,592)	$15,086,901

For the Three Months Ended
June 30, 2019
Balance March 31, 2019	200,000	$617,571	150,000	$463,179	50	$75	18,690,030	$18,690	$35,288,936	$(22,285,572)	$(503,141)	$13,599,738
Net income	—	—	—	—	—	—	—	—	—	363,047	—	363,047
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(328,291)	(328,291)
Treasury shares purchased at cost and retired	—	—	—	—	—	—	(10,000)	(10)	(13,290)	—	—	(13,300)
Preferred stock dividend	—	—	—	—	—	—	—	—	—	(779,946)	—	(779,946)
Balance June 30, 2019	200,000	$617,571	150,000	$463,179	50	$75	18,680,030	$18,680	$35,275,646	$(22,702,471)	$(831,432)	$12,841,248

For the Six Months Ended
July 1, 2018
Balance December 31, 2017	200,000	$617,571	150,000	$463,179	50	$75	18,690,030	$18,690	34,944,972	$(20,276,944)	$(375,152)	$15,392,391
Net income	—	—	—	—	—	—	—	—	—	1,414,132	—	1,414,132
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(352,440)	(352,440)
Stock-based compensation expense	—	—	—	—	—	—	—	—	193,381	—	—	193,381
Preferred stock dividend	—	—	—	—	—	—	—	—	—	(1,560,563)	—	(1,560,563)
Balance July 1, 2018	200,000	$617,571	150,000	$463,179	50	$75	18,690,030	$18,690	$35,138,353	$(20,423,375)	$(727,592)	$15,086,901

For the Six Months Ended
June 30, 2019
Balance December 30, 2018	200,000	$617,571	150,000	$463,179	50	$75	18,690,030	$18,690	$35,244,770	$(22,136,130)	$(702,645)	$13,505,510
Net income	—	—	—	—	—	—	—	—	—	996,149	—	996,149
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(128,787)	(128,787)
Stock-based compensation expense	—	—	—	—	—	—	—	—	44,166	—	—	44,166
Treasury shares purchased at cost and retired	—	—	—	—	—	—	(10,000)	(10)	(13,290)	—	—	(13,300)
Preferred stock dividend	—	—	—	—	—	—	—	—	—	(1,562,490)	—	(1,562,490)
Balance June 30, 2019	200,000	$617,571	150,000	$463,179	50	$75	18,680,030	$18,680	$35,275,646	$(22,702,471)	$(831,432)	$12,841,248

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES	June 30, 2019	July 1, 2018

Net income	$996,149	$1,414,132
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,187,029	1,063,767
Stock-based compensation expense	44,166	193,381
Amortization of intangible assets	9,167	10,002
Loss on disposal of property and equipment	65,542	6,523
Noncash postemployment health and life benefit	(147,234)	(59,462)
Noncash lease expense	(49,250)	—
Changes in assets and liabilities:
Accounts receivable	(1,719,059)	(1,160,237)
Inventories	(447,340)	144,368
Other current assets	188,017	(47,082)
Related party receivable	(8,845)	35,043
Other long-term assets	57,572	(40,223)
Accounts payable	370,722	187,557
Accrued expenses and other liabilities	275,278	361,493
Postretirement benefit liability - health and life	(12,738)	(24,815)
Other long-term liabilities	(3,703)	(16,541)
Cash provided by operating activities	805,473	2,067,906

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(738,944)	(1,277,121)
Payments on life insurance policies, net of policy loan activity	(87,699)	(106,163)
Cash used in investing activities	(826,643)	(1,383,284)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in checks issued in excess of bank balance	(89,598)	18,681
Net advances on lines of credit	1,707,469	389,712
Payments on long-term debt	(472,112)	(436,276)
Proceeds from issuance of long-term debt	193,454	486,067
Payments on finance lease liabilities	(203,710)	(205,199)
Net change in related party obligation	150,445	259,740
Payment of preferred stock dividends	(1,560,822)	(1,553,806)
Purchase and retirement of treasury stock	(13,300)	—
Cash used in financing activities	(288,174)	(1,041,081)
Net change in cash and cash equivalents	(309,344)	(356,459)
Cash and cash equivalents - beginning of period	1,028,841	1,267,319
Effects of currency translation on cash and cash equivalents	4,701	(7,778)

CASH AND CASH EQUIVALENTS - END OF PERIOD	$724,198	$903,082

See Note 2 for noncash transactions and supplemental disclosure of cash flow information.

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

June 30, 2019

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

The results of operations for the interim period ended June 30, 2019 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 30, 2018, which are contained in the Company’s 2018 Annual Report on Form 10-K.

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

The Company and its subsidiaries use a 52/53-week fiscal year ending on the Sunday nearest to December 31. The current year ending December 29, 2019 and the prior year ended December 30, 2018 are 52-week years.

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2019 and the results of operations, comprehensive loss and cash flows for the interim periods ended June 30, 2019 and July 1, 2018.

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

2.	Noncash Transactions and Supplemental Disclosure of Cash Flow Information

During the six months ended June 30, 2019 and July 1, 2018, the Company paid down $171,758 and $203,173, respectively, of its term loans using available borrowings on its various lines of credit.

During the six months ended June 30, 2019 and July 1, 2018, the Company entered into several equipment financing obligations with fair values of $460,900 and $793,001, respectively, which are accounted for as capital assets. The fair values were added to property and equipment and a corresponding amount to finance lease or long-term debt. See Note 12 for additional information on finance leases.

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases” on December 31, 2018. Under this new standard, the Company was required to record on its balance sheet previously unrecorded operating leases based on the present value of remaining lease payments. Per this new standard, the Company recorded right-of-use (“ROU”) operating lease assets and operating lease liabilities of $6,911,550 on its consolidated balance sheet as of December 31, 2018. During the six months ended June 30, 2019, the Company recorded new lease ROU operating lease assets and operating lease liabilities of $287,828, amortization of its ROU operating lease assets of $303,009 and amortization of its operating lease liabilities of $352,259. See Note 12 for additional information on operating leases.

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

Supplemental disclosure of cash paid for the six months ended:

	June 30, 2019	July 1, 2018

Interest expense	$984,956	$892,641

Income taxes	$-	$-

3.	Derivatives

The Company recognizes all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, as to whether the hedge is a cash flow hedge or a fair value hedge.

The Company incurs foreign currency risk on sales and purchases denominated in other currencies, primarily the British Pound Sterling and the Euro. Foreign currency exchange contracts are used by the Company principally to limit the exchange rate fluctuations of the Euro. The Euro risk is partially limited due to natural cash flow offsets. Currency exchange contracts are purchased for approximately 25% of the net risk. These contracts are not designated as cash flow hedges for accounting purposes. Changes in fair value of these contracts are reported in Other Income (Expense) in the accompanying Consolidated Statements of Operations.

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

The Company uses foreign currency exchange contracts which are recorded at their estimated fair values in the accompanying Consolidated Balance Sheets. The fair values of the contracts at June 30, 2019 and December 30, 2018 were a net liability of $14,350 and $26,814, respectively, included in other current liabilities. The fair values of the currency exchange contracts are based upon observable market transactions of spot and forward rates.

For the six months ended June 30, 2019, there have been no changes in the application of valuation methods applied to similar assets and liabilities.

5.	Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while the capital accounts are translated at the historical rate for the date they were recognized. Revenues and expenses are translated at the weighted average exchange rates during the reporting period. The resulting translation gains and losses on assets and liabilities are recorded in accumulated other comprehensive income (loss) and are excluded from net income until realized through a sale or liquidation of the investment. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of the Company’s foreign operations are included in Other Income (Expense) in the accompanying Consolidated Statements of Operations.

6.	Inventories

Inventories consist of the following:

	June 30, 2019	December 30, 2018

Raw materials	$5,145,916	$5,863,762
Work-in-process	5,441,204	5,040,582
Finished goods	10,994,943	10,049,567
	21,582,063	20,953,911
Less: Allowance for inventory obsolescence	(1,681,785)	(1,493,651)

Total Inventories	$19,900,278	$19,460,260

7.	Other Long-term Assets

Other long-term assets consist of the following:

	June 30, 2019	December 30, 2018

Deferred tax asset	$2,862,265	$2,899,634
Other	861,355	793,733

Total Other Long-term Assets	$3,723,620	$3,693,367

8.	Other Long-term Liabilities

Other long-term liabilities consist of the following:

	June 30, 2019	December 30, 2018

Deferred tax liability	$636,834	$640,219
Operating lease liabilities	6,192,444	-
Other	13,434	13,434

Total Other Long-term Liabilities	$6,842,712	$653,653

See Note 12 for additional information on operating lease liabilities.

9.	Lines of Credit

The Company’s Uniroyal subsidiary has available a $30,000,000 revolving line of credit financing agreement with Wells Fargo Capital Finance, LLC (“Uniroyal Line of Credit”), which matures on June 15, 2023. Interest is payable monthly at the Eurodollar rate plus 2.25% or Wells Fargo Capital Finance, LLC's prime rate at the Company's election on outstanding balances up to $6,000,000 and prime rate on amounts in excess of $6,000,000. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable, inventories and equipment. The line of credit is secured by substantially all of Uniroyal's assets and includes certain financial and restrictive covenants. The Company was in compliance with these covenants as of June 30, 2019.

The outstanding balance on the Uniroyal Line of Credit was $11,967,443 and $10,713,318 as of June 30, 2019 and December 30, 2018, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying Consolidated Balance Sheets.

The Company’s U.K. subsidiary has available a £10,000,000 (approximately $12.7 million) revolving line of credit financing agreement with Lloyds Bank Commercial Finance Limited (“U.K. Line of Credit”), which is subject to a six-month notice by either party. The line has several tranches based on currency or underlying security. Interest is payable monthly at the base rate (U.K. LIBOR or Lloyds Bank Base Rate as published) plus 1.95% to 2.45% depending on the tranche. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable and inventories. The line of credit is secured by substantially all of the subsidiary's assets and includes certain financial and restrictive covenants. The Company was in compliance with these covenants as of June 30, 2019.

The outstanding balance on the U.K. Line of Credit was £7,270,570 and £6,787,260 ($9,228,607 and $8,611,798) as of June 30, 2019 and December 30, 2018, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying Consolidated Balance Sheets.

10.	Long-term Debt

Long-term debt consists of the following:

	Interest Rate	June 30, 2019	December 30, 2018

Wells Fargo Capital Finance, LLC	Prime	$1,256,801	$1,413,898
Kennet Equipment Leasing Limited	10.90%	343,961	451,173
Regents Capital Corporation	6.20%-7.41%	1,208,746	1,058,305
De Lage Landen Financial Services	7.35%	56,867	68,208
Ford Motor Credit	4.31%	23,346	27,881
Byline Financial Group	8.55%	-	5,913
BB&T Equipment Finance Corporation	4.02%-5.12%	776,757	879,600
Crown Credit Company	7.06%	12,753	-
Lloyds Bank Commercial Finance Limited	LIBOR + 3.15%	-	14,380
Lloyds Bank Commercial Finance Limited	LIBOR + 3.50%	1,345,323	1,344,801
Lloyds Bank Commercial Finance Limited	4.23%	66,411	73,562
Lloyds Bank Commercial Finance Limited	LIBOR + 3.50%	69,106	-
		5,160,071	5,337,721
Less: Current portion		(1,478,311)	(1,369,967)
Long-term Portion		$3,681,760	$3,967,754

11.	Related Party Obligations

Long-term debt to related parties consists of the following:

	Interest Rate	June 30, 2019	December 30, 2018

Senior subordinated promissory note	9.25%	$2,000,000	$2,000,000
Senior secured promissory note	10.00%	765,655	765,655
Subordinated secured promissory note	8.00%	225,000	225,000
Subordinated secured promissory note	8.00%	200,000	-
		3,190,655	2,990,655
Less: Current portion		-	-
Long-term Portion		$3,190,655	$2,990,655

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

The lease financing obligation consists of the following:

	June 30, 2019	December 30, 2018

Related party lease financing obligation	$2,838,316	$2,697,871
Less: Current portion	(126,313)	(84,154)

Long-term Portion	$2,712,003	$2,613,717

The long-term portion of the lease financing obligation is shown in the accompanying Consolidated Balance Sheets as Related Party Lease Financing Obligation and the current portion as Related Party Obligation.

12.	Leases

The Company has operating leases for equipment and office facilities and finance leases for equipment. These leases expire from January 2020 through March 2039. Operating lease right-of-use assets are included in property and equipment, the current portion of operating lease liabilities is included in accrued expenses and other liabilities, and the long-term portion of operating lease liabilities is included in other long-term liabilities in the accompanying Consolidated Balance Sheet at June 30, 2019. Finance lease right-of-use assets are included in property and equipment, the current portion of finance lease liabilities is included in current maturities of finance lease liabilities, and the long-term portion of finance liabilities is included in finance lease liabilities, less current portion in the accompanying Consolidated Balance Sheet at June 30, 2019.

The Company determines whether its contracts are or contain leases at inception. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the beginning date of a lease based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on information that is available at the beginning date of a lease to determine the present value of lease payments, since its leases generally do not provide an implicit rate. The terms of the Company’s leases may include options to extend or terminate a lease when it is reasonably certain that the Company will exercise that option. The Company’s lease agreements with lease and non-lease components are accounted for separately.

The components of lease expense for the three and six months ended June 30, 2019 are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019

Operating lease expense	$292,140	$564,204

Finance lease expense:
Amortization of right-of-use assets	$37,407	$77,305
Interest on lease liabilities	4,799	11,036
Total finance lease expense	$42,206	$88,341

Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2019 are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019

Operating cash flows from operating leases	$252,220	$497,813
Operating cash flows from finance leases	$4,799	$11,036
Financing cash flows from finance leases	$101,859	$203,710

Right-of-use assets obtained in exchange for lease obligations for the three and six months ended June 30, 2019 are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019

Operating leases	$248,176	$287,828
Financing leases	$-	$-

Supplemental balance sheet information related to operating leases is as follows:

June 30, 2019
Operating leases:
Property and equipment, net	$6,787,022
Accrued expenses and other liabilities	$546,244
Other long-term liabilities	6,192,444
Total operating lease liabilities	$6,738,688
Weighted average remaining lease term	15.6 years
Weighted average discount rate	7.10%

Supplemental balance sheet information related to finance leases is as follows:

June 30, 2019
Finance leases:
Property and equipment, net	$1,337,917
Current maturities of finance lease liabilities	$275,958
Finance lease liabilities, less current portion	22,625
Total finance lease liabilities	$298,583
Weighted average remaining lease term	0.8 year
Weighted average discount rate	6.13%

Maturities of operating and finance lease liabilities as of June 30, 2019 are as follows:

	Operating Leases	Finance Leases
Due in one year or less	$997,430	$282,400
Due after one year through two years	897,549	23,655
Due after two years through three years	826,479	-
Due after three years through four years	766,719	-
Due after four years through five years	525,212	-
Thereafter	8,010,446	-
Total lease payments	12,023,835	306,055
Less: Interest	(5,285,147)	(7,472)
Total	$6,738,688	$298,583

13.	Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) were as follows:

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustment	Total
Balance at December 30, 2018	$836,593	$(1,539,238)	$(702,645)

Other comprehensive income before reclassifications	-	18,447	18,447

Reclassification adjustment for gains included in net income	(147,234)	-	(147,234)

Balance at June 30, 2019	$689,359	$(1,520,791)	$(831,432)

The gains reclassified from accumulated other comprehensive income (loss) are recorded to the following line items in the Consolidated Statements of Operations:

Other Comprehensive Income Component	Statements of Operations Line Item

Minimum Benefit Liability Adjustments	General and administrative expense

14.	Stock Based Compensation

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

Compensation expense is recognized on a straight-line basis over a three-year vesting period from date of grant.

 Stock option activity for the six months ended June 30, 2019 and July 1, 2018 is as follows:

	Stock Options
	Total	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price	Non- Vested	Weighted Average Exercise Price
Outstanding at December 31, 2017	961,500	$2.80	527,165	$2.63	434,335	$3.00
Granted	-	-	-	-	-	-
Vested	-	-	112,170	3.57	(112,170)	3.57
Exercised	-	-	-	-	-	-
Forfeited or cancelled	(15,000)	2.77	(8,334)	2.61	(6,666)	2.97
Outstanding at July 1, 2018	946,500	$2.80	631,001	$2.80	315,499	$2.80

Outstanding at December 30, 2018	946,500	$2.80	834,335	$2.69	112,165	$3.57
Granted	-	-	-	-	-	-
Vested	-	-	112,165	3.57	(112,165)	3.57
Exercised	-	-	-	-	-	-
Forfeited or cancelled	(15,000)	2.77	(15,000)	2.77	-	-

Outstanding at June 30, 2019	931,500	$2.80	931,500	$2.80	-	$-

Aggregate Intrinsic Value
July 1, 2018	$-		$-		$-

Aggregate Intrinsic Value
June 30, 2019	$-		$-		$-

As of June 30, 2019 and July 1, 2018, there was no aggregate intrinsic value of the options outstanding because the options’ exercise prices of $2.37 and $3.57 per share were greater than the average market prices of the common shares.

Option expense recognized was $0 and $93,420 for the three months ended June 30, 2019 and July 1, 2018, respectively, and $44,166 and $193,381 for the six months ended June 30, 2019 and July 1, 2018, respectively. As of June 30, 2019, there was no unrecognized compensation cost related to the options granted under the 2015 Stock Option Plan.

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

On August 28, 2018, the Financial Accounting Standards Board issued a new standard, ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The new standard modifies the disclosure requirements on fair value measurements in Topic 820, “Fair Value Measurement.” Certain requirements were removed such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, certain requirements were modified and certain disclosures were added such as the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period. This standard will be effective for the Company on December 30, 2019. Since this standard only revises disclosure requirements, the adoption of this standard will not have a significant effect on the Company’s consolidated financial position, results of operations and cash flows.

16.	Earnings (Loss) per Common Share

The following table sets forth the computation of earnings (loss) per common share - basic and earnings (loss) per common share – diluted for the three and six months ended June 30, 2019 and July 1, 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Numerator
Net income (loss) allocable to common shareholders	$(416,899)	$148,389	$(566,341)	$(146,431)

Denominator
Denominator for basic earnings per share - weighted average shares outstanding	18,684,755	18,690,030	18,687,393	18,690,030
Weighted average effect of dilutive securities	-	-	-	-
Denominator for dilutive earnings per share - weighted average shares outstanding	18,684,755	18,690,030	18,687,393	18,690,030

Basic and Diluted Income (Loss) Per Share
Net income (loss) allocable to common shareholders	$(0.02)	$0.01	$(0.03)	$(0.01)
Effect of dilutive securities	-	-	-	-
Net income (loss) allocable to common shareholders	$(0.02)	$0.01	$(0.03)	$(0.01)

Due to the net loss for the three and six months ended June 30, 2019, the calculations of basic and diluted loss per share were the same since including options to purchase shares of common stock in the calculations of diluted loss per share would have been anti-dilutive. However, if diluted earnings per share had been reported for the three and six months ended June 30, 2019, the calculations would have excluded options to purchase 931,500 shares of common stock because the options’ exercise prices of $2.37 and $3.57 per share were greater than the average market prices of the common shares.

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

The following table sets forth revenue disaggregated by the Company’s automotive and industrial sectors for the three and six months ended June 30, 2019 and July 1, 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenue by product sector:
Automotive sector	$15,821,277	$17,842,634	$32,300,670	$35,074,750
Industrial sector	8,274,506	8,180,599	17,188,973	17,378,170
Total Revenue	$24,095,783	$26,023,233	$49,489,643	$52,452,920

The following table sets forth revenue disaggregated by the geographic locations of the Company’s customers for the three and six months ended June 30, 2019 and July 1, 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenue by customer location:
North America	$11,902,854	$11,827,405	$24,314,538	$23,901,200
Europe	10,782,170	12,811,599	22,606,670	25,164,789
Asia	1,310,157	1,333,976	2,416,023	3,253,123
Other	100,602	50,253	152,412	133,808
Total Revenue	$24,095,783	$26,023,233	$49,489,643	$52,452,920

18.	Restructuring Expenses

In order to increase operating efficiencies and decrease costs, the Company developed a plan to restructure the operations and the management team of its foreign operations located in Earby, England. As part of this restructuring, the Company announced the decommissioning of the calender operations which could not be economically modernized. An impairment charge of $510,230 for the assets used in this operation was included in the operating results for the year ended December 30, 2018. The decommissioning plan is being implemented over an extended period to permit its existing customer base time to arrange for alternate sources of product or for them to switch to one of the Company’s other coated fabric solutions from its state-of-the art production facility. The Company anticipated that it would reduce its work force but would also offer a retraining program to allow a limited number of employees the opportunity to move to other production areas within the facility. The Company does not expect that the cost associated with this aspect of the plan to be significant and will expense these costs as incurred. Also, as part of the restructuring, during the quarter ended March 31, 2019 the Company entered into settlement agreements with certain members of that facility’s management team which terminated their continuing service. The Company recorded a charge of $343,003 for the cost of these agreements which is included in Other Operating Expenses in the accompanying Consolidated Statements of Operations for the six months ended June 30, 2019.

19.	Subsequent Events

The Company has evaluated subsequent events occurring through the date that the financial statements were available to be issued for events requiring recording or disclosure in the June 30, 2019 consolidated financial statements. There were no material events or transactions occurring during this period requiring recognition or disclosure.

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

Recent Accounting Pronouncements

See Note 15 – “Recent Accounting Standards” to the Consolidated Financial Statements for a discussion of recent accounting guidance.

Overview:

The Company and its subsidiaries use a 52/53-week fiscal year ending on the Sunday nearest to December 31. The current year ending December 29, 2019 and the prior year ended December 30, 2018 are 52-week years.

Our Earby, England operation’s functional currency is the British Pound Sterling and has sales and purchases transactions that are denominated in currencies other than the Pound Sterling, principally the Euro. Approximately 29% of the Company’s global revenues and 32% of its global raw material purchases are derived from these Euro transactions.

The average year-to-date exchange rate for the Pound Sterling to the U.S. Dollar was approximately 6.0% lower and the average exchange rate for the Euro to the Pound Sterling was approximately 0.7% lower in 2019 compared to 2018. These exchange rate changes had the effect of decreasing net sales by approximately $1.7 million for the six months ended June 30, 2019. The overall currency effect on the Company’s net loss was a negative amount of approximately $19,000 for the six months ended June 30, 2019.

Three Months Ended June 30, 2019 Compared to the Three Months Ended July 1, 2018

The following table sets forth, for the three months ended June 30, 2019 (“three months 2019”) and July 1, 2018 (“three months 2018”), certain operations data including their respective percentage of net sales:

	Three Months Ended
	June 30, 2019		July 1, 2018		Change	% Change

Net Sales	$24,095,783	100.0%	$26,023,233	100.0%	$(1,927,450)	-7.4%
Cost of Sales	19,883,392	82.5%	21,259,055	81.7%	(1,375,663)	-6.5%
Gross Profit	4,212,391	17.5%	4,764,178	18.3%	(551,787)	-11.6%
Operating Expenses:
Selling	1,183,803	4.9%	1,200,051	4.6%	(16,248)	-1.4%
General and administrative	1,449,060	6.0%	1,658,665	6.4%	(209,605)	-12.6%
Research and development	447,754	1.9%	430,565	1.7%	17,189	4.0%
Total Operating Expenses	3,080,617	12.8%	3,289,281	12.6%	(208,664)	-6.3%
Operating Income	1,131,774	4.7%	1,474,897	5.7%	(343,123)	-23.3%
Interest expense	(523,218)	-2.2%	(473,663)	-1.8%	(49,555)	10.5%
Other expense	(224,950)	-0.9%	(19,220)	-0.1%	(205,730)	>100%
Income before Taxes	383,606	1.6%	982,014	3.8%	(598,408)	-60.9%
Tax provision	20,559	0.1%	57,521	0.2%	(36,962)	-64.3%
Net Income	363,047	1.5%	924,493	3.6%	(561,446)	-60.7%
Preferred dividends	(779,946)	-3.2%	(776,104)	-3.0%	(3,842)	0.5%
Net Income (Loss) Allocable to Common Shareholders	$(416,899)	-1.7%	$148,389	0.6%	$(565,288)	<-100%

Revenue:

Total revenue for the three months 2019 decreased $1,927,450 or 7.4% to $24,095,783 from $26,023,233 for the three months 2018. Excluding the negative currency effect of the exchange rates, total revenue would have only decreased by approximately $1.2 million or 4.6%. U.S. automotive sales for the three months 2019 increased 3.6% compared to the three months 2018 resulting from new automotive programs in 2019. European automotive sales decreased 11.9% compared to the prior year excluding the currency adjustment. Sales for the three months 2019 for the industrial sector increased 1.2% (2.3% before currency effect) compared to the three months 2018 as a decline in the U.S. contract market was offset by an increase in sales from the non-automotive transportation market.

Gross Profit:

Total gross profit for the three months 2019 decreased $551,787 or 11.6% to $4,212,391 from $4,764,178 for the three months 2018. The gross profit percentage was 17.5% of sales for the three months 2019 compared to 18.3% for the three months 2018. Gross profit amount and percentage was negatively impacted in 2019 by higher raw material prices compared to 2018 and the effects of product mix. To offset raw material price increases, the Company increased prices during the first three months of 2019 in several of its markets. The decrease in gross profit included a negative net currency effect of $123,000. Excluding this effect, gross profit would have only declined by 9.0%

Operating Expenses:

Selling expenses for the three months 2019 decreased $16,248 or 1.4% to $1,183,803 from $1,200,051 for the three months 2018. The Company pays commissions only on certain U.K. automotive programs. In conjunction with the decline in total automotive sales in the U.K. for the three months 2019, there was a decrease in commissionable sales. The decrease in selling expense for the three months 2019 was attributable to the lower commissions related to these sales. Also contributing to the decrease was the favorable currency effect of $35,000. This decrease was partially offset by increases in employment related costs.

General and administrative expenses for the three months 2019 decreased $209,605 or 12.6% to $1,449,060 from $1,658,665 for the three months 2018. This decrease was primarily attributable to a decrease in employment costs for the three months 2019 compared to the three months 2018. Also contributing to the decrease was the favorable currency effect of $49,000.

Research and development expenses for the three months 2019 increased $17,189 or 4.0% to $447,754 from $430,565 for the three months 2018. The increase was principally attributable to development costs for new trials which was partially offset by the favorable currency effect of $14,000.

Operating Income:

Operating income for the three months 2019 decreased $343,123 or 23.3% to $1,131,774 from $1,474,897 for the three months 2018. The operating income percentage was 4.7% of sales for the three months 2019 compared to 5.7% for the three months 2018. Operating income decreased from the decrease in gross profit which was partially offset by the decrease in operating expenses.

Interest Expense:

Interest expense for the three months 2019 increased $49,555 or 10.5% to $523,218 from $473,663 for the three months 2018. The increase was primarily due to new equipment purchases and higher interest rates on LIBOR and prime during the three months 2019 partially offset by debt repayments compared to the three months 2018.

Other Expense:

Other expense for the three months 2019 increased $205,730 to $224,950 from $19,220 for the three months 2018. Included in other expense are the currency gains and losses recognized on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros as these currencies fluctuated during the quarter. Also included in other expense are gains and losses from the change in fair values on the Company’s foreign currency exchange contracts.

Tax Provision:

The Company files income tax returns in the United States as a C-Corporation, and in several state jurisdictions and in the United Kingdom. The Company’s U.S. operating subsidiary, Uniroyal, is a limited liability company (LLC) for federal and state income tax purposes and as such, its income, losses, and credits are allocated to its members. The Company made the acquisition of Uniroyal through UEPH, a limited liability company, which issued preferred ownership interests to the sellers that provide for quarterly dividends. Uniroyal’s taxable income is allocated entirely to UEPH as its sole member and since it is a pass-through entity, this income less the dividends paid to the sellers of Uniroyal is reported on the Company’s tax return. The taxable income applicable to the dividends for the preferred ownership interests is reported to the sellers who report it on their respective individual tax returns.

For the three months 2019, the tax provision was $20,559 as compared to $57,521 for the three months 2018. The lower provision is due to a decrease in taxable income in the U.K.

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

Six Months Ended June 30, 2019 Compared to the Six Months Ended July 1, 2018

The following table sets forth, for the six months ended June 30, 2019 (“six months 2019”) and July 1, 2018 (“six months 2018”), certain operations data including their respective percentage of net sales:

	Six Months Ended
	June 30, 2019		July 1, 2018		Change	% Change
Net Sales	$49,489,643	100.0%	$52,452,920	100.0%	$(2,963,277)	-5.6%
Cost of Sales	40,963,050	82.8%	43,071,248	82.1%	(2,108,198)	-4.9%
Gross Profit	8,526,593	17.2%	9,381,672	17.9%	(855,079)	-9.1%
Operating Expenses:
Selling	2,286,841	4.6%	2,549,081	4.9%	(262,240)	-10.3%
General and administrative	2,959,860	6.0%	3,606,966	6.9%	(647,106)	-17.9%
Research and development	924,718	1.9%	852,528	1.6%	72,190	8.5%
Other operating expenses	343,003	0.7%	-	0.0%	343,003	-
Total Operating Expenses	6,514,422	13.2%	7,008,575	13.4%	(494,153)	-7.1%
Operating Income	2,012,171	4.1%	2,373,097	4.5%	(360,926)	-15.2%
Interest expense	(1,037,514)	-2.1%	(930,027)	-1.8%	(107,487)	11.6%
Other income	3,183	0.0%	14,062	0.0%	(10,879)	-77.4%
Income before Taxes	977,840	2.0%	1,457,132	2.8%	(479,292)	-32.9%
Tax provision (benefit)	(18,309)	0.0%	43,000	0.1%	(61,309)	<-100%
Net Income	996,149	2.0%	1,414,132	2.7%	(417,983)	-29.6%
Preferred dividends	(1,562,490)	-3.2%	(1,560,563)	-3.0%	(1,927)	0.1%
Net Loss Allocable to Common Shareholders	$(566,341)	-1.1%	$(146,431)	-0.3%	$(419,910)	>100%

Revenue:

Total revenue for the six months 2019 decreased $2,963,277 or 5.6% to $49,489,643 from $52,452,920 for the six months 2018. Excluding the negative currency effect of the exchange rates, total revenue would have only decreased by approximately $1.2 million or 2.3%. U.S. automotive sales for the six months 2019 increased 3.0% compared to the six months 2018 as a result of new automotive programs in 2019. European automotive sales decreased 6.4% compared to the prior year excluding the currency adjustment. Sales for the six months 2019 for the industrial sector decreased 1.1% (or a marginal increase of 0.1% before currency effect) compared to the six months 2018 as a decline in the U.S. contract market was partially offset by an increase in sales from the non-automotive transportation market.

Gross Profit:

Total gross profit for the six months 2019 decreased $855,079 or 9.1% to $8,526,593 from $9,381,672 for the six months 2018. The gross profit percentage was 17.2% of sales for the six months 2019 compared to 17.9% for the six months 2018. Gross profit amount and percentage was negatively impacted in 2019 by higher raw material prices compared to 2018 and the effects of product mix. To offset raw material price increases, the Company increased prices during the first three months of 2019 in several of its markets. The decrease in gross profit included a negative net currency effect of $275,000. Excluding this effect, gross profit would have only declined by 6.2%

Operating Expenses:

Selling expenses for the six months 2019 decreased $262,240 or 10.3% to $2,286,841 from $2,549,081 for the six months 2018. The Company pays commissions only on certain U.K. automotive programs. In conjunction with the decline in total automotive sales in the U.K. for the six months 2019, there was a decrease in commissionable sales. The decrease in selling expense for the six months 2019 was principally attributable to the lower commissions related to these sales. Also contributing to the decrease was the favorable currency effect of $80,000. This decrease was partially offset by increases in employment related costs.

General and administrative expenses for the six months 2019 decreased $647,106 or 17.9% to $2,959,860 from $3,606,966 for the six months 2018. This decrease was primarily attributable to a decrease in employment costs for the six months 2019 compared to the six months 2018. Also contributing to the decrease was the favorable currency effect of $109,000.

Research and development expenses for the six months 2019 increased $72,190 or 8.5% to $924,718 from $852,528 for the six months 2018. The increase was principally attributable to development costs for new trials which was partially offset by the favorable currency effect of $32,000.

Other operating expenses for the six months 2019 was $343,003. There was not a corresponding amount for the six months 2018. This amount is cost incurred by the Company as part of a restructuring plan to reduce inefficiencies at its U.K. facility.

Operating Income:

Operating income for the six months 2019 decreased $360,926 or 15.2% to $2,012,171 from $2,373,097 for the six months 2018. The operating income percentage was 4.1% of sales for the six months 2019 compared to 4.5% for the six months 2018. Operating income decreased from the decrease in gross profit which was partially offset by the decrease in operating expenses.

Interest Expense:

Interest expense for the six months 2019 increased $107,487 or 11.6% to $1,037,514 from $930,027 for the six months 2018. The increase was primarily due to new equipment purchases and higher interest rates on LIBOR and prime during the six months 2019 partially offset by debt repayments compared to the six months 2018.

Other Income:

Other income for the six months 2019 decreased $10,879 to $3,183 from $14,062 for the six months 2018. Included in other income are the currency gains and losses recognized on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros as these currencies fluctuated during the year. Also included in other income are gains and losses from the change in fair values on the Company’s foreign currency exchange contracts.

Tax Provision (Benefit):

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

For the six months 2019, the tax benefit was $18,309 as compared to a tax provision of $43,000 for the six months 2018. The tax benefit for 2019 and the tax provision for 2018 were principally attributable to the results of the U.K. operations.

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

Liquidity and Sources of Capital

Cash, as it is needed, is provided by using the Company’s lines of credit. These lines provide for a total borrowing commitment in excess of $42,000,000 subject to the underlying borrowing base specified in the agreements. Of the total outstanding borrowings of $21,196,050 at June 30, 2019, $15.2 million of the lines bears interest at LIBOR or the Eurodollar rate plus a range of 1.95% to 2.45%, depending on the underlying borrowing base and $6 million bears interest at the bank’s prime or base lending rate which was 5.5% at June 30, 2019. At June 30, 2019, the lines provided an additional availability of approximately $2.1 million. We plan to use this availability and cash provided by operating activities to finance our cash needs for the remaining months of fiscal 2019 and future periods. The balances due under the lines of credit are recorded as current liabilities on the Consolidated Balance Sheets.

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

The ratio of current assets to current liabilities, including the amount due under our lines of credit, was 0.94 at June 30, 2019 and 0.97 at December 30, 2018.

Cash balances decreased $309,344 before the effects of currency translation of $4,701, to $724,198 at June 30, 2019 from $1,028,841 at December 30, 2018. Of the above noted amounts, $694,432 and $923,071 were held outside the U.S. by our foreign subsidiaries as of June 30, 2019 and December 30, 2018, respectively.

Cash provided by operations was $805,473 for the six months 2019 compared to $2,067,906 provided by operations for the six months 2018. For the six months 2019, cash provided by operations was primarily due to adjustments for non-cash items of $1,109,420, net income of $996,149 and changes in other assets and liabilities of $41,131 offset by changes in working capital of $(1,341,227). For the six months 2018, cash provided by operations was primarily due to net income of $1,414,132 and adjustments for non-cash items of $1,214,211 offset by cash flows related to changes in working capital of $(478,858) and changes in other assets and liabilities of $(81,579).

Cash used in investing activities was $826,643 for the six months 2019 compared to $1,383,284 for the six months 2018. During 2019 and 2018, cash used in investing activities was principally for purchases of machinery and equipment at our manufacturing locations and payments made for company-owned key man life insurance premiums.

For the six months 2019, cash used in financing activities was $288,174 as compared to $1,041,081 used in financing activities for the six months 2018. Impacting cash flows from financing activities for the six months 2019 and 2018 were net advances on lines of credit of $1,707,469 and $389,712, respectively. The increases in advances on the lines of credit were used to fund working capital. Also included in cash flows from financing activities were preferred dividend payments of $1,560,822 and $1,553,806 during the six months 2019 and 2018, respectively. During the six months 2019 and 2018, our majority shareholder provided $200,000 and $272,000, respectively, in financing in the form of subordinated secured promissory notes. During the six months 2018, we drew $486,067 on an equipment financing commitment from our bank to finance asset purchases.

Our credit agreements contain customary affirmative and negative covenants. We were in compliance with our debt covenants as of June 30, 2019 and through the date of filing of this report.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019 and concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Controls over Financial Reporting

During the six months ended June 30, 2019, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Second Quarter 2019
For the Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

April 1, 2019 to April 28, 2019	-	$-	-	-
April 29, 2019 to May 26, 2019	10,000	$1.33	-	-
May 27, 2019 to June 30, 2019	-	$-	-	-
Total	10,000	$1.33	-	-

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit No.	Description

31.1 *	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a)
31.2 *	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a)
32.1 *	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350
32.2 *	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350
101.INS * +	XBRL Instance Document
101.CAL * +	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF * +	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB * +	XBRL Taxonomy Extension Label Linkbase Document
101.PRE * +	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH * +	XBRL Taxonomy Extension Schema Document

_______________

*	Filed herewith.

+	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Dated: August 5, 2019	By:	/s/ Howard R. Curd
Howard R. Curd Chief Executive Officer

Dated: August 5, 2019	By:	/s/ Edmund C. King
Edmund C. King Chief Financial Officer

