Form 10-Q
period 2019-09-29
UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.
filed 2019-11-04
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019
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

As of November 1, 2019, the issuer had 17,060,928 shares of ordinary Common Stock, $0.001 par value, and 1,619,102 shares of Class B Common Stock, $0.001 par value, outstanding.

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

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Uniroyal Global Engineered Products, Inc.

Consolidated Balance Sheets

	(Unaudited)

ASSETS	September 29, 2019	December 30, 2018
CURRENT ASSETS
Cash and cash equivalents	$818,289	$1,028,841
Accounts receivable, net	13,410,069	12,422,330
Inventories, net	19,293,442	19,460,260
Other current assets	626,065	965,520
Related party receivable	33,217	20,118
Total Current Assets	34,181,082	33,897,069

PROPERTY AND EQUIPMENT, NET	25,177,807	18,878,949

OTHER ASSETS
Intangible assets	3,148,983	3,217,997
Goodwill	1,079,175	1,079,175
Other long-term assets	3,485,996	3,693,367
Total Other Assets	7,714,154	7,990,539
TOTAL ASSETS	$67,073,043	$60,766,557

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued in excess of bank balance	$752,485	$855,210
Lines of credit	20,936,172	19,325,116
Current maturities of long-term debt	1,502,555	1,369,967
Current maturities of finance lease liabilities	177,190	388,862
Accounts payable	9,332,977	9,335,235
Accrued expenses and other liabilities	4,059,081	3,326,291
Related party obligation	179,858	84,154
Current portion of postretirement benefit liability - health and life	139,095	139,095
Total Current Liabilities	37,079,413	34,823,930

LONG-TERM LIABILITIES
Long-term debt, less current portion	3,462,188	3,967,754
Finance lease liabilities, less current portion	18,477	109,446
Related party lease financing obligation	2,679,989	2,613,717
Long-term debt to related parties	3,190,655	2,990,655
Postretirement benefit liability - health and life, less current portion	2,083,684	2,101,892
Other long-term liabilities	6,531,063	653,653
Total Long-Term Liabilities	17,966,056	12,437,117
Total Liabilities	55,045,469	47,261,047

STOCKHOLDERS' EQUITY
Preferred units, Series A UEP Holdings, LLC, 200,000 units issued and outstanding ($100 issue price)	617,571	617,571
Preferred units, Series B UEP Holdings, LLC, 150,000 units issued and outstanding ($100 issue price)	463,179	463,179
Preferred stock, Uniroyal Global (Europe) Limited, 50 shares issued and outstanding ($1.51 stated value)	75	75
Common stock, 95,000,000 shares authorized ($.001 par value) 18,680,030 and 18,690,030 shares issued and outstanding as of September 29, 2019 and December 30, 2018, respectively	18,680	18,690
Additional paid-in capital	35,275,646	35,244,770
Accumulated deficit	(23,202,469)	(22,136,130)
Accumulated other comprehensive loss	(1,145,108)	(702,645)
Total Stockholders' Equity	12,027,574	13,505,510

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$67,073,043	$60,766,557

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended

	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018

NET SALES	$22,033,539	$24,322,532	$71,523,182	$76,775,452

COST OF GOODS SOLD	18,471,639	20,112,796	59,434,689	63,184,044

Gross Profit	3,561,900	4,209,736	12,088,493	13,591,408

OPERATING EXPENSES:
Selling	1,061,781	1,075,064	3,348,622	3,624,145
General and administrative	1,373,118	1,587,656	4,332,978	5,194,622
Research and development	377,989	408,256	1,302,707	1,260,784
Other operating expenses	-	-	343,003	-
OPERATING EXPENSES	2,812,888	3,070,976	9,327,310	10,079,551

Operating Income	749,012	1,138,760	2,761,183	3,511,857

OTHER EXPENSE:
Interest and other debt related expense	(509,829)	(488,905)	(1,547,343)	(1,418,932)
Other income (expense)	50,213	(22,956)	53,396	(8,894)
Net Other Expense	(459,616)	(511,861)	(1,493,947)	(1,427,826)

INCOME BEFORE TAX PROVISION	289,396	626,899	1,267,236	2,084,031

TAX PROVISION (BENEFIT)	12,022	(132,670)	(6,287)	(89,670)

NET INCOME	277,374	759,569	1,273,523	2,173,701

Preferred stock dividend	(777,372)	(769,687)	(2,339,862)	(2,330,250)

NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(499,998)	$(10,118)	$(1,066,339)	$(156,549)

LOSS PER COMMON SHARE:
Basic	$(0.03)	$(0.00)	$(0.06)	$(0.01)
Diluted	$(0.03)	$(0.00)	$(0.06)	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	18,680,030	18,690,030	18,684,938	18,690,030
Diluted	18,680,030	18,690,030	18,684,938	18,690,030

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended

	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018

NET INCOME	$277,374	$759,569	$1,273,523	$2,173,701

OTHER COMPREHENSIVE LOSS:
Minimum benefit liability adjustment	(73,617)	(29,931)	(220,851)	(89,393)
Foreign currency translation adjustment	(240,059)	(65,932)	(221,612)	(358,910)
OTHER COMPREHENSIVE LOSS	(313,676)	(95,863)	(442,463)	(448,303)

COMPREHENSIVE INCOME (LOSS)	(36,302)	663,706	831,060	1,725,398

Preferred stock dividend	(777,372)	(769,687)	(2,339,862)	(2,330,250)

COMPREHENSIVE LOSS TO COMMON SHAREHOLDERS	$(813,674)	$(105,981)	$(1,508,802)	$(604,852)

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	UEPH Series A		UEPH Series B		UGEL Preferred		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total Equity
For the Three Months Ended
September 30, 2018
Balance July 1, 2018	200,000	$617,571	150,000	$463,179	50	$75	18,690,030	$18,690	$35,138,353	$(20,423,375)	$(727,592)	$15,086,901
Net income	-	-	-	-	-	-	-	-	-	759,569	-	759,569
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(95,863)	(95,863)
Stock-based compensation expense	-	-	-	-	-	-	-	-	62,250	-	-	62,250
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(769,687)	-	(769,687)
Balance September 30, 2018	200,000	$617,571	150,000	$463,179	50	$75	18,690,030	$18,690	$35,200,603	$(20,433,493)	$(823,455)	$15,043,170

For the Three Months Ended
September 29, 2019
Balance June 30, 2019	200,000	$617,571	150,000	$463,179	50	$75	18,680,030	$18,680	$35,275,646	$(22,702,471)	$(831,432)	$12,841,248
Net income	-	-	-	-	-	-	-	-	-	277,374	-	277,374
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(313,676)	(313,676)
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(777,372)	-	(777,372)
Balance September 29, 2019	200,000	$617,571	150,000	$463,179	50	$75	18,680,030	$18,680	$35,275,646	$(23,202,469)	$(1,145,108)	$12,027,574

For the Nine Months Ended
September 30, 2018
Balance December 31, 2017	200,000	$617,571	150,000	$463,179	50	$75	18,690,030	$18,690	34,944,972	$(20,276,944)	$(375,152)	$15,392,391
Net income	-	-	-	-	-	-	-	-	-	2,173,701	-	2,173,701
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(448,303)	(448,303)
Stock-based compensation expense	-	-	-	-	-	-	-	-	255,631	-	-	255,631
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(2,330,250)	-	(2,330,250)
Balance September 30, 2018	200,000	$617,571	150,000	$463,179	50	$75	18,690,030	$18,690	$35,200,603	$(20,433,493)	$(823,455)	$15,043,170

For the Nine Months Ended
September 29, 2019
Balance December 30, 2018	200,000	$617,571	150,000	$463,179	50	$75	18,690,030	$18,690	$35,244,770	$(22,136,130)	$(702,645)	$13,505,510
Net income	-	-	-	-	-	-	-	-	-	1,273,523	-	1,273,523
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(442,463)	(442,463)
Stock-based compensation expense	-	-	-	-	-	-	-	-	44,166	-	-	44,166
Treasury shares purchased at cost and retired	-	-	-	-	-	-	(10,000)	(10)	(13,290)	-	-	(13,300)
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(2,339,862)	-	(2,339,862)
Balance September 29, 2019	200,000	$617,571	150,000	$463,179	50	$75	18,680,030	$18,680	$35,275,646	$(23,202,469)	$(1,145,108)	$12,027,574

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES	September 29, 2019	September 30, 2018

Net income	$1,273,523	$2,173,701
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,778,280	1,620,069
Stock-based compensation expense	44,166	255,631
Amortization of intangible assets	12,917	18,753
Loss on disposal of property and equipment	68,395	48,380
Noncash postemployment health and life benefit	(220,851)	(89,393)
Noncash lease expense	(26,258)	-
Changes in assets and liabilities:
Accounts receivable	(1,187,917)	(164,748)
Inventories	(82,294)	132,267
Other current assets	324,711	(13,552)
Related party receivable	(13,099)	(13,107)
Other long-term assets	74,135	51,740
Accounts payable	185,837	625,564
Accrued expenses and other liabilities	249,784	431,754
Postretirement benefit liability - health and life	(18,208)	(38,302)
Other long-term liabilities	(7,244)	(117,935)
Cash provided by operating activities	2,455,877	4,920,822

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,584,511)	(3,063,256)
Payments on life insurance policies, net of proceeds from policy loans	127,440	(122,299)
Cash used in investing activities	(1,457,071)	(3,185,555)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in checks issued in excess of bank balance	(102,725)	44,436
Net advances on lines of credit	1,893,069	936,673
Payments on long-term debt	(959,539)	(924,382)
Proceeds from issuance of long-term debt	454,088	560,677
Payments on finance lease liabilities	(297,676)	(304,383)
Additions to related party obligation	800,000	272,000
Payments on related party obligation	(628,023)	(67,502)
Payment of preferred stock dividends	(2,332,503)	(2,325,640)
Purchase and retirement of treasury stock	(13,300)	-
Cash used in financing activities	(1,186,609)	(1,808,121)
Net change in cash and cash equivalents	(187,803)	(72,854)
Cash and cash equivalents - beginning of period	1,028,841	1,267,319
Effects of currency translation on cash and cash equivalents	(22,749)	(25,163)

CASH AND CASH EQUIVALENTS - END OF PERIOD	$818,289	$1,169,302

See Note 2 for noncash transactions and supplemental disclosure of cash flow information.

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

September 29, 2019

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

The results of operations for the interim period ended September 29, 2019 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 30, 2018, which are contained in the Company’s 2018 Annual Report on Form 10-K.

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

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 29, 2019 and the results of operations, comprehensive loss and cash flows for the interim periods ended September 29, 2019 and September 30, 2018.

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

2.	Noncash Transactions and Supplemental Disclosure of Cash Flow Information

During the nine months ended September 29, 2019 and September 30, 2018, the Company entered into several equipment financing obligations with fair values of $379,126 and $793,001, respectively, which are accounted for as capital assets. The fair values were added to property and equipment and a corresponding amount to finance lease or long-term debt. See Note 12 for additional information on finance leases.

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases” on December 31, 2018. Under this new standard, the Company was required to record on its balance sheet previously unrecorded operating leases based on the present value of remaining lease payments. Per this new standard, the Company recorded right-of-use (“ROU”) operating lease assets and operating lease liabilities of $6,815,376 on its consolidated balance sheet as of December 31, 2018. During the nine months ended September 29, 2019, the Company recorded new lease ROU operating lease assets and operating lease liabilities of $287,828, amortization of its ROU operating lease assets of $457,692 and amortization of its operating lease liabilities of $483,950. See Note 12 for additional information on operating leases.

During the third quarter of 2019, the Company obtained $249,051 in loans against the cash value of its company owned life insurance policies and are shown net of payments of $121,611 on the life insurance policies in the consolidated statements of cash flows. These loans have a weighted average interest rate of 3.66% and can be repaid at any time.

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

Supplemental disclosure of cash paid for the nine months ended:

	September 29, 2019	September 30, 2018

Interest expense	$1,452,735	$1,344,520

Income taxes	$-	$-

3.	Derivatives

The Company recognizes all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, as to whether the hedge is a cash flow hedge or a fair value hedge.

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

The Company uses foreign currency exchange contracts which are recorded at their estimated fair values in the accompanying consolidated balance sheets. The fair values of the contracts at September 29, 2019 and December 30, 2018 were a net liability of $931 and $26,814, respectively, included in other current liabilities. The fair values of the currency exchange contracts are based upon observable market transactions of spot and forward rates.

For the nine months ended September 29, 2019, there have been no changes in the application of valuation methods applied to similar assets and liabilities.

5.	Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while the capital accounts are translated at the historical rate for the date they were recognized. Revenues and expenses are translated at the weighted average exchange rates during the reporting period. The resulting translation gains and losses on assets and liabilities are recorded in accumulated other comprehensive loss and are excluded from net income until realized through a sale or liquidation of the investment. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of the Company’s foreign operations are included in Other Income (Expense) in the accompanying consolidated statements of operations.

6.	Inventories

Inventories consist of the following:

	September 29, 2019	December 30, 2018

Raw materials	$6,228,673	$5,863,762
Work-in-process	4,706,757	5,040,582
Finished goods	10,009,870	10,049,567
	20,945,300	20,953,911
Less: Allowance for inventory obsolescence	(1,651,858)	(1,493,651)

Total Inventories, net	$19,293,442	$19,460,260

7.	Other Long-term Assets

Other long-term assets consist of the following:

	September 29, 2019	December 30, 2018

Deferred tax asset	$2,859,409	$2,899,634
Other	626,587	793,733

Total Other Long-term Assets	$3,485,996	$3,693,367

8.	Other Long-term Liabilities

Other long-term liabilities consist of the following:

	September 29, 2019	December 30, 2018

Deferred tax liability	$620,693	$640,219
Operating lease liabilities	5,903,344	-
Other	7,026	13,434

Total Other Long-term Liabilities	$6,531,063	$653,653

See Note 12 for additional information on operating lease liabilities.

9.	Lines of Credit

The Company’s Uniroyal subsidiary has available a $30,000,000 revolving line of credit financing agreement with Wells Fargo Capital Finance, LLC (“Uniroyal Line of Credit”), which matures on June 15, 2023. Interest is payable monthly at the Eurodollar rate plus 2.25% or Wells Fargo Capital Finance, LLC's prime rate at the Company's election on outstanding balances up to $6,000,000 and prime rate on amounts in excess of $6,000,000. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable, inventories and equipment. The line of credit is secured by substantially all of Uniroyal's assets and includes certain financial and restrictive covenants. The Company was in compliance with these covenants as of September 29, 2019.

The outstanding balance on the Uniroyal Line of Credit was $11,668,852 and $10,713,318 as of September 29, 2019 and December 30, 2018, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying consolidated balance sheets.

The Company’s U.K. subsidiary has available a £10,000,000 (approximately $12.3 million) revolving line of credit financing agreement with Lloyds Bank Commercial Finance Limited (“U.K. Line of Credit”), which is subject to a six-month notice by either party. The line has several tranches based on currency or underlying security. Interest is payable monthly at the base rate (U.K. LIBOR or Lloyds Bank Base Rate as published) plus 1.95% to 2.45% depending on the tranche. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable and inventories. The line of credit is secured by substantially all of the subsidiary's assets and includes certain financial and restrictive covenants. The Company was in compliance with these covenants as of September 29, 2019.

The outstanding balance on the U.K. Line of Credit was £7,523,861 and £6,787,260 ($9,267,320 and $8,611,798) as of September 29, 2019 and December 30, 2018, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying consolidated balance sheets.

10.	Long-term Debt

Long-term debt consists of the following:

	Interest Rate	September 29, 2019	December 30, 2018

Wells Fargo Capital Finance, LLC	Prime	$1,178,251	$1,413,898
Kennet Equipment Leasing Limited	10.90%	279,675	451,173
Regents Capital Corporation	6.20%-7.41%	1,102,711	1,058,305
De Lage Landen Financial Services	7.35%	49,895	68,208
Ford Motor Credit	4.31%	21,042	27,881
Byline Financial Group	8.55%	-	5,913
BB&T Equipment Finance Corporation	4.02%-5.12%	724,509	879,600
Crown Credit Company	7.06%	12,194	-
Lloyds Bank Commercial Finance Limited	LIBOR + 3.15% - +3.50%	230,076	14,380
Lloyds Bank Commercial Finance Limited	LIBOR + 3.50%	1,305,486	1,344,801
Lloyds Bank Commercial Finance Limited	4.23%	60,904	73,562
		4,964,743	5,337,721
Less: Current portion		(1,502,555)	(1,369,967)
Long-term Portion		$3,462,188	$3,967,754

11.	Related Party Obligations

Long-term debt to related parties consists of the following:

	Interest Rate	September 29, 2019	December 30, 2018

Senior subordinated promissory note	9.25%	$2,000,000	$2,000,000
Senior secured promissory note	10.00%	765,655	765,655
Subordinated secured promissory note	8.00%	225,000	225,000
Subordinated secured promissory note	8.00%	200,000	-
		3,190,655	2,990,655
Less: Current portion		-	-
Long-term Portion		$3,190,655	$2,990,655

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

The lease financing obligation consists of the following:

	September 29, 2019	December 30, 2018

Related party lease financing obligation	$2,809,847	$2,697,871
Less: Current portion	(129,858)	(84,154)

Long-term Portion	$2,679,989	$2,613,717

The long-term portion of the lease financing obligation is shown in the accompanying consolidated balance sheets as Related Party Lease Financing Obligation.

In July 2019, the Company issued $600,000 of subordinated secured promissory notes to the Company’s majority shareholder at a rate of 10%. Of these notes, $550,000 was repaid in September 2019 while the remaining $50,000 balance was repaid in October 2019. The remaining balance of the related party subordinated secured promissory notes and the current portion of the related party lease financing obligation total $179,858 and are shown in current liabilities as Related Party Obligation.

During October 2019, the Company issued a $350,000 subordinated secured promissory note to the Company’s majority shareholder at a rate of 10%.

12.	Leases

The Company has operating leases for equipment and office facilities and finance leases for equipment. These leases expire at various dates from January 2020 through March 2039. Operating lease right-of-use assets are included in property and equipment, the current portion of operating lease liabilities is included in accrued expenses and other liabilities, and the long-term portion of operating lease liabilities is included in other long-term liabilities in the accompanying consolidated balance sheet at September 29, 2019. Finance lease right-of-use assets are included in property and equipment, the current portion of finance lease liabilities is included in current maturities of finance lease liabilities, and the long-term portion of finance liabilities is included in finance lease liabilities, less current portion in the accompanying consolidated balance sheet at September 29, 2019.

The Company determines if an arrangement is a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the beginning date of a lease based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on information that is available at the beginning date of a lease to determine the present value of lease payments, since its leases generally do not provide an implicit rate. The implicit rate is used when readily determinable. The terms of the Company’s leases may include options to extend or terminate a lease when it is reasonably certain that the Company will exercise that option. The Company’s lease agreements with lease and non-lease components are accounted for separately.

The components of lease expense for the three and nine months ended September 29, 2019 are as follows:

	Three Months Ended	Nine Months Ended
	September 29, 2019	September 29, 2019

Operating lease expense	$285,732	$849,936

Finance lease expense:
Amortization of right-of-use assets	$36,532	$113,837
Interest on lease liabilities	3,255	14,291
Total finance lease expense	$39,787	$128,128

Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 29, 2019 are as follows:

	Three Months Ended	Nine Months Ended
	September 29, 2019	September 29, 2019

Operating cash flows from operating leases	$135,454	$633,267
Operating cash flows from finance leases	$3,255	$14,291
Financing cash flows from finance leases	$93,966	$297,676

Right-of-use assets obtained in exchange for lease obligations for the three and nine months ended September 29, 2019 are as follows:

	Three Months Ended	Nine Months Ended
	September 29, 2019	September 29, 2019

Operating leases	$-	$287,828
Financing leases	$-	$-

Supplemental balance sheet and other information related to operating leases are as follows:

September 29, 2019
Operating leases:
Property and equipment, net	$6,461,639
Accrued expenses and other liabilities	$532,884
Other long-term liabilities	5,903,344
Total operating lease liabilities	$6,436,228
Weighted average remaining lease term	15.6 years
Weighted average discount rate	7.11%

Supplemental balance sheet and other information related to finance leases are as follows:

September 29, 2019
Finance leases:
Property and equipment, net	$1,279,513
Current maturities of finance lease liabilities	$177,190
Finance lease liabilities, less current portion	18,477
Total finance lease liabilities	$195,667
Weighted average remaining lease term	0.9 year
Weighted average discount rate	5.99%

Maturities of operating and finance lease liabilities as of September 29, 2019 are as follows:

	Operating Leases	Finance Leases
Due in one year or less	$965,345	$181,081
Due after one year through two years	850,387	18,805
Due after two years through three years	802,196	-
Due after three years through four years	686,813	-
Due after four years through five years	497,887	-
Thereafter	7,653,201	-
Total lease payments	11,455,829	199,886
Less: Interest	(5,019,601)	(4,219)
Total	$6,436,228	$195,667

13.	Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss were as follows:

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustment	Total

Balance at December 30, 2018	$836,593	$(1,539,238)	$(702,645)

Other comprehensive loss before reclassifications	-	(221,612)	(221,612)

Reclassification adjustment for gains included in net income	(220,851)	-	(220,851)

Balance at September 29, 2019	$615,742	$(1,760,850)	$(1,145,108)

The gains reclassified from accumulated other comprehensive loss are recorded to the following line items in the consolidated statements of operations:

Other Comprehensive Loss Component	Consolidated Statements of Operations Line Item

Minimum Benefit Liability Adjustments	General and administrative expense

14.	Stock Based Compensation

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

Compensation expense is recognized on a straight-line basis over a three-year vesting period from date of grant.

Stock option activity for the nine months ended September 29, 2019 and September 30, 2018 is as follows:

	Stock Options
	Total	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price	Non- Vested	Weighted Average Exercise Price
Outstanding at December 31, 2017	961,500	$2.80	527,165	$2.63	434,335	$3.00
Granted	-	-	-	-	-	-
Vested	-	-	315,504	2.80	(315,504)	2.80
Exercised	-	-	-	-	-	-
Forfeited or cancelled	(15,000)	2.77	(8,334)	2.61	(6,666)	2.97
Outstanding at September 30, 2018	946,500	$2.80	834,335	$2.69	112,165	$3.57

Outstanding at December 30, 2018	946,500	$2.80	834,335	$2.69	112,165	$3.57
Granted	-	-	-	-	-	-
Vested	-	-	112,165	3.57	(112,165)	3.57
Exercised	-	-	-	-	-	-
Forfeited or cancelled	(37,500)	2.77	(37,500)	2.77	-	-

Outstanding at September 29, 2019	909,000	$2.80	909,000	$2.80	-	$-

Aggregate Intrinsic Value
September 30, 2018	$-		$-		$-

Aggregate Intrinsic Value
September 29, 2019	$-		$-		$-

As of September 29, 2019 and September 30, 2018, there was no aggregate intrinsic value of the options outstanding because the options’ exercise prices of $2.37 and $3.57 per share were greater than the average market prices of the common shares.

Option expense recognized was $0 and $62,250 for the three months ended September 29, 2019 and September 30, 2018, respectively, and $44,166 and $255,631 for the nine months ended September 29, 2019 and September 30, 2018, respectively. As of September 29, 2019, there was no unrecognized compensation cost related to the options granted under the 2015 Stock Option Plan.

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

The following table sets forth the computation of loss per common share - basic and loss per common share – diluted for the three and nine months ended September 29, 2019 and September 30, 2018:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Numerator
Net loss allocable to common shareholders	$(499,998)	$(10,118)	$(1,066,339)	$(156,549)

Denominator
Denominator for basic earnings per share - weighted average shares outstanding	18,680,030	18,690,030	18,684,938	18,690,030
Weighted average effect of dilutive securities	-	-	-	-
Denominator for dilutive earnings per share - weighted average shares outstanding	18,680,030	18,690,030	18,684,938	18,690,030

Basic and Diluted Loss Per Share
Net loss allocable to common shareholders	$(0.03)	$(0.00)	$(0.06)	$(0.01)
Effect of dilutive securities	-	-	-	-
Net loss allocable to common shareholders	$(0.03)	$(0.00)	$(0.06)	$(0.01)

Due to the net loss for the three and nine months ended September 29, 2019 and the three and nine months ended September 30, 2018, the calculations of basic and diluted loss per share were the same since including options to purchase shares of common stock in the calculations of diluted loss per share would have been anti-dilutive. However, if diluted earnings per share had been reported for the three and nine months ended September 29, 2019, the calculations would have excluded options to purchase 909,000 shares of common stock and for the three and nine months ended September 30, 2018, the calculations would have excluded options to purchase 946,500 shares of common stock because the options’ exercise prices of $2.37 and $3.57 per share were greater than the average market prices of the common shares.

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

The following table sets forth revenue disaggregated by the Company’s automotive and industrial sectors for the three and nine months ended September 29, 2019 and September 30, 2018:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenue by product sector:
Automotive sector	$14,133,223	$15,704,983	$46,433,893	$50,779,733
Industrial sector	7,900,316	8,617,549	25,089,289	25,995,719
Total Revenue	$22,033,539	$24,322,532	$71,523,182	$76,775,452

The following table sets forth revenue disaggregated by the geographic locations of the Company’s customers for the three and nine months ended September 29, 2019 and September 30, 2018:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenue by customer location:
North America	$11,213,393	$12,024,258	$35,527,931	$35,925,458
Europe	9,362,032	11,088,469	31,968,702	36,253,258
Asia	1,383,081	1,128,556	3,799,104	4,381,679
Other	75,033	81,249	227,445	215,057
Total Revenue	$22,033,539	$24,322,532	$71,523,182	$76,775,452

18.	Restructuring Expenses

In order to increase operating efficiencies and decrease costs, the Company developed a plan to restructure the operations and the management team of its foreign operations located in Earby, England. As part of this restructuring, the Company announced the decommissioning of the calender operations which could not be economically modernized. An impairment charge of $510,230 for the assets used in this operation was included in the operating results for the year ended December 30, 2018. The decommissioning plan was implemented over an extended period to permit existing customers time to arrange for alternate sources of product or for them to switch to one of the Company’s other coated fabric solutions from its state-of-the art production facility. The final calender run was in August 2019. The Company anticipated that it would reduce its work force but would also offer a retraining program to allow a limited number of employees the opportunity to move to other production areas within the facility. The Company does not expect that the cost associated with this aspect of the plan to be significant and will expense these costs as incurred. Also, as part of the restructuring, during the quarter ended March 31, 2019 the Company entered into settlement agreements with certain members of that facility’s management team which terminated their continuing service. The Company recorded a charge of $343,003 for the cost of these agreements which is included in Other Operating Expenses in the accompanying consolidated statements of operations for the nine months ended September 29, 2019.

19.	Subsequent Events

The Company has evaluated subsequent events occurring through the date that the financial statements were available to be issued for events requiring recording or disclosure in the September 29, 2019 consolidated financial statements. There were no material events or transactions occurring during this period requiring recognition or disclosure.

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

The average year-to-date exchange rate for the Pound Sterling to the U.S. Dollar was approximately 5.8% lower and the average exchange rate for the Euro to the Pound Sterling was approximately 0.1% lower in 2019 compared to 2018. These exchange rate changes had the effect of decreasing net sales by approximately $2.3 million for the nine months ended September 29, 2019. The overall currency effect on the Company’s net loss was a negative amount of approximately $57,000 for the nine months ended September 29, 2019.

Three Months Ended September 29, 2019 Compared to the Three Months Ended September 30, 2018

The following table sets forth, for the three months ended September 29, 2019 (“three months 2019”) and September 30, 2018 (“three months 2018”), certain operational data including their respective percentage of net sales:

	Three Months Ended
	September 29, 2019		September 30, 2018		Change	% Change

Net Sales	$22,033,539	100.0%	$24,322,532	100.0%	$(2,288,993)	-9.4%
Cost of Sales	18,471,639	83.8%	20,112,796	82.7%	(1,641,157)	-8.2%
Gross Profit	3,561,900	16.2%	4,209,736	17.3%	(647,836)	-15.4%
Operating Expenses:
Selling	1,061,781	4.8%	1,075,064	4.4%	(13,283)	-1.2%
General and administrative	1,373,118	6.2%	1,587,656	6.5%	(214,538)	-13.5%
Research and development	377,989	1.7%	408,256	1.7%	(30,267)	-7.4%
Total Operating Expenses	2,812,888	12.8%	3,070,976	12.6%	(258,088)	-8.4%
Operating Income	749,012	3.4%	1,138,760	4.7%	(389,748)	-34.2%
Interest expense	(509,829)	-2.3%	(488,905)	-2.0%	(20,924)	4.3%
Other income (expense)	50,213	0.2%	(22,956)	-0.1%	73,169	<-100%
Income before Taxes	289,396	1.3%	626,899	2.6%	(337,503)	-53.8%
Tax provision (benefit)	12,022	0.1%	(132,670)	-0.5%	144,692	<-100%
Net Income	277,374	1.3%	759,569	3.1%	(482,195)	-63.5%
Preferred dividends	(777,372)	-3.5%	(769,687)	-3.2%	(7,685)	1.0%
Net Loss Allocable to Common Shareholders	$(499,998)	-2.3%	$(10,118)	0.0%	$(489,880)	>100%

Revenue:

Total revenue for the three months 2019 decreased $2,288,993 or 9.4% to $22,033,539 from $24,322,532 for the three months 2018. Excluding the negative currency effect of approximately $544,000 from the change in exchange rates, total revenue would have decreased by approximately $1.7 million or 7.2%. U.S. automotive sales for the three months 2019 decreased 6.7% compared to the three months 2018 resulting from a slowing of new automotive programs during the three months 2019. European automotive sales decreased 6.4% compared to the prior year excluding the currency adjustment. Sales for the three months 2019 for the industrial sector decreased 8.3% (7.6% before currency effect) compared to the three months 2018 primarily due to a decline in the U.S. contract market.

Gross Profit:

Total gross profit for the three months 2019 decreased $647,836 or 15.4% to $3,561,900 from $4,209,736 for the three months 2018. The gross profit percentage was 16.2% of sales for the three months 2019 compared to 17.3% for the three months 2018. Although raw material pricing during 2019 has been relatively flat and in some cases slightly down from the beginning of the year, raw material prices were generally higher for the three months 2019 compared to 2018. This had a negative impact on the gross profit amount and percentage in 2019. Also having a negative impact were the effects of product mix. To offset raw material price increases, the Company increased prices during the first three months of 2019 in several of its markets. The decrease in gross profit included a negative net currency effect of $54,000. Excluding this effect, gross profit would have declined by 14.1%.

Operating Expenses:

Selling expenses for the three months 2019 decreased $13,283 or 1.2% to $1,061,781 from $1,075,064 for the three months 2018. The decrease was primarily due to the favorable currency effect of $25,000. This decrease was partially offset by net increases in employment related costs.

General and administrative expenses for the three months 2019 decreased $214,538 or 13.5% to $1,373,118 from $1,587,656 for the three months 2018. This decrease was primarily attributable to a decrease in employment costs and professional fees for the three months 2019 compared to the three months 2018. Also contributing to the decrease was the favorable currency effect of $47,000.

Research and development expenses for the three months 2019 decreased $30,267 or 7.4% to $377,989 from $408,256 for the three months 2018. The decrease was principally attributable to lower employment costs and the favorable currency effect of $11,000. This decrease was partially offset by an increase in development costs for new trials.

Operating Income:

Operating income for the three months 2019 decreased $389,748 or 34.2% to $749,012 from $1,138,760 for the three months 2018. The operating income percentage was 3.4% of sales for the three months 2019 compared to 4.7% for the three months 2018. Operating income decreased from the decrease in gross profit which was partially offset by the decrease in operating expenses.

Interest Expense:

Interest expense for the three months 2019 increased $20,924 or 4.3% to $509,829 from $488,905 for the three months 2018. The increase was primarily due to new equipment purchases and higher interest rates on LIBOR and prime during the three months 2019 partially offset by debt repayments compared to the three months 2018.

Other Income (Expense):

Other income for the three months 2019 was $50,213 compared to other expense of $22,956 for the three months 2018. Included in other income (expense) are the currency gains and losses recognized on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros as these currencies fluctuated during the quarter. Also included in other income (expense) are gains and losses from the change in fair values on the Company’s foreign currency exchange contracts.

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

For the three months 2019, the tax provision was $12,022 compared to a tax benefit of $132,670 for the three months 2018. The tax provision for the three months 2019 was principally attributable to the results of the U.S. operations while the tax benefit for the three months 2018 was principally attributable to the results of the U.K. operations partially offset by a tax provision for the U.S. operations.

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

Nine Months Ended September 29, 2019 Compared to the Nine Months Ended September 30, 2018

The following table sets forth, for the nine months ended September 29, 2019 (“nine months 2019”) and September 30, 2018 (“nine months 2018”), certain operational data including their respective percentage of net sales:

	Nine Months Ended
	September 29, 2019		September 30, 2018		Change	% Change

Net Sales	$71,523,182	100.0%	$76,775,452	100.0%	$(5,252,270)	-6.8%
Cost of Sales	59,434,689	83.1%	63,184,044	82.3%	(3,749,355)	-5.9%
Gross Profit	12,088,493	16.9%	13,591,408	17.7%	(1,502,915)	-11.1%
Operating Expenses:
Selling	3,348,622	4.7%	3,624,145	4.7%	(275,523)	-7.6%
General and administrative	4,332,978	6.1%	5,194,622	6.8%	(861,644)	-16.6%
Research and development	1,302,707	1.8%	1,260,784	1.6%	41,923	3.3%
Other operating expenses	343,003	0.5%	-	0.0%	343,003	-
Total Operating Expenses	9,327,310	13.0%	10,079,551	13.1%	(752,241)	-7.5%
Operating Income	2,761,183	3.9%	3,511,857	4.6%	(750,674)	-21.4%
Interest expense	(1,547,343)	-2.2%	(1,418,932)	-1.8%	(128,411)	9.0%
Other income (expense)	53,396	0.1%	(8,894)	0.0%	62,290	<-100%
Income before Taxes	1,267,236	1.8%	2,084,031	2.7%	(816,795)	-39.2%
Tax benefit	(6,287)	0.0%	(89,670)	-0.1%	83,383	-93.0%
Net Income	1,273,523	1.8%	2,173,701	2.8%	(900,178)	-41.4%
Preferred dividends	(2,339,862)	-3.3%	(2,330,250)	-3.0%	(9,612)	0.4%
Net Loss Allocable to Common Shareholders	$(1,066,339)	-1.5%	$(156,549)	-0.2%	$(909,790)	>100%

Revenue:

Total revenue for the nine months 2019 decreased $5,252,270 or 6.8% to $71,523,182 from $76,775,452 for the nine months 2018. Excluding the negative currency effect of the exchange rates, total revenue would have decreased by approximately $3.0 million or 3.9%. U.S. automotive sales for the nine months 2019 decreased slightly (0.2%) compared to the nine months 2018. European automotive sales decreased 6.4% compared to the prior year excluding the currency adjustment. Sales for the nine months 2019 for the industrial sector decreased 3.5% (2.5% before currency effect) compared to the nine months 2018 primarily due to a decline in the U.S. contract market.

Gross Profit:

Total gross profit for the nine months 2019 decreased $1,502,915 or 11.1% to $12,088,493 from $13,591,408 for the nine months 2018. The gross profit percentage was 16.9% of sales for the nine months 2019 compared to 17.7% for the nine months 2018. Although raw material pricing during 2019 has been relatively flat and in some cases slightly down from the beginning of the year, raw material prices were generally higher for the nine months 2019 compared to 2018. This had a negative impact on the gross profit amount and percentage in 2019. Also having a negative impact were the effects of product mix. To offset raw material price increases, the Company increased prices during the first three months of 2019 in several of its markets. The decrease in gross profit included a negative net currency effect of $326,000. Excluding this effect, gross profit would have declined by 8.7%.

Operating Expenses:

Selling expenses for the nine months 2019 decreased $275,523 or 7.6% to $3,348,622 from $3,624,145 for the nine months 2018. The Company pays commissions only on certain U.K. automotive programs. In conjunction with the decline in total automotive sales in the U.K. for the nine months 2019, there was a decrease in commissionable sales. The decrease in selling expense for the nine months 2019 was principally attributable to the lower commissions related to these sales. Also contributing to the decrease was the favorable currency effect of $104,000. This decrease was partially offset by increases in employment related costs.

General and administrative expenses for the nine months 2019 decreased $861,644 or 16.6% to $4,332,978 from $5,194,622 for the nine months 2018. This decrease was primarily attributable to a decrease in employment costs for the nine months 2019 compared to the nine months 2018. Also contributing to the decrease was the favorable currency effect of $157,000.

Research and development expenses for the nine months 2019 increased $41,923 or 3.3% to $1,302,707 from $1,260,784 for the nine months 2018. The increase was principally attributable to development costs for new trials which was partially offset by the favorable currency effect of $43,000.

Other operating expenses for the nine months 2019 was $343,003. There was not a corresponding amount for the nine months 2018. This amount was cost incurred by the Company as part of a restructuring plan to reduce inefficiencies at its U.K. facility.

Operating Income:

Operating income for the nine months 2019 decreased $750,674 or 21.4% to $2,761,183 from $3,511,857 for the nine months 2018. The operating income percentage was 3.9% of sales for the nine months 2019 compared to 4.6% for the nine months 2018. Operating income decreased from the decrease in gross profit which was partially offset by the decrease in operating expenses.

Interest Expense:

Interest expense for the nine months 2019 increased $128,411 or 9.0% to $1,547,343 from $1,418,932 for the nine months 2018. The increase was primarily due to new equipment purchases and higher interest rates on LIBOR and prime during the nine months 2019 partially offset by debt repayments compared to the nine months 2018.

Other Income (Expense):

Other income for the nine months 2019 was $53,396 compared to other expense of $8,894 for the nine months 2018. Included in other income (expense) are the currency gains and losses recognized on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros as these currencies fluctuated during the year. Also included in other income (expense) are gains and losses from the change in fair values on the Company’s foreign currency exchange contracts.

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

For the nine months 2019, the tax benefit was $6,287 compared to $89,670 for the nine months 2018. The tax benefit for 2019 and 2018 were principally attributable to the results of the U.K. operations partially offset by a tax provision for the U.S. operations.

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

Liquidity and Sources of Capital

Cash, as it is needed, is provided by using the Company’s lines of credit. These lines provide for a total borrowing commitment in excess of $42,000,000 subject to the underlying borrowing base specified in the agreements. Of the total outstanding borrowings of $20,936,172 at September 29, 2019, $15.2 million of the lines bears interest at LIBOR or the Eurodollar rate plus a range of 1.95% to 2.45%, depending on the underlying borrowing base and $5.7 million bears interest at the bank’s prime or base lending rate which was 5.25% at September 29, 2019. At September 29, 2019, the lines provided an additional availability of approximately $2.6 million. We plan to use this availability and cash provided by operating activities to finance our cash needs for the remaining months of fiscal 2019 and future periods. The balances due under the lines of credit are recorded as current liabilities on the consolidated balance sheets.

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

The ratio of current assets to current liabilities, including the amount due under our lines of credit, was 0.92 at September 29, 2019 and 0.97 at December 30, 2018.

Cash balances decreased $187,803, net of the effects of currency translation of $22,749, to $818,289 at September 29, 2019 from $1,028,841 at December 30, 2018. Of the above noted amounts, $769,000 and $923,071 were held outside the U.S. by our foreign subsidiaries as of September 29, 2019 and December 30, 2018, respectively.

Cash provided by operations was $2,455,877 for the nine months 2019 compared to $4,920,822 provided by operations for the nine months 2018. For the nine months 2019, cash provided by operations was primarily due to adjustments for non-cash items of $1,656,649, net income of $1,273,523 and changes in other assets and liabilities of $48,683 offset by changes in working capital of $(522,978). For the nine months 2018, cash provided by operations was primarily due to net income of $2,173,701, adjustments for non-cash items of $1,853,440 and changes in working capital of $998,178, offset by cash flows related to changes in other assets and liabilities of $(104,497).

Cash used in investing activities was $1,457,071 for the nine months 2019 compared to $3,185,555 for the nine months 2018. During 2019 and 2018, cash used in investing activities was principally for purchases of machinery and equipment at our manufacturing locations and payments made for company-owned key man life insurance premiums. For the nine months 2019, the payments made for the life insurance premiums were offset by proceeds from policy loans of $249,051.

For the nine months 2019, cash used in financing activities was $1,186,609 compared to $1,808,121 used in financing activities for the nine months 2018. Impacting cash flows from financing activities for the nine months 2019 and 2018 were net advances on lines of credit of $1,893,069 and $936,673, respectively. The increases in advances on the lines of credit were used to fund working capital. Also included in cash flows from financing activities were preferred dividend payments of $2,332,503 and $2,325,640 during the nine months 2019 and 2018, respectively. During the nine months 2019 and 2018, our majority shareholder provided $800,000 and $272,000, respectively, in financing in the form of subordinated secured promissory notes. Payments of $550,000 and $47,000 were made on these notes during the nine months 2019 and 2018, respectively. During the nine months 2019 and 2018, we drew $454,088 and $560,677, respectively, on equipment financing commitments from our bank to finance asset purchases.

Our credit agreements contain customary affirmative and negative covenants. We were in compliance with our debt covenants as of September 29, 2019 and through the date of filing of this report.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 29, 2019 and concluded that our disclosure controls and procedures were effective as of September 29, 2019.

Changes in Internal Controls over Financial Reporting

During the nine months ended September 29, 2019, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Dated: November 4, 2019	By:	/s/ Howard R. Curd
Howard R. Curd Chief Executive Officer

Dated: November 4, 2019	By:	/s/ Edmund C. King
Edmund C. King Chief Financial Officer

