Form 10-K
period 2019-12-29
UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.
filed 2020-03-20
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the fiscal year ended:   December 29, 2019

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $8,327,709.

As of March 2, 2020, the registrant had 3,412,186 shares of ordinary common stock, $0.001 par value and 323,820 shares of Class B Common Stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Uniroyal Global Engineered Products, Inc. definitive 2020 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 29, 2019, are incorporated by reference into Part III of this Form 10-K.

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

On November 10, 2014, Uniroyal Global Engineered Products, Inc. (“Uniroyal Global”, the “Company”, “we”, “our”, or “us”) acquired all of the ownership interests in Uniroyal Engineered Products, LLC (“Uniroyal”), a U.S. manufacturer of textured coatings, and all of the ordinary common stock of Uniroyal Global (Europe) Limited (“UGEL”, formerly known as Engineered Products Acquisition Limited (“EPAL”)), the holding company for Uniroyal Global Limited (formerly known as Wardle Storeys (Earby) Limited (“Wardle Storeys”)), a European manufacturer of textured coatings and polymer films. Management of the acquired entities was not altered in the acquisitions.

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

On January 27, 2020, the Company announced a one-for-five reverse stock split on its common stock that became effective on February 24, 2020. Share and per share amounts have been adjusted to give effect to the reverse stock split. Adjusted for the reverse stock split, basic and diluted loss per share were $0.58 for the year ended December 29, 2019 and $0.50 for the year ended December 30, 2018. The amounts in common stock and additional paid-in capital will be adjusted as of the effective date of the one-for-five reverse stock split.

We are a manufacturer and seller of vinyl coated fabric products that have excellent high performance characteristics and capabilities and derive our revenue principally through our subsidiaries Uniroyal and Uniroyal Global Limited.   Our coated fabric products are durable, stain resistant, easily processed, cost-effective and better performing than traditional leather or fabric coverings.  Our products are frequently used in applications that require rigorous performance characteristics such as automotive and non-automotive transportation, certain indoor/outdoor furniture, commercial and hospitality seating, healthcare facilities and athletic equipment.   In the automotive industry our products are used primarily in seating, door panels, head and arm rests, security shades and trim components, including instrument panels, door casings, seating, gear lever and steering column gaiters, headliners and load space covers.  Non-automotive applications include outdoor seating for utility and sports vehicles, and sheeting used in medical and toxic hazard protection, personal protection, moisture barriers, pram and nursery equipment, movie screen and decorative surface applications. Our primary brands names include Naugahyde®, BeautyGard®, Flame Blocker™, Spirit Millennium®, Ambla®, Amblon®, Velbex®, Cirroflex®, Plastolene® and Vynide®.

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

The automotive sector represented approximately 61.4% of our total sales in 2019. Our products are used primarily in the following automotive applications:

•	seating
•	door panels
•	head and arm rests
•	security shades
•	components

The non-automotive transportation sector represented 17.6% of our 2019 sales and primarily consists of seating products for original equipment manufacturers of non-automotive and light truck vehicles in the following five categories:

•	personal watercraft, ATV’s, snowmobiles, golf carts
•	light and heavy industrial equipment and agricultural equipment (tractors, bulldozers)
•	recreational vehicles, vans and motor homes
•	heavy and medium trucks
•	mass transit (trains, buses)

The distribution market sector represented approximately 10.1% of our 2019 sales and consists primarily of sales of the standard Naugahyde and Ambla product lines to local furniture shops, smaller furniture manufacturers and companies serving the hospitality and marine markets for refurbishing and replacement. The sales organization employed to service this market is a network of approximately 70 distributor locations.

The contract sector, which represented approximately 10.9% of our 2019 sales, includes contract furniture/upholstery, marine, healthcare, child care, and industrial equipment.

Products are developed and marketed based upon the performance characteristics required by end-users. For example, for recreational products used outdoors, such as boats, personal watercraft, golf carts and snowmobiles, a product designed primarily for durability and weatherability is used. We also manufacture a line of products called BeautyGard®, with water-based topcoats that contain agents to protect against bacterial and fungal microorganisms and can withstand repeated cleaning, a necessity in the restaurant and health care industries. These topcoats are environmentally friendlier than solvent-based topcoats. The line is widely used in hospitals and other healthcare facilities. Flame and smoke retardant vinyl coated fabrics are used for a variety of commercial and institutional furniture applications, including hospitals, restaurants and residential care centers and seats for school buses, trains and aircraft. We are also in the process of transitioning to the manufacture of products without flame retardant chemical additives to meet additional customer requirements.

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

We believe that we maintain our market leadership position through a strong research and development effort that provides strong product development capability. This yields enhanced product characteristics, lower cost of material combinations and new proprietary product formulations. We estimate that approximately 15.5% of our sales relate to products developed to customer specifications.

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

Our Distribution Methods

 Products are developed and marketed based upon the performance characteristics required by our end-users.  We currently serve customers world-wide with 13 full-time sales persons in offices in Sarasota, Florida, Detroit, Michigan, and Earby, Lancashire, one exclusive agent in Italy, and an extensive distributor network in the U.S., the United Kingdom, Scandinavia, France, Germany and Hong Kong. 10.1% of our worldwide sales in 2019 were made through distributors. The industrial business is supported mainly from stock and via a catalogue.

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

Markets	Key Uses	Primary Competitors
Automotive	Interior components Seating applications Security shades	Canadian General-Tower Limited Benecke-Kaliko AG Hornschuch Group GmbH Vulcaflex S.p.A. Haartz Corporation Griffine SA Morbern, Inc.
Transportation and Contract	ATV/snowmobile/PWC/golf carts Heavy/light equipment RVs/motor homes	Canadian General-Tower Limited Benecke-Kaliko AG Hornschuch Group GmbH Vulcaflex S.p.A. Morbern, Inc. Spradling International Inc.
Distribution	Approximately 70 distributor and reseller locations	OMNOVA Solutions Inc. Spradling International Inc. Hornschuch Group GmbH Morbern, Inc.
Contract	Office/contract/institutional furniture Restaurant booth Health care Marine	OMNOVA Solutions Inc. Morbern, Inc. Hornschuch Group GmbH Alcor Gislaved Folie AB Griffine Enduction
Other	Home furnishings/dinettes	Spradling International Inc.

Raw Materials

The principal raw materials for our coated fabrics are casting paper, knit fabric, PVC plastic resins, pigments and plasticizers.  We have multiple sources for most of these materials.  We believe that in the few instances where we have a sole supplier we can re-engineer around the sole-sourced materials if necessary with minimal effort and cost.

Concentration of Customers

No one customer accounts for 10% or more of our consolidated revenues. Our top 25 customers account for approximately 64.9% of our total global sales. Our largest customer contributed 8.6% to our net sales in 2019.

Trademarks and Material Contracts

Under the standard Naugahyde and Ambla product lines, we own the following proprietary brands and trademarks among others:

•	Naugahyde®
•	All-American®
•	BeautyGard®
•	Chameá™
•	Flame Blocker™
•	Naugaform®
•	NaugaSoft®
•	NaugaSylk™
•	Spirit Millennium®
•	Ambla®
•	Amblon®
•	Cirroflex®
•	Plastolene®
•	Velbex®
•	Vynide®

Employees

We believe that we maintain a stable, experienced and productive workforce, currently employing approximately 337 employees.

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

Fifteen executive and corporate employees work in our executive office in Sarasota, Florida.

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

Coronavirus

Subsequent to year-end 2019, the World Health Organization declared the novel coronavirus (COVID-19) outbreak a public health emergency.  There have been mandates from international, federal, state and local authorities requiring forced closures of various schools, businesses and other facilities and organizations. These forced closures could negatively impact our business.  While the closures and limitations on movement, domestically and internationally, are expected to be temporary, the duration of the supply chain disruption, and related financial impact, cannot be estimated at this time. Should the closures continue for an extended period of time or should the effects of the coronavirus continue to spread, the impact could have a material adverse effect on our financial position, results of operations and cash flows.

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

We also lease our production facility in West Craven Business Park, Earby, Barnoldswick, Lancashire, England. The term of the lease extends to March 3, 2039. This facility consists of approximately 250,000 square feet.  Major equipment at the production facility includes various compound department mixers and holding tanks, three coating lines, four gravure printers, one water based printer, one embosser, three laminators, one airing-off/relaxer, one perforating process, two paneling machines, and four inspection frames.

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

Market Information

Our Common Stock trades on the OTCQB Market under the symbol UNIR.

On January 27, 2020, the Company announced a one-for-five reverse stock split on its common stock that became effective on February 24, 2020. Share and per share amounts have been adjusted to give effect to the reverse stock split. Adjusted for the reverse stock split, basic and diluted loss per share were $0.58 for the year ended December 29, 2019 and $0.50 for the year ended December 30, 2018. The amounts in common stock and additional paid-in capital will be adjusted as of the effective date of the one-for-five reverse stock split.

As of March 2, 2020 there were 729 stockholders of record of our Common Stock.

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

Transfer Agent

The Transfer Agent for the Common Stock of the Company is Continental Stock Transfer and Trust Company, 17 Battery Place, New York, NY 10004.

Recent Sales of Unregistered Securities

None.

There were no repurchases by the Company of its securities during the fourth quarter of fiscal 2019.

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

Overview

On November 10, 2014, the Company acquired through its subsidiary UEP Holdings LLC (“UEPH”) all of the ownership interests in Uniroyal Engineered Products, LLC (“Uniroyal”), and acquired directly all of the ordinary common stock of Uniroyal Global (Europe) Limited (“UGEL”, formerly known as Engineered Products Acquisition Limited (“EPAL”)), the holding company for Uniroyal Global Limited (formerly known as Wardle Storeys (Earby) Limited (“Wardle Storeys”)).

On January 27, 2020, the Company announced a one-for-five reverse stock split on its common stock that became effective on February 24, 2020. Share and per share amounts have been adjusted to give effect to the reverse stock split. Adjusted for the reverse stock split, basic and diluted loss per share were $0.58 for the year ended December 29, 2019 and $0.50 for the year ended December 30, 2018. The amounts in common stock and additional paid-in capital will be adjusted as of the effective date of the one-for-five reverse stock split.

The Company and its subsidiaries use a 52/53-week fiscal year ending on the Sunday nearest to December 31. The years ended December 29, 2019 and December 30, 2018 were both 52-week years. The Company’s U.K. subsidiaries use the calendar year end of December 31. The activity of the U.K. subsidiaries that occurs on the days that do not coincide with the Company’s year-end is not material since there generally is no production or sales during that period.

Our Earby, England operation’s functional currency is the British Pound Sterling (“Pound Sterling”) and has sales and purchases transactions that are denominated in currencies other than the Pound Sterling, principally the Euro. Approximately 29% of the Company’s global revenues and 33% of its global raw material purchases are derived from these Euro transactions.

The average year-to-date exchange rate for the Pound Sterling to the U.S. Dollar was approximately 4.5% lower and the average exchange rate for the Euro to the Pound Sterling was approximately 0.8% lower in 2019 compared to 2018. These exchange rate changes had the effect of decreasing net sales by approximately $2.4 million for the year ended December 29, 2019. The overall currency effect on the Company’s net loss allocable to common shareholders was a positive amount of approximately $20,000 for the year ended December 29, 2019.

The U.K. exit from the European Union on January 31, 2020, commonly referred to as Brexit, has caused, and may continue to cause, uncertainty in the global markets. Political and regulatory responses to the withdrawal are still developing, and we are in the process of assessing the impact that the withdrawal may have on our business as more information becomes available. Any impact from Brexit on our business and operations over the long term will depend, in part, on the outcome of tariff, tax treaties, trade, regulatory, and other negotiations the U.K. conducts.

Subsequent to year-end 2019, the World Health Organization declared the novel coronavirus (COVID-19) outbreak a public health emergency.  There have been mandates from international, federal, state and local authorities requiring forced closures of various schools, businesses and other facilities and organizations. These forced closures could negatively impact our business.  While the closures and limitations on movement, domestically and internationally, are expected to be temporary, the duration of the supply chain disruption, and related financial impact, cannot be estimated at this time. Should the closures continue for an extended period of time or should the effects of the coronavirus continue to spread, the impact could have a material adverse effect on our financial position, results of operations and cash flows.

Year Ended December 29, 2019 Compared to the Year Ended December 30, 2018

The following table sets forth, for the year ended December 29, 2019 (“year ended 2019”) and December 30, 2018 (“year ended 2018”), certain operational data including their respective percentage of net sales:

	Year Ended
	December 29, 2019		December 30, 2018		Change	% Change

Net Sales	$91,136,244	100.0%	$99,560,721	100.0%	$(8,424,477)	-8.5%
Cost of Goods Sold	76,174,406	83.6%	82,622,952	83.0%	(6,448,546)	-7.8%
Gross Profit	14,961,838	16.4%	16,937,769	17.0%	(1,975,931)	-11.7%
Operating Expenses:
Selling	4,300,730	4.7%	4,697,627	4.7%	(396,897)	-8.4%
General and administrative	6,047,734	6.6%	6,928,779	7.0%	(881,045)	-12.7%
Research and development	1,634,385	1.8%	1,653,234	1.7%	(18,849)	-1.1%
Other operating expenses	343,003	0.4%	510,230	0.5%	(167,227)	-32.8%
Total Operating Expenses	12,325,852	13.5%	13,789,870	13.9%	(1,464,018)	-10.6%
Operating Income	2,635,986	2.9%	3,147,899	3.2%	(511,913)	-16.3%
Interest expense	(2,036,248)	-2.2%	(1,886,886)	-1.9%	(149,362)	7.9%
Other income (expense)	258,486	0.3%	(206,608)	-0.2%	465,094	<-100%
Income before Tax Provision	858,224	0.9%	1,054,405	1.1%	(196,181)	-18.6%
Tax benefit	(103,199)	-0.1%	(192,392)	-0.2%	89,193	-46.4%
Net Income	961,423	1.1%	1,246,797	1.3%	(285,374)	-22.9%
Preferred stock dividend	(3,126,496)	-3.4%	(3,105,983)	-3.1%	(20,513)	0.7%
Net Loss Allocable to Common Shareholders	$(2,165,073)	-2.4%	$(1,859,186)	-1.9%	$(305,887)	16.5%

Revenue

Total sales for the year ended 2019 decreased $8,424,477 or 8.5% to $91,136,244 from $99,560,721 for the year ended 2018. Excluding the negative currency effect of the exchange rates, total sales would have decreased by approximately $5,985,000 or 6.0%. U.S. automotive sales for the year ended 2019 decreased 10.7% compared to the year ended 2018 primarily due to a slowing of new automotive programs beginning in the third quarter of 2019. European automotive sales declined by 5.9% compared to the prior year, excluding the currency adjustment. Sales for the industrial sector decreased 4.9% (4.1% before currency effect) primarily due to a decline in the U.S. contract market.

Gross Profit

Total gross profit for the year ended 2019 decreased $1,975,931 or 11.7% to $14,961,838 from $16,937,769 for the year ended 2018. The gross profit percentage was 16.4% of sales for the year ended 2019 compared to 17.0% for the year ended 2018. Although raw material pricing during 2019 has been relatively flat and in some cases slightly down from the beginning of the year, raw material prices were generally higher for the year ended 2019 compared to 2018. This had a negative impact on the gross profit amount and percentage in 2019. Also having a negative impact were the effects of product mix. To offset raw material price increases, the Company increased sales prices during the first three months of 2019 in several of its markets. The decrease in gross profit included a negative net currency effect of $378,000. Excluding this effect, gross profit would have declined by 9.4%.

Operating Expenses

Selling expenses for the year ended 2019 decreased $396,897 or 8.4% to $4,300,730 from $4,697,627 for the year ended 2018. The Company pays commissions only on certain U.K. automotive programs. In conjunction with the decline in total automotive sales in the U.K. for the year ended 2019, there was a decrease in commissionable sales. The decrease in selling expense for the year ended 2019 was principally attributable to the lower commissions related to these sales. Also contributing to the decrease was the favorable currency effect of $110,000. This decrease was partially offset by increases in employment related costs.

General and administrative expenses for the year ended 2019 decreased $881,045 or 12.7% to $6,047,734 from $6,928,779 for the year ended 2018. This decrease was primarily attributable to a decrease in employment costs for the year ended 2019 compared to the year ended 2018. Also contributing to the decrease was the favorable currency effect of $166,000. Included in general and administrative expenses for the year ended 2019 were $211,775 of one-time expenses associated with the fourth quarter 2018 decision to de-commission the U.K. calender equipment.

Research and development expenses for the year ended 2019 decreased $18,849 or 1.1% to $1,634,385 from $1,653,234 for the year ended 2018. The decrease was principally attributable to the favorable currency effect of $41,000 which offset the increase in development costs for new trials.

Other operating expenses were $343,003 for the year ended 2019 and $510,230 for the year ended 2018. These amounts reflect costs to restructure the operations and management team at the Company’s U. K. facility in order to increase operating efficiencies and decrease costs. The expense for 2019 was for settlement agreements with certain members of the U.K. facility’s management team which terminated their continuing service. The expense for 2018 was an impairment charge for assets used in the calender operations at the U.K. facility. During the fourth quarter of 2018, the Company decided that it would de-commission the equipment and no longer offer the calendered product after determining that these operations could not be economically modernized.

Operating Income

Operating income for the year ended 2019 decreased $511,913 or 16.3% to $2,635,986 from $3,147,899 for the year ended 2018. The operating income percentage was 2.9% of sales for the year ended 2019 compared to 3.2% for the year ended 2018. Operating income decreased from the decrease in gross profit which was partially offset by the decrease in operating expenses.

Interest Expense

Interest expense for the year ended 2019 increased $149,362 or 7.9% to $2,036,248 from $1,886,886 for the year ended 2018. The increase was primarily due to new equipment purchases and higher interest rates on LIBOR and prime during the year ended 2019 partially offset by debt repayments compared to the year ended 2018.

Other Income (Expense)

Other income for the year ended 2019 was $258,486 compared to other expense of $206,608 for the year ended 2018. Included in other income (expense) are the currency gains and losses recognized on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros as these currencies fluctuated during the year. Also included in other income (expense) are gains and losses from the change in fair values on the Company’s foreign currency exchange contracts.

Tax Benefit

For the year ended 2019, the tax benefit was $103,199 compared to $192,392 for the year ended 2018. The tax benefit for 2019 and 2018 were principally attributable to the results of the U.K. operations partially offset by a tax provision for the U.S. operations.

Based on management’s review at December 29, 2019 and December 30, 2018, it was determined that a valuation allowance for the Company’s deferred tax assets was not required since it was more likely than not that the deferred tax assets would be realized.

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

Liquidity and Sources of Capital

Cash, as it is needed, is provided by using the Company’s lines of credit. These lines provide for a total borrowing commitment in excess of $43,000,000 subject to the underlying borrowing base specified in the agreements.  Of the total outstanding borrowings of $20,530,773 at December 29, 2019, $16.2 million of the lines bears interest at LIBOR or the Eurodollar rate plus a range of 1.95% to 2.45%, depending on the underlying borrowing base, or, at our option, at the bank's prime or base lending rate and $4.3 million bears interest at the bank’s prime or base lending rate which was 5.25% at December 29, 2019. At December 29, 2019, the lines provided an additional availability of approximately $1.6 million.  We plan to use the availability under the lines of credit at year-end 2019 and cash provided by operating activities to finance our cash needs for fiscal 2020. The balances due under the lines of credit are recorded as current liabilities on the consolidated balance sheets.

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

The ratio of current assets to current liabilities, including the amount due under our lines of credit, was 0.89 at December 29, 2019 and 0.97 at December 30, 2018.

Cash balances decreased $533,361, before the effects of currency translation of $18,108, to $513,588 at December 29, 2019 from $1,028,841 at December 30, 2018.  Of the above noted amounts, $498,007 and $923,071 were held outside the U.S. by our foreign subsidiaries as of December 29, 2019 and December 30, 2018, respectively.

Cash provided by operations was $4,659,527 for the year ended 2019 as compared to $5,224,659 for the year ended 2018. For 2019, cash provided by operations was primarily due to adjustments for non-cash items of $2,444,326, changes in working capital of $1,355,358, net income of $961,423, and changes in other assets and liabilities of $(101,580). For 2018, cash provided by operations was primarily due to adjustments for non-cash items of $3,109,868, which includes the impairment loss, net income of $1,246,797 and changes in working capital of $1,088,600, offset by changes in other assets and liabilities of ($220,606).

Cash used in investing activities was $1,894,296 for the year ended 2019 as compared to $3,856,835 for the year ended 2018. During 2019 and 2018, cash used in investing activities was principally for purchases of machinery and equipment at our manufacturing locations and payments made for company-owned key man life insurance premiums. For the year ended 2019, the payments made for the life insurance premiums were net of proceeds from policy loans of $249,051.

For the year ended 2019, cash used in financing activities was $3,298,592 as compared to $1,543,937 for the year ended 2018. Impacting cash flows from financing activities for the year ended 2019 and 2018 were net advances on lines of credit of $891,022 and $544,872, respectively. The increases in advances on the lines of credit were used to fund working capital. Also included in cash flows from financing activities were preferred dividend payments of $3,114,592 and $3,089,294 during the years ended 2019 and 2018, respectively. During the years ended 2019 and 2018, additions to related party obligations were $1,350,000 and $272,000, respectively, while payments on related party obligations were $782,384 and $229,411, respectively. During the year ended 2019, we drew $604,935 on equipment financing commitments from our bank to finance asset purchases. During the year ended 2018, we drew $1,497,696 on equipment financing commitments from our bank to finance asset purchases and $925,657 to reduce our borrowings on our lines of credit for a total of $2,423,353 in proceeds from issuance of long-term debt.

Our credit agreements contain customary affirmative and negative covenants. We were in compliance with our debt covenants as of December 29, 2019 and through the date of filing of this report.

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

Inventories

We value inventory at the lower of cost using the first-in, first-out (FIFO) method, or market. We assess the recoverability of inventory and record a provision for obsolescence based upon specifically identified, discontinued or obsolete items, or a percentage of quantities on hand compared with historical and forecasted usage and sales levels. These assessments, which require management’s judgments and estimates, reduce inventories to their estimated net realizable value.

Finite-Lived Long-Lived Assets

Finite-lived long-lived assets consist of property, equipment and other intangible assets, which excludes goodwill and trademarks since they are considered to have indefinite useful lives. Property, equipment and other intangible assets are amortized using the straight-line method over their estimated useful life. These finite-lived long-lived assets are reviewed for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.

Goodwill and Intangible Indefinite-Lived Assets

Goodwill and trademarks are indefinite-lived assets and are not amortized unless, for trademarks, we determine that their useful lives are no longer indefinite. These indefinite-lived assets are reviewed for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.

Income Tax

The Company files income tax returns in the United States as a C-Corporation, and in several state jurisdictions and in the United Kingdom. The Company’s subsidiary, Uniroyal, is a limited liability company (LLC) for federal and state income tax purposes and as such, its income, losses, and credits pass through to its members. The Company made the acquisition of Uniroyal through UEPH, a limited liability company, which issued preferred ownership interests to the sellers that provide for quarterly dividends. Uniroyal’s taxable income is allocated entirely to UEPH as its sole member and since it is a pass-through entity, this income less the dividends paid to the sellers of Uniroyal is reported on the Company’s tax return. The taxable income applicable to the dividends for the preferred ownership interests is reported to the sellers who report it on their respective individual tax returns.

We follow ASC 740 Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities (temporary differences) using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. We have federal and state net operating loss carryforwards of approximately $11.7 million and $13.8 million, respectively, as of December 29, 2019, which expire in years beginning 2021 through 2034. We have foreign net operating loss carryforwards of approximately $2.2 million as of December 29, 2019, which have no expiration date. As a result of the federal and state loss carryforwards, we have deferred tax assets of $3,435,368 net of a valuation allowance of $740,818 as of December 29, 2019.

We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. In making our valuation allowance determinations, we consider all available positive and negative evidence affecting specific deferred tax assets, including our past and anticipated future performance, the reversal of deferred tax liabilities, the length of carryback and carryforward periods, and the implementation of tax planning strategies. Management has determined that there is uncertainty as to the realization of the state net operating loss carryforward and has established a valuation allowance against the state net operating loss carryforward.

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

Recent Accounting Standards

See Note 1 to the consolidated financial statements for a discussion on accounting standards that the Company adopted during 2019 and on those recently issued but not yet required to be adopted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Uniroyal Global Engineered Products, Inc. and subsidiaries

Sarasota, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Uniroyal Global Engineered Products, Inc. and subsidiaries (the "Company") as of December 29, 2019 and December 30, 2018, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Notes 1 and 16 to the consolidated financial statements, the Company changed its method of accounting for leases in fiscal year 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the related amendments.

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

/s/ Frazier & Deeter, LLC

Tampa, Florida

March 20, 2020

We have served as the Company's auditor since 2010.

Uniroyal Global Engineered Products, Inc.

Consolidated Balance Sheets

ASSETS	December 29, 2019	December 30, 2018
CURRENT ASSETS
Cash and cash equivalents	$513,588	$1,028,841
Accounts receivable, net	11,662,325	12,422,330
Inventories, net	19,116,542	19,460,260
Other current assets	930,015	965,520
Related party receivable	-	20,118
Total Current Assets	32,222,470	33,897,069

PROPERTY AND EQUIPMENT, NET	19,103,319	18,878,949
Operating lease right-of-use assets	6,607,963	-

OTHER ASSETS
Intangible assets	3,263,781	3,217,997
Goodwill	1,079,175	1,079,175
Other long-term assets	3,489,313	3,693,367
Total Other Assets	7,832,269	7,990,539
TOTAL ASSETS	$65,766,021	$60,766,557

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued in excess of bank balance	$332,141	$855,210
Lines of credit	20,530,773	19,325,116
Current maturities of long-term debt	1,497,160	1,369,967
Current maturities of finance lease liabilities	106,253	388,862
Accounts payable	9,232,119	9,335,235
Accrued expenses and other liabilities	3,890,367	3,326,291
Related party obligation	608,517	84,154
Current portion of postretirement benefit liability - health and life	155,803	139,095
Total Current Liabilities	36,353,133	34,823,930

LONG-TERM LIABILITIES
Long-term debt, less current portion	3,378,458	3,967,754
Finance lease liabilities, less current portion	6,397	109,446
Operating lease liabilities	6,106,568	-
Related party lease financing obligation	2,646,970	2,613,717
Long-term debt to related parties	3,190,655	2,990,655
Postretirement benefit liability - health and life, less current portion	2,592,023	2,101,892
Other long-term liabilities	715,308	653,653
Total Long-Term Liabilities	18,636,379	12,437,117
Total Liabilities	54,989,512	47,261,047

STOCKHOLDERS' EQUITY
Preferred units, Series A UEP Holdings, LLC, 200,000 units issued and outstanding ($100 issue price)	617,571	617,571
Preferred units, Series B UEP Holdings, LLC, 150,000 units issued and outstanding ($100 issue price)	463,179	463,179
Preferred stock, Uniroyal Global (Europe) Limited, 50 shares issued and outstanding ($1.51 stated value)	75	75
Common stock, 95,000,000 shares authorized ($.001 par value) 3,736,006 and 3,738,006 shares issued and outstanding as of December 29, 2019 and December 30, 2018, respectively (1)	18,680	18,690
Additional paid-in capital (1)	35,275,646	35,244,770
Accumulated deficit	(24,301,203)	(22,136,130)
Accumulated other comprehensive loss	(1,297,439)	(702,645)
Total Stockholders' Equity	10,776,509	13,505,510

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$65,766,021	$60,766,557

(1)	The number of issued and outstanding shares of common stock as of December 29, 2019 and December 30, 2018 have been adjusted to reflect a one-for-five reverse stock split that became effective on February 24, 2020. The amounts in common stock and additional paid-in capital will be adjusted as of the effective date of the one-for-five reverse stock split. See Note 1 for additional information.

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Operations

	Years Ended
	December 29, 2019	December 30, 2018

NET SALES	$91,136,244	$99,560,721

COST OF GOODS SOLD	76,174,406	82,622,952

Gross Profit	14,961,838	16,937,769

OPERATING EXPENSES:
Selling	4,300,730	4,697,627
General and administrative	6,047,734	6,928,779
Research and development	1,634,385	1,653,234
Other operating expenses	343,003	510,230
OPERATING EXPENSES	12,325,852	13,789,870

Operating Income	2,635,986	3,147,899

OTHER EXPENSE:
Interest and other debt related expense	(2,036,248)	(1,886,886)
Other income (expense)	258,486	(206,608)
Net Other Expense	(1,777,762)	(2,093,494)

INCOME BEFORE TAX PROVISION	858,224	1,054,405

TAX BENEFIT	(103,199)	(192,392)

NET INCOME	961,423	1,246,797

Preferred stock dividend	(3,126,496)	(3,105,983)

NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(2,165,073)	$(1,859,186)

LOSS PER COMMON SHARE (1):
Basic	$(0.58)	$(0.50)
Diluted	$(0.58)	$(0.50)
WEIGHTED AVERAGE SHARES OUTSTANDING (1):
Basic	3,736,742	3,738,006
Diluted	3,736,742	3,738,006

(1)	Share and per share amounts have been adjusted to reflect a one-for-five reverse stock split that became effective on February 24, 2020. See Note 1 for additional information.

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Comprehensive Loss

	Years Ended
	December 29, 2019	December 30, 2018

NET INCOME	$961,423	$1,246,797

OTHER COMPREHENSIVE LOSS:
Minimum benefit liability adjustment	(830,899)	271,836
Foreign currency translation adjustment	236,105	(599,329)
OTHER COMPREHENSIVE LOSS	(594,794)	(327,493)

COMPREHENSIVE INCOME	366,629	919,304

Preferred stock dividend	(3,126,496)	(3,105,983)

COMPREHENSIVE LOSS TO COMMON SHAREHOLDERS	$(2,759,867)	$(2,186,679)

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 29, 2019 and December 30, 2018

	UEPH Series A		UEPH Series B		UGEL Preferred		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Units	Amount	Units	Amount	Shares	Amount	Shares (1)	Amount (1)	Capital (1)	Deficit	Loss	Equity

Balance December 31, 2017	200,000	$617,571	150,000	$463,179	50	$75	3,738,006	$18,690	$34,944,972	$(20,276,944)	$(375,152)	$15,392,391
Net income	-	-	-	-	-	-	-	-	-	1,246,797	-	1,246,797
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(327,493)	(327,493)
Stock-based compensation expense	-	-	-	-	-	-	-	-	299,798	-	-	299,798
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(3,105,983)	-	(3,105,983)
Balance December 30, 2018	200,000	617,571	150,000	463,179	50	75	3,738,006	18,690	35,244,770	(22,136,130)	(702,645)	13,505,510
Net income	-	-	-	-	-	-	-	-	-	961,423	-	961,423
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(594,794)	(594,794)
Stock-based compensation expense	-	-	-	-	-	-	-	-	44,166	-	-	44,166
Treasury shares purchased at cost and retired	-	-	-	-	-	-	(2,000)	(10)	(13,290)	-	-	(13,300)
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(3,126,496)	-	(3,126,496)
Balance December 29, 2019	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$18,680	$35,275,646	$(24,301,203)	$(1,297,439)	$10,776,509

(1)	The number of shares of common stock have been adjusted to reflect a one-for-five reverse stock split that became effective on February 24, 2020. The amounts in common stock and additional paid-in capital will be adjusted as of the effective date of the one-for-five reverse stock split. See Note 1 for additional information.

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Cash Flows

	Years Ended
CASH FLOWS FROM OPERATING ACTIVITIES	December 29, 2019	December 30, 2018

Net income	$961,423	$1,246,797
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	2,354,650	2,168,101
Stock-based compensation expense	44,166	299,798
Deferred tax expense	252,690	165,240
Impairment loss on equipment	-	510,230
Amortization of intangible assets	16,667	27,504
Loss on disposal of property and equipment	74,681	58,319
Noncash postemployment health and life benefit	(294,468)	(119,324)
Noncash lease expense	(4,060)	-
Changes in assets and liabilities:
Accounts receivable	990,417	2,253,452
Inventories	588,802	(218,434)
Other current assets	58,309	(164,357)
Related party receivable	20,118	16,998
Other long-term assets	141,166	128,505
Accounts payable	(300,897)	(636,595)
Accrued expenses and other liabilities	(1,391)	(162,464)
Postretirement benefit liability - health and life	(29,592)	(58,216)
Other long-term liabilities	(213,154)	(290,895)
Cash provided by operating activities	4,659,527	5,224,659

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,966,200)	(3,725,660)
Payments on life insurance policies, net of proceeds from policy loans	71,904	(131,175)
Cash used in investing activities	(1,894,296)	(3,856,835)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in checks issued in excess of bank balance	(523,069)	168,570
Net advances on lines of credit	891,022	544,872
Payments on long-term debt	(1,319,867)	(1,230,206)
Proceeds from issuance of long-term debt	604,935	2,423,353
Payments on finance lease liabilities	(391,337)	(403,821)
Proceeds from related party obligations	1,350,000	272,000
Payments on related party obligations	(782,384)	(229,411)
Payment of preferred stock dividends	(3,114,592)	(3,089,294)
Purchase and retirement of treasury stock	(13,300)	-
Cash used in financing activities	(3,298,592)	(1,543,937)
Net change in cash and cash equivalents	(533,361)	(176,113)
Cash and cash equivalents - beginning of period	1,028,841	1,267,319
Effects of currency translation on cash and cash equivalents	18,108	(62,365)

CASH AND CASH EQUIVALENTS - END OF PERIOD	$513,588	$1,028,841

See Note 2 for noncash transactions and supplemental disclosure of cash flow information.

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 29, 2019 and December 30, 2018

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

The Company and its subsidiaries use a 52/53-week fiscal year ending on the Sunday nearest to December 31. The years ended December 29, 2019 and December 30, 2018 were both 52-week years. The Company’s U.K. subsidiaries use the calendar year end of December 31. The activity of the U.K. subsidiaries that occurs on the days that do not coincide with the Company’s year-end is not material since there generally is no production or sales during that period.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries and are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). All intercompany transactions have been eliminated. The Company manages its operations on a consolidated, integrated basis in order to optimize its equipment and facilities and to effectively service its global customer base, and concludes that it operates in a single business segment.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 29, 2019 and December 30, 2018

On January 27, 2020, the Company announced a one-for-five reverse stock split on its common stock that became effective on February 24, 2020. Share and per share amounts have been adjusted to give effect to the reverse stock split. Adjusted for the reverse stock split, basic and diluted loss per share were $0.58 for the year ended December 29, 2019 and $0.50 for the year ended December 30, 2018. The amounts in common stock and additional paid-in capital will be adjusted as of the effective date of the one-for-five reverse stock split.

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

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts, returns and discounts of $411,376 and $283,560 as of December 29, 2019 and December 30, 2018, respectively. Accounts receivable are recorded when obligations under the terms of a contract with a customer are satisfied, which includes the control of products transferring to the customer. See Note 22 for further discussion.

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

Customer Rebates

The Company records customer rebates as a reduction of net sales. Accounts receivable are recorded net of an allowance for customer rebates of $77,337 and $90,288 as of December 29, 2019 and December 30, 2018, respectively.

Inventories

Inventories are valued at the lower of cost using the first-in, first-out (FIFO) method, or market. The Company and its subsidiaries have policies which are consistently applied to maintain reserves for obsolescence based on specific identification, discontinued or obsolete items, or a percentage of the amount on hand based on inventory aging compared with historical and forecasted usage and sales levels. These inventory recoverability assessments reduce inventories to their estimated net realizable value.

Property and Equipment

Property and equipment are stated at cost. Major expenditures for property and equipment are capitalized. Maintenance, repairs, and minor refurbishments are expensed as incurred. When assets are disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are included in income.

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 29, 2019 and December 30, 2018

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, accrued expenses and other liabilities, and operating lease liabilities in the accompanying consolidated balance sheet at December 29, 2019. There is no comparable information for operating leases at December 30, 2018 since the Company adopted Accounting Standards Update No. 2016-02, “Leases” on December 31, 2018 and elected to recognize operating lease right-of-use assets and operating lease liabilities at the adoption date. See “Recent Accounting Standards” below for further discussion. Finance lease right-of-use assets are included in property and equipment, current maturities of finance lease liabilities, and finance lease liabilities, less current portion in the accompanying consolidated balance sheets at December 29, 2019 and December 30, 2018.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Generally, lease right-of-use assets and liabilities are recognized at the beginning date of a lease based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on information that is available at the beginning date of a lease to determine the present value of lease payments, since its leases generally do not provide an implicit rate. The implicit rate is used when readily determinable. The Company excludes leases with terms of 12 months or less. The terms of the Company’s leases may include options to extend or terminate a lease when it is reasonably certain that the Company will exercise that option. The Company’s lease agreements with lease and non-lease components are generally accounted for on a combined basis. See Note 16 for further discussion.

Cash Surrender Value of Insurance Policies

Cash surrender value of insurance policies is valued at the cash surrender value of the contract as determined by the life insurance company. The cash value of the insurance policies totaled $597,551 and $420,404 as of December 29, 2019 and December 30, 2018, respectively. The Company has obtained loans against the cash value of certain of these insurance policies. At December 29, 2019 and December 30, 2018, these insurance policy loans totaled $460,841 and $211,790, respectively, and had a weighted average interest rate of 3.63% and 3.59%, respectively. The increase in the amount of insurance policy loans was due to $249,051 in loans obtained by the Company during the third quarter of 2019. Interest is accrued quarterly. Each loan (and applicable accrued interest) can be repaid at any time. Any loan (or interest) outstanding at the time of settlement will reduce the proceeds payable under the policies. The cash value of the insurance policies, net of policy loans, is included in other long-term assets in the accompanying consolidated balance sheets.

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

Impairment of Finite-Lived Long-Lived Assets

The Company reviews long-lived assets, including property, equipment, and intangible assets, for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset. During the fourth quarter of 2018, the Company recorded a $510,230 impairment charge for assets used in the calender operations at the Company’s U.K. subsidiary. The Company decided that it would de-commission the equipment and no longer offer the calendered product after determining that these operations could not be economically modernized. See Note 23 for additional information.

Goodwill and Intangible Indefinite-Lived Assets

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired. Trademarks are recorded at estimated fair value at the date they were acquired in certain business acquisitions. To the extent it has been determined that the carrying value of the assets associated with goodwill or trademarks is not recoverable and is in excess of its fair value, an impairment loss is recognized. Impairment is reviewed at least annually. No impairment loss was deemed necessary as of December 29, 2019 or December 30, 2018.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 29, 2019 and December 30, 2018

Income Taxes

The Company follows ASC 740 Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax bases of assets and liabilities (temporary differences) using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. The Company reduces its deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. In making its valuation allowance determinations, the Company considers all available positive and negative evidence affecting specific deferred tax assets, including past and anticipated future performance, the reversal of deferred tax liabilities, the length of carryback and carryforward periods, and the implementation of tax planning strategies.

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

The Company files income tax returns in the United States as a C-Corporation, and in several state jurisdictions and in the United Kingdom. The Company’s subsidiary, Uniroyal, is a limited liability company (LLC) for federal and state income tax purposes and as such, its income, losses, and credits pass through to its members. Uniroyal’s taxable income is allocated entirely to UEPH, a limited liability corporation, as its sole member.  As the sole member of UEPH, the Company then receives this income allocation less the dividends paid on the preferred ownership interests held by the former owners of Uniroyal.

The Company's tax returns for tax years 2016 and thereafter are subject to examination by taxing authorities. The Company records interest and penalties associated with uncertain tax positions related to these tax filings as interest expense. For the years ended December 29, 2019 and December 30, 2018, the Company has recorded no expense for interest or penalties.

Derivatives

The Company recognizes all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, as to whether the hedge is a cash flow hedge or a fair value hedge.

The Company incurs foreign currency risk on sales and purchases denominated in other currencies, primarily the British Pound Sterling and the Euro. Foreign currency exchange contracts are used by the Company principally to limit the exchange rate fluctuations of the Euro. The Euro risk is partially limited due to natural cash flow offsets. Currency exchange contracts are purchased for approximately 25% of the net risk. These contracts are not designated as cash flow hedges for accounting purposes. Changes in fair value of these contracts are reported in other expense in the accompanying consolidated statements of operations. The fair values of the contracts at December 29, 2019 and December 30, 2018 were a net asset of $22,025 included in other current assets and a net liability of $26,814 included in other current liabilities, respectively.

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

As of and for the Years Ended December 29, 2019 and December 30, 2018

The Company uses foreign currency exchange contracts which are recorded at their estimated fair values in the accompanying consolidated balance sheets. The fair values of the currency exchange contracts are based upon observable market transactions of spot and forward rates.

For the fiscal year ended December 29, 2019, there have been no changes in the application of valuation methods applied to similar assets and liabilities.

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 29, 2019 and December 30, 2018

Revenue Recognition

The revenue recognition process begins when the Company receives a purchase order submitted by a customer. This represents the point in time at which a contract with the customer exists. The contract specifies the transaction price which is based on the amount of consideration the Company expects to receive in exchange for transferring control of a product to the customer. The Company does not have multiple performance obligations requiring it to allocate a transaction price. The performance obligation under the contract is the delivery of products. The performance obligation is satisfied and revenue is recognized when the Company transfers control of the products to its customers. For Uniroyal, this generally occurs when products are shipped and, for UGL, this generally occurs when the customer accepts delivery either at the Company’s U.K. facility or at a mutually agreed upon location. However, if the Company has an enforceable right to payment when the customer is contractually required to accept delivery of any remaining product at the end of a contract, but collectability of the revenue is uncertain, revenue recognition would occur upon agreement even if the product is not delivered to the customer. See Note 22 for further discussion.

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

Warranties

The Company warrants that the materials and workmanship of its products will meet customer specifications. The Company estimates its accrued warranty expenses based upon prior warranty claims experience. Accrued warranty expenses were not material as of December 29, 2019 and December 30, 2018.

Advertising

Advertising costs, other than promotional materials, are charged to expense as incurred. Promotional materials are expensed as they are distributed. Advertising expense was $136,161 and $185,496 for the years ended December 29, 2019 and December 30, 2018, respectively. As of December 29, 2019 and December 30, 2018, $87,707 and $113,927, respectively, of promotional materials were included in other long-term assets in the accompanying consolidated financial statements.

Research and Development

Research and development costs are charged to expense as incurred. Research and development expense was $1,634,385 and $1,653,234 for the years ended December 29, 2019 and December 30, 2018, respectively.

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

Legal Proceedings

From time to time, the Company may be a party to claims, proceedings, and lawsuits related to products, services, contracts, employment, environmental, safety, intellectual property, and other matters. The ultimate resolution of such claims, proceedings, and lawsuits is inherently unpredictable and, as a result, the Company’s estimates of liability, if any, are subject to change. Actual results could differ materially from the Company’s estimates, and an unfavorable resolution of any matter could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company. The Company does not believe, based on the information currently available to it, that the ultimate resolution of any currently pending matters will have a material effect on the consolidated financial condition, results of operations, or cash flows of the Company.

Environmental Matters

The Company’s policy is to conduct its businesses with due regard for the preservation and protection of the environment. Management is not aware of any environmental matters relating to its operations that could materially affect liquidity, capital resources, or the financial condition of the Company.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 29, 2019 and December 30, 2018

Recent Accounting Standards

On February 25, 2016, the Financial Accounting Standards Board issued a new standard, Accounting Standards Update (“ASU”) No. 2016-02, “Leases,” on July 30, 2018, it issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” and on March 5, 2019, it issued ASU No. 2019-01, “Leases (Topic 842): Codification Improvements.” Under the new guidance, a lessee is required to recognize right-of-use assets and lease liabilities for leases with lease terms of more than 12 months. Consistent with previous U.S. generally accepted accounting principles (“GAAP”), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily depends on its classification as a finance or operating lease. However, unlike previous GAAP, which required only finance leases to be recognized on the balance sheet, the new ASU requires both types of leases to be recognized on the balance sheet. The Company adopted this standard on December 31, 2018. The Company elected to recognize and measure leases at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings; however, no adjustment to the opening balance of retained earnings was needed. The Company elected the available practical expedients for leases that began before the effective date of this new standard except the Company did not elect to use hindsight in determining the lease term and in assessing impairment of its right-of-use assets. The Company elected to apply and adopt as an accounting policy to exclude leases with terms of 12 months or less and to not separate lease components from non-lease components. The adoption of this standard for the year ending December 29, 2019 had a significant effect on the Company’s consolidated financial position as it recorded previously unrecorded operating leases but it did not have a significant effect on its results of operations and cash flows.

On January 26, 2017, the Financial Accounting Standards Board issued a new standard, ASU No. 2017-04, “Intangibles – Goodwill and Other – Simplifying the Test for Goodwill Impairment.” The new standard modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. The Company adopted this standard on December 29, 2019. The adoption of this standard for the year ending December 29, 2019 did not have a significant effect on the Company’s consolidated financial position, results of operations and cash flows.

On August 28, 2018, the Financial Accounting Standards Board issued a new standard, ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The new standard modifies the disclosure requirements on fair value measurements in Topic 820, “Fair Value Measurement.” Certain requirements were removed such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, certain requirements were modified and certain disclosures were added such as the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period. The Company adopted this standard on December 30, 2019. Since this standard only revises disclosure requirements, the adoption of this standard for the year ending January 3, 2021 will not have a significant effect on the Company’s consolidated financial position, results of operations and cash flows.

On December 18, 2019, the Financial Accounting Standards Board issued a new standard, ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This new guidance simplifies the accounting for income taxes by removing certain exceptions such as the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income/gain from other items; and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The new guidance also simplifies the accounting for income taxes under certain circumstances such as requiring that an entity recognize a franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax; requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of a business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; and requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. This standard will be effective for the Company on January 4, 2021. The Company is currently evaluating the effects this standard will have, if any, on its consolidated financial position, results of operations and cash flows.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 29, 2019 and December 30, 2018

Subsequent Events

The Company has evaluated subsequent events occurring through the date that the financial statements were available to be issued, for events requiring recording or disclosure in the December 29, 2019 consolidated financial statements. There were no material events or transactions occurring during this period requiring recognition or disclosure other than the following:

On January 27, 2020, the Company announced a one-for-five reverse stock split on its common stock that became effective on February 24, 2020. Share and per share amounts have been adjusted to give effect to the reverse stock split. Adjusted for the reverse stock split, basic and diluted loss per share were $0.58 for the year ended December 29, 2019 and $0.50 for the year ended December 30, 2018. The amounts in common stock and additional paid-in capital will be adjusted as of the effective date of the one-for-five reverse stock split.

Subsequent to year-end 2019, the World Health Organization declared the novel coronavirus (COVID-19) outbreak a public health emergency.  There have been mandates from international, federal, state and local authorities requiring forced closures of various schools, businesses and other facilities and organizations. These forced closures could negatively impact the Company’s business.  While the closures and limitations on movement, domestically and internationally, are expected to be temporary, the duration of the supply chain disruption, and related financial impact, cannot be estimated at this time. Should the closures continue for an extended period of time or should the effects of the coronavirus continue to spread, the impact could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 29, 2019 and December 30, 2018

NOTE 2 - Noncash Transactions and Supplemental Disclosure of Cash Flow Information

During the years ended December 29, 2019 and December 30, 2018, the Company entered into several equipment financing obligations with fair values of $379,126 and $1,195,136, respectively, which are accounted for as capital assets. The fair values were added to property and equipment and a corresponding amount to related party lease financing obligation or long-term debt.

The Company adopted ASU No. 2016-02, “Leases” on December 31, 2018. Under this new standard, the Company was required to record on its balance sheet previously unrecorded operating leases based on the present value of remaining lease payments. Per this new standard, the Company recorded operating lease right-of-use (“ROU”) assets and operating lease liabilities of $6,799,271 on its consolidated balance sheet as of December 31, 2018. During the year ended December 29, 2019, the Company recorded new operating lease ROU assets and operating lease liabilities of $287,828 and removed terminated operating lease ROU assets and operating lease liabilities of $33,790. In addition, the Company recorded amortization of its operating lease ROU assets of $594,574 and amortization of its operating lease liabilities of $598,634. See Note 16 for additional information on operating leases.

During the third quarter of 2019, the Company obtained $249,051 in loans against the cash value of its company owned life insurance policies and are shown net of payments of $177,147 on the life insurance policies in the consolidated statements of cash flows. These loans have a weighted average interest rate of 3.66% and can be repaid at any time.

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

Supplemental disclosure of cash paid for the years ended:

	December 29, 2019	December 30, 2018

Interest	$1,987,522	$1,828,208

NOTE 3 - Inventories

Inventories consist of the following:

	December 29, 2019	December 30, 2018

Raw materials	$5,430,125	$5,863,762
Work-in-process	4,677,987	5,040,582
Finished goods	10,922,947	10,049,567
	21,031,059	20,953,911

Less: Allowance for inventory obsolescence	(1,914,517)	(1,493,651)

Total Inventories, net	$19,116,542	$19,460,260

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 29, 2019 and December 30, 2018

NOTE 4 - Property and Equipment

The major categories of property and equipment are summarized as follows:

	Depreciable Lives	December 29, 2019	December 30, 2018
Building and building improvements	8 – 25 yrs.	$1,419,495	$1,355,238
Machinery and equipment	8 - 10 yrs.	30,396,418	30,106,102
Computer equipment	3 - 10 yrs.	1,498,668	1,469,300
Furniture and fixtures	7 - 10 yrs.	199,508	190,601
Real estate under lease	20 yrs.	2,565,914	2,375,914
Construction-in-progress	-	9,109	90,660

Total Property and Equipment		36,089,112	35,587,815

Less: Accumulated depreciation		(16,985,793)	(16,708,866)

Net Property and Equipment		$19,103,319	$18,878,949

The balance of accumulated depreciation at December 30, 2018 reflected an impairment charge of $510,230 for assets used in the calender operations at the Company’s U.K. subsidiary. During the fourth quarter of 2018, the Company decided that it would de-commission the equipment and no longer offer the calendered product after determining that these operations could not be economically modernized. See Note 23 for additional information.

NOTE 5 - Intangible Assets

Intangible assets are summarized as follows:

	Amortizable Lives	December 29, 2019	December 30, 2018

Trademarks and trade names	Indefinite	$3,211,281	$3,148,830
Other	5 years	52,500	69,167

Total Intangible Assets		$3,263,781	$3,217,997

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 29, 2019 and December 30, 2018

NOTE 6 – Other Long-term Assets

Other long-term assets consist of the following:

	December 29, 2019	December 30, 2018

Deferred tax asset, net	$2,694,550	$2,899,634
Other	794,763	793,733

Total Other Long-term Assets	$3,489,313	$3,693,367

NOTE 7 – Other Long-term Liabilities

Other long-term liabilities consist of the following:

	December 29, 2019	December 30, 2018

Deferred tax liability	$709,945	$640,219
Other	5,363	13,434

Total Other Long-term Liabilities	$715,308	$653,653

NOTE 8 - Lines of Credit

The Company’s Uniroyal subsidiary has available a $30,000,000 revolving line of credit financing agreement with Wells Fargo Capital Finance, LLC (“Uniroyal Line of Credit”), which matures on June 15, 2023. Interest is payable monthly at the Eurodollar rate plus 2.25% or Wells Fargo Capital Finance, LLC's prime rate at the Company's election on outstanding balances up to $6,000,000 and prime rate on amounts in excess of $6,000,000. The line of credit weighted average interest rate including unused facility fees was approximately 5.53% as of December 29, 2019. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable, inventories and equipment. The line of credit is secured by substantially all of Uniroyal's assets and includes certain financial and restrictive covenants. The Company was in compliance with these covenants as of December 29, 2019.

The outstanding balance on the Uniroyal Line of Credit was $10,328,913 and $10,713,318 as of December 29, 2019 and December 30, 2018, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying consolidated balance sheets.

The Company’s U.K. subsidiary has available a £10,000,000 (approximately $13.1 million) revolving line of credit financing agreement with Lloyds Bank Commercial Finance Limited (“U.K. Line of Credit”), which is subject to a six-month notice by either party. The line has several tranches based on currency or underlying security. Interest is payable monthly at the base rate (U.K. LIBOR or Lloyds Bank Base Rate as published) plus 1.95% to 2.45% depending on the tranche. The line of credit weighted average interest rate was approximately 2.63% as of December 29, 2019. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable and inventories. The line of credit is secured by substantially all of the subsidiary's assets and includes certain financial and restrictive covenants. The Company was in compliance with these covenants as of December 29, 2019.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 29, 2019 and December 30, 2018

The outstanding balance on the U.K. Line of Credit was £7,787,002 and £6,787,260 ($10,201,860 and $8,611,798) as of December 29, 2019 and December 30, 2018, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying consolidated balance sheets.

NOTE 9 - Long-term Debt

Long-term debt consists of the following:

	December 29, 2019	December 30, 2018

Uniroyal term loans with Wells Fargo Capital Finance, LLC, monthly interest only payments at the Eurodollar rate plus 2.25% or Wells Fargo Bank, National Association's prime rate. The term loans' weighted average interest rate was approximately 5.53% as of December 29, 2019. Monthly principal balances are reduced by $26,833 each month resulting in a conversion, or increase, of the same amount in the line of credit each month. Term loans mature in June 2023 and are secured by substantially all of the Company's assets and include certain financial and restrictive covenants.	$1,099,700	$1,413,898

Term loan with Lloyds Bank Commercial Finance Limited issued to the Company’s U.K. subsidiary at £340,000 (approximately $445,400) payable in 60 monthly payments of £5,667 (approximately $7,424). Interest is payable monthly at the rate of 3.15% above the base rate (U.K. LIBOR). Monthly, the principal is reduced by the required payment resulting in an increase of the same amount in the line of credit. The loan matured in February 2019 and was secured by substantially all of the subsidiaries’ assets and included certain financial and restrictive covenants.	-	14,380

Financing obligation to Kennet Equipment Leasing payable in monthly installments of £16,636 ($21,795) including interest and principal at a rate of 10.9%. The loan matures in May 2021 and is secured by certain equipment.	238,514	451,173

Notes payable to Regents Capital Corporation payable in monthly installments of $3,256-$6,669 including interest and principal at rates of 6.20%-7.24% with the remaining principal due February 2022–February 2024. The notes are secured by certain equipment.	994,830	1,058,305

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 29, 2019 and December 30, 2018

Note payable to De Lage Landen Financial Services payable in monthly installments of $2,658 including interest and principal at a rate of 7.35% with the remaining principal due May 2021. The note is secured by certain equipment.	42,793	68,208

Note payable to Ford Motor Credit payable in monthly installments of $849 including interest and principal at a rate of 4.31% with the remaining principal due November 2021. The note is secured by certain equipment.	18,713	27,881

Note payable to Byline Financial Group payable in monthly installments of $1,999 including interest and principal at a rate of 8.55%. The loan matured in March 2019 and was secured by certain equipment.	-	5,913

Notes payable to BB&T Equipment Finance Corporation payable in monthly installments of $4,691-$15,445 including interest and principal at rates of 4.02%-5.12% with the remaining principal due October 2022-May 2023. The notes are secured by certain equipment.	671,704	879,600

Note payable to Crown Credit Company payable in monthly installments of $260 including interest and principal at a rate of 7.06% with the remaining principal due April 2024. The note is secured by certain equipment.	11,626	-

Financing obligation to Lloyds Bank Commercial Finance Limited payable in 60 monthly installments of £21,663 ($28,381) including interest and principal at a rate of 3.95%. The loan matures in November 2024 and is secured by certain equipment.	1,519,556	1,344,801

Note payable to Lloyds Bank Commercial Finance Limited payable in monthly installments of £1,148 ($1,504) including interest and principal at a rate of 4.23% with the remaining principal due August 2023. The loan is secured by certain equipment.	60,971	73,562

Notes payable to Lloyds Bank Commercial Finance Limited payable in monthly installments of £1,756-£3,932 ($2,301- $5,151) including interest and principal at a rate of 3.50% above the base rate (U.K. LIBOR) with the remaining principal due December 2021-July 2022. The loans are secured by certain equipment.	217,211	-

Total	4,875,618	5,337,721

Less: Current portion	(1,497,160)	(1,369,967)

Long-term portion	$3,378,458	$3,967,754

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 29, 2019 and December 30, 2018

Principal requirements on long-term debt for years ending after December 29, 2019 are as follows:

Totals

2020	$1,497,160
2021	1,331,573
2022	1,112,869
2023	615,844
2024	318,172
Thereafter	-

Total	$4,875,618

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 29, 2019 and December 30, 2018

NOTE 10 - Related Party Obligations

Long-term debt to related parties consists of the following:

	December 29, 2019	December 30, 2018

Senior subordinated promissory notes issued to the Company’s majority shareholder; monthly interest only payments at 9.25%; principal payment of $2,000,000 due on January 15, 2021. The senior subordinated promissory notes are secured by substantially all of the Company’s assets subject to the notes' subordination to the line of credit and term loans with Wells Fargo Capital Finance, LLC.	$2,000,000	$2,000,000

Senior secured promissory note issued to the Company’s majority shareholder; quarterly interest payments at 10%; principal payment of $765,655 due on January 15, 2021. The note is secured by substantially all of the Company’s assets.	765,655	765,655

Subordinated secured promissory note issued to the Company’s majority shareholder; quarterly interest payments at 8%; principal payment of $225,000 due on January 15, 2021. The note is secured by substantially all of the Company’s assets.	225,000	225,000

Subordinated secured promissory note issued to the Company’s majority shareholder; quarterly interest payments at 8%; principal payment of $200,000 due on January 15, 2021. The note is secured by substantially all of the Company’s assets.	200,000	-

Total	3,190,655	2,990,655

Less: Current portion	-	-

Total Long-term Debt to Related Parties	$3,190,655	$2,990,655

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 29, 2019 and December 30, 2018

The Company has a lease financing obligation under which it leases its main U.S. manufacturing facility and certain other property from a related party lessor entity, owned by the Company’s majority shareholder. The lease financing obligation accrues interest at 14.95% and currently requires monthly principal and interest payments of $45,533, which are adjusted annually based on the consumer price index. The balance of the related party lease financing obligation at December 29, 2019 reflected changes made to the lease agreement during 2019 in recognition of $190,000 of improvements to the leased facility. The lease financing obligation matures on October 31, 2033. The Company has security deposits aggregating $267,500 held by the lessor entity.

The lease financing obligation consists of the following:

	December 29, 2019	December 30, 2018

Related party lease financing obligation	$2,780,487	$2,697,871

Less: Current portion	(133,517)	(84,154)

Long-term portion	$2,646,970	$2,613,717

The long-term portion of the lease financing obligation is shown in the accompanying consolidated balance sheets as related party lease financing obligation. The current portion of the lease financing obligation and the remaining balance of related party short-term subordinated secured promissory notes are combined and are shown in current liabilities as related party obligation which consists of the following:

	December 29, 2019	December 30, 2018

Current portion of related party lease financing obligation	$133,517	$84,154

Related party subordinated secured promissory note	350,000	-

Related party subordinated secured promissory note	125,000	-

Related Party Obligation	$608,517	$84,154

During 2019, the Company issued $1,150,000 of short-term subordinated secured promissory notes to the Company’s majority shareholder at a rate of 10%. As of December 29, 2019, $675,000 of these notes were repaid. On January 13, 2020, the Company’s majority shareholder advanced $200,000 to the Company. This advance was repaid in February 2020.

During 2018, the Company issued $272,000 of short-term subordinated secured promissory notes to the Company’s majority shareholder at a rate of 8%. In December 2018, $225,000 of these notes were amended to change the maturity date to January 15, 2021 and reclassified to long-term debt to related parties. The remaining balance of the notes issued during 2018 ($47,000) and the notes outstanding at the beginning of 2018 ($125,000) were repaid during 2018.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 29, 2019 and December 30, 2018

Principal payments on the lease financing obligation, short-term subordinated secured promissory notes and the aforementioned long-term debt to related parties for years ending after December 29, 2019 are as follows:

Totals
2020	$608,517
2021	3,333,222
2022	160,166
2023	167,836
2024	104,948
Thereafter	2,071,453

Total	$6,446,142

NOTE 11 – Income Taxes

The Company files income tax returns in the United States as a C-Corporation, and in several state jurisdictions and in the United Kingdom. The Company’s subsidiary, Uniroyal, is a limited liability company (LLC) for federal and state income tax purposes and as such, its income, losses, and credits pass through to its members. The Company made the acquisition of Uniroyal through UEPH, a limited liability corporation, which issued preferred ownership interests to the sellers that provide for quarterly dividends. Uniroyal’s taxable income is allocated entirely to UEPH as its sole member and since it is a pass-through entity, this income less the dividends paid to the sellers of Uniroyal is reported on the Company’s tax return. The taxable income applicable to the dividends for the preferred ownership interests is reported to the sellers who report it on their respective individual tax returns.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 29, 2019 and December 30, 2018

The benefit for income taxes for the years ended December 29, 2019 and December 30, 2018 were:

	December 29, 2019	December 30, 2018
Current
Federal	$-	$-
State, net	3,570	5,796
Foreign	(359,459)	(363,428)
Total current income tax benefit	(355,889)	(357,632)
Deferred
Federal	201,756	266,925
State	3,328	8,057
Foreign	47,606	(109,742)
Total deferred income tax provision	252,690	165,240
Total income tax benefit	$(103,199)	$(192,392)

The state provisions of $51,012 and $94,533 for the years ended December 29, 2019 and December 30, 2018, respectively, were reduced by a reduction of the valuation allowance in the amounts of $44,114 and $80,680, respectively. The benefit for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes. The Company’s effective income tax rate, computed as the total of federal, state and foreign taxes as a percentage of income before taxes, was a negative 12.0% and negative 18.2% for the years ended December 29, 2019 and December 30, 2018, respectively.

The following is a reconciliation of the income tax at the U.S. federal statutory tax rate with the income tax at the effective tax rate for the years ended December 29, 2019 and December 30, 2018:

	December 29, 2019	December 30, 2018

Income tax at statutory rates	$180,227	$221,425

Foreign tax rate differential	22,122	35,417
UEPH preference dividend	(210,753)	(326,376)
U.K. Research and development credit	(171,130)	(163,903)
Effect of change in U.K. tax rate on deferred items	7,514	13,214
Prior year true-up	61,923	13,978
State tax provisions	51,012	94,533
Valuation allowance	(44,114)	(80,680)
Income tax benefit	$(103,199)	$(192,392)

Effective income tax rate	(12.0)%	(18.2)%

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 29, 2019 and December 30, 2018

The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	December 29, 2019	December 30, 2018

Deferred tax assets:
Net operating loss carryforward	$3,872,437	$3,991,036
Total deferred tax assets	3,872,437	3,991,036
Deferred tax liabilities:
Trademarks	(336,817)	(326,200)
Deferred gain	(157,850)	(161,104)
Capital allowances	(652,347)	(428,233)
Total deferred tax liabilities	(1,147,014)	(915,537)
Valuation allowance	(740,818)	(816,084)
Net deferred tax assets	$1,984,605	$2,259,415

Deferred tax assets as of December 29, 2019 and December 30, 2018 include $3,435,368 and $3,715,718, respectively, of carryforwards related to U.S. net operating losses and $437,069 and $275,318, respectively, of carryforwards resulting from U.K. losses. The $3,435,368 and $3,715,718 of deferred tax assets for U.S. losses, net of valuation allowances of $740,818 and $816,084 as of December 29, 2019 and December 30, 2018, respectively, are included in other long-term assets. The $437,069 and $275,318 of deferred tax assets for U.K. losses are netted with deferred tax liabilities, which are all related to U.K. tax. Total net deferred tax liabilities of $709,945 and $640,219 are included in other long-term liabilities in the accompanying consolidated balance sheets as of December 29, 2019 and December 30, 2018, respectively.

The Company has federal and state net operating loss carryforwards of approximately $11.7 million and $13.8 million, respectively, as of December 29, 2019, which expire in years beginning 2021 through 2034. The Company has foreign net operating loss carryforwards of approximately $2.2 million as of December 29, 2019, which have no expiration date.

The Company reduces its deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. In making its valuation allowance determinations, the Company considers all available positive and negative evidence affecting specific deferred tax assets, including past and anticipated future performance, the reversal of deferred tax liabilities, the length of carryback and carryforward periods, and the implementation of tax planning strategies. Management has determined that there is uncertainty as to the realization of the state net operating loss carryforward and has established a valuation allowance against the state net operating loss carryforward.

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 29, 2019 and December 30, 2018

The accumulated postretirement benefit obligation, plan assets and accrued postretirement liability as of the plan's measurement date are as follows:

	December 29, 2019	December 30, 2018

Postretirement Benefit Liability - Health and Life	$2,753,520	$3,077,580
Less: Plan assets	-	-

Accrued postretirement benefit cost	2,753,520	3,077,580
Less: Unrecognized net gain	(5,694)	(836,593)

Accumulated postretirement benefit obligation	2,747,826	2,240,987

Less: Current portion	(155,803)	(139,095)

Long-term Portion	$2,592,023	$2,101,892

Net postretirement benefit income for the plan is comprised of the following:

	December 29, 2019	December 30, 2018

Service cost	$-	$-
Interest cost on projected benefit obligation	82,949	84,585
Amortization of prior service cost	-	-
Amortization of net gain	(294,468)	(119,324)

Net postretirement benefit income	$(211,519)	$(34,739)

Reconciliation of gains (losses) in other comprehensive loss is as follows:

	December 29, 2019	December 30, 2018

Net actuarial gain (loss)	$(536,431)	$391,160
Amortization of actuarial gain	(294,468)	(119,324)

Postretirement benefit liability adjustment in other comprehensive loss	$(830,899)	$271,836

At December 29, 2019, there is $5,694 of unrecognized net actuarial gains in accumulated other comprehensive loss that has not yet been recognized as a component of net periodic benefit costs. At December 29, 2019, there is no amount of net actuarial gains in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit costs during 2020.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 29, 2019 and December 30, 2018

The significant assumptions used in determining the accumulated postretirement benefit obligation and net periodic benefit cost are as follows:

	December 29, 2019	December 30, 2018
Health Care Cost Trend Rates:
2019	4.00%	4.00%
Thereafter	4.00%	4.00%
Discount rate	2.80%	3.82%
Measurement Date	December 29, 2019	December 30, 2018

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

Employer and employee contributions to the plan were $116,928 and $10,071, respectively, during the year ended December 29, 2019 and $147,358 and $16,237, respectively, during the year ended December 30, 2018. Contributions to the plan are made each year based on estimated benefit payments to be paid out of the plan. Estimated benefit payments from the plan for each of the next five years, and in the aggregate for the five years thereafter, are as follows:

2020	$155,803
2021	161,946
2022	164,701
2023	164,831
2024	163,017
2025 - 2029	811,460

Total	$1,621,758

Postemployment Benefit Liability - Severance

The Company provides certain severance benefits for substantially all union employees who began their employment prior to 1986. Accounting standards for postemployment benefits require the Company to accrue the estimated cost of future severance payments during the years the employees provide services. The accrued postemployment benefit liability as of December 29, 2019 and December 30, 2018 was $5,363 and $13,434, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets. The accrued postemployment benefit liability was determined using discount rates of 2.80% and 3.82% as of December 29, 2019 and December 30, 2018, respectively.

 UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 29, 2019 and December 30, 2018

NOTE 13 - Equity

The following table summarizes the Company’s common stock outstanding by class. The number of shares have been adjusted to reflect a one-for-five reverse stock split that became effective on February 24, 2020. See Note 1 for additional information.

	December 29, 2019	December 30, 2018
Ordinary Common Stock	3,412,186	3,414,186
Class B Common Stock	323,820	323,820
Total	3,736,006	3,738,006

The Company’s Class B Common Stock (“Class B”) has the same entitlement to dividends as they may be declared for the ordinary common stock. The holder of Class B was the holder of UGEP preferred stock that was converted to Class B on December 30, 2015. The Class B does not have any preference with respect to holders of other equity interests in the Company in the event of any liquidation, dissolution or winding up of the Company. Each share of Class B has the right to 22 votes on matters that come before the shareholders. Each share of Class B is convertible into one share of ordinary common stock at any time. The shares of Class B are not registered and do not trade in the open market.

Acquisition

On November 10, 2014, the Company acquired Uniroyal and UGEL (previously EPAL), the holding company for UGL (previously Wardle Storeys). Pursuant to the acquisition of Uniroyal, 200,000 units of Series A preferred units and 150,000 units of Series B preferred units of UEP Holdings LLC, a wholly-owned subsidiary of the Company, were issued to the former owners of Uniroyal.  Each of the UEP Holdings Series A and Series B preferred units have an issue price of $100 per unit or a total face value of $20,000,000 and $15,000,000, respectively. The UEPH Series A preferred units are entitled to a preferred return of an amount per annum equal to five percent (5.00%) of the issue price of such UEPH Series A preferred unit. The UEPH Series B preferred units are entitled to a preferred return of an amount per annum equal to five and one half percent (5.50%) of the issue price of such UEPH Series B preferred unit, increasing by one half percent (0.50%) on the first anniversary of the effective date and by an additional one half percent (0.50%) on each successive anniversary of the effective date thereafter, up to a maximum of eight percent (8.00%) on the fifth anniversary of the effective date. As of December 29, 2019, the preferred return percentage of the UEPH Series B preferred units is 8.0%.

In a separate transaction, the Company also purchased all of the outstanding 50 common shares of UGEL, a U.K. limited company, for 100 shares of its common stock and its guaranty of outstanding UGEL preferred stock retained by the seller, having a liquidation preference of €17,699,314 (approximately $19,740,045). As part of the transaction, 50 shares of the UGEL common stock held by the seller had been converted and reclassified as preferred shares. These preferred shares are entitled to a quarterly dividend payment of €221,241 (approximately $246,750).

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

On a quarterly basis, the Company assesses changes to its estimate of expected option award forfeitures based on its review of recent forfeiture activity and expected future employee turnover. The Company recognizes the effect of adjustments made to the forfeiture rates, if any, in the period that it changes the forfeiture estimate.  For the year ended December 29, 2019, there were no forfeiture rate adjustments and future adjustments are not expected to be significant.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 29, 2019 and December 30, 2018

The following table presents stock option activity for the years ended December 29, 2019 and December 30, 2018. The number and weighted average exercise price of options have been adjusted to reflect a one-for-five reverse stock split that became effective on February 24, 2020. See Note 1 for additional information.

	Stock Options
	Total	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price	Non- Vested	Weighted Average Exercise Price
Outstanding at December 31, 2017	192,300	$13.98	105,433	$13.15	86,867	$15.00
Granted	-	-	-	-	-	-
Vested	-	-	63,101	$13.98	(63,101)	$13.98
Exercised	-	-	-	-	-	-
Forfeited or cancelled	(3,000)	$13.85	(1,667)	$13.05	(1,333)	$14.85
Outstanding at December 30, 2018	189,300	$13.98	166,867	$13.46	22,433	$17.85
Granted	-	-	-	-	-	-
Vested	-	-	22,433	$17.85	(22,433)	$17.85
Exercised	-	-	-	-	-	-
Forfeited or cancelled	(37,500)	$13.85	(37,500)	$13.85	-	$-
Outstanding at December 29, 2019	151,800	$14.02	151,800	$14.02	-	$-

Aggregate Intrinsic Value December 30, 2018	$-		$-		$-

Aggregate Intrinsic Value December 29, 2019	$-		$-		$-

As of December 29, 2019 and December 30, 2018, there was no aggregate intrinsic value of the options outstanding because the options’ exercise prices of $11.85 and $17.85 per share (as adjusted for the reverse stock split) were greater than the average market prices of the common shares.

Option expense recognized was $44,166 and $299,798 for the years ended December 29, 2019 and December 30, 2018, respectively. As of December 29, 2019, there was no unrecognized compensation cost related to the options granted under the 2015 Stock Option Plan.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 29, 2019 and December 30, 2018

NOTE 15 – Loss Per Common Share

The following table sets forth the computation of loss per common share - basic and loss per common share – diluted for the years ended December 29, 2019 and December 30, 2018. Share and per share amounts have been adjusted to reflect a one-for-five reverse stock split that became effective on February 24, 2020. See Note 1 for additional information.

	December 29, 2019	December 30, 2018
Numerator

Net loss allocable to common shareholders	$(2,165,073)	$(1,859,186)

Denominator

Denominator for basic earnings per share - weighted average shares outstanding	3,736,742	3,738,006
Weighted average effect of dilutive securities	-	-
Denominator for dilutive earnings per share - weighted average shares outstanding	3,736,742	3,738,006

Basic and Diluted Net Loss Per Share
Net loss allocable to common shareholders	$(0.58)	$(0.50)

Effect of dilutive securities	(0.00)	(0.00)

Net loss allocable to common shareholders	$(0.58)	$(0.50)

Due to the net loss for each of the years ended December 29, 2019 and December 30, 2018, the calculations of basic and diluted loss per share were the same since including options to purchase shares of the Company’s common stock in the calculations of diluted loss per share would have been anti-dilutive. However, if diluted earnings per share had been reported for the years ended December 29, 2019 and December 30, 2018, the calculations would have excluded options to purchase 151,800 and 189,300 shares of common stock, respectively, because the options’ exercise prices of $11.85 and $17.85 (as adjusted) per share were greater than the average market prices of the common shares.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 29, 2019 and December 30, 2018

NOTE 16 – Leases

The Company has operating leases for equipment and office facilities and finance leases for equipment. These leases expire at various dates from January 2020 through March 2039.

The components of lease expense for the years ended December 29, 2019 and December 30, 2018 are as follows:

	Years Ended
	December 29, 2019	December 30, 2018

Operating lease expense	$1,028,719	$1,075,788

Finance lease expense:
Amortization of right-of-use assets	$149,580	$142,265
Interest on lease liabilities	16,625	39,452
Total finance lease expense	$166,205	$181,717

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 29, 2019 and December 30, 2018 are as follows:

	Years Ended
	December 29, 2019	December 30, 2018

Operating cash flows from operating leases (1)	$971,329	$-
Operating cash flows from finance leases	$16,625	$39,452
Financing cash flows from finance leases	$391,337	$403,821

Right-of-use assets obtained in exchange for lease obligations for the years ended December 29, 2019 and December 30, 2018 are as follows:

	Years Ended
	December 29, 2019	December 30, 2018

Operating leases (1)	$287,828	$-
Finance leases	$-	$-

Supplemental balance sheet and other information related to operating leases are as follows (1):

December 29, 2019
Operating leases:
Operating lease right-of-use assets	$6,607,963
Accrued expenses and other liabilities	$497,225
Operating lease liabilities	6,106,568
Total operating lease liabilities	$6,603,793
Weighted average remaining lease term	15.7 years
Weighted average discount rate	7.16%

(1)	There is no comparable information for operating leases at or for the year ended December 30, 2018 since the Company adopted ASU No. 2016-02 on December 31, 2018 and elected to recognize operating lease right-of-use assets and operating lease liabilities at the adoption date.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 29, 2019 and December 30, 2018

Supplemental balance sheet and other information related to finance leases are as follows:

	December 29, 2019	December 30, 2018
Finance leases:
Property and equipment, net	$1,305,798	$1,413,405
Current maturities of finance lease liabilities	$106,253	$388,862
Finance lease liabilities, less current portion	6,397	109,446
Total finance lease liabilities	$112,650	$498,308
Weighted average remaining lease term	0.5 year	1.3 years
Weighted average discount rate	6.06%	6.41%

Maturities of operating and finance lease liabilities as of December 29, 2019 are as follows:

	Operating Leases	Finance Leases
Due in one year or less	$946,619	$108,445
Due after one year through two years	857,969	6,497
Due after two years through three years	826,433	-
Due after three years through four years	650,906	-
Due after four years through five years	524,639	-
Thereafter	8,012,584	-
Total lease payments	11,819,150	114,942
Less: Interest	(5,215,357)	(2,292)
Total	$6,603,793	$112,650

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 29, 2019 and December 30, 2018

NOTE 17 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss were as follows:

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustment	Total
Balance at December 31, 2017	$564,757	$(939,909)	$(375,152)

Other comprehensive gains (losses) before reclassifications	391,160	(599,329)	(208,169)

Reclassification adjustment for gains included in net income	(119,324)	-	(119,324)

Balance at December 30, 2018	836,593	(1,539,238)	(702,645)

Other comprehensive gains (losses) before reclassifications	(536,431)	236,105	(300,326)

Reclassification adjustment for gains included in net income	(294,468)	-	(294,468)

Balance at December 29, 2019	$5,694	$(1,303,133)	$(1,297,439)

The gains reclassified from accumulated other comprehensive loss are recorded to the following line items in the consolidated statements of operations:

Other Comprehensive Loss Component	Consolidated Statements of Operations Line Item
Minimum Benefit Liability Adjustments	General and administrative expense

NOTE 18 - Retirement Plans

The Company has a 401(k) plan which covers substantially all non-union U.S. employees. The Company contributions to this plan included in expense were $85,000 and $75,000 for the years ended December 29, 2019 and December 30, 2018, respectively.

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

As of and for the Years Ended December 29, 2019 and December 30, 2018

For all salaried employees hired after June 2015 and all wage employees, the schedule of minimum required contributions is as follows:

Phase in Period	Employee	Company
Prior to April 2018	1%	1%
April 2018 to April 2019	3%	2%
After April 2019	5%	3%

The Company made contributions of £295,603 ($377,117) and £324,457 ($433,268) to the U.K. plan for the years ended December 29, 2019 and December 30, 2018, respectively.

NOTE 19 - Concentrations

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

Major Customers

Sales to ten industry suppliers accounted for 46.2% and 46.8% of total Company sales during the years ended December 29, 2019 and December 30, 2018, respectively. Accounts receivables from these customers totaled 52.8% and 52.2% of  receivables as of December 29, 2019 and December 30, 2018, respectively.

Major Suppliers

The Company purchases a significant quantity of its raw materials from certain major suppliers. Management believes this concentration does not pose a significant risk to the Company's operations as other suppliers are readily available. See Note 1 for further discussion.

NOTE 20 - Related Party Transactions

The Company has debt and a lease financing obligation to a related party. See Note 10 for further discussion.

Related party receivable is short-term advances to employees. There was no related party receivable at December 29, 2019 and $20,118 at December 30, 2018 which was repaid in 2019.

The Company’s chief financial officer, who is also on the Company’s Board of Directors, does not have a written employment agreement and works on a part-time basis for the Company.  The Company expensed $24,000 as a consulting fee to a company controlled by him in each of the years ended December 29, 2019 and December 30, 2018. There was $13,500 and $46,500 in prepaid expenses relating to this fee at December 29, 2019 and December 30, 2018, respectively.

NOTE 21 - Employment Agreements

The Company has employment agreements with three management employees as of December 29, 2019. The initial term of the employment agreements is three years. The term can be renewed or extended as provided for in the employment agreements. The agreements include various benefits to be provided to the employees including salary, bonus, life insurance and severance benefits.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 29, 2019 and December 30, 2018

NOTE 22 – Revenue

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

The following table sets forth revenue disaggregated by the Company’s automotive and industrial sectors for the years ended December 29, 2019 and December 30, 2018:

	Years Ended
	December 29, 2019	December 30, 2018
Revenue by product sector:
Automotive	$59,177,764	$65,946,489
Industrial	31,958,480	33,614,232
Total Revenue	$91,136,244	$99,560,721

The following table sets forth revenue disaggregated by the geographic locations of the Company’s customers for the years ended December 29, 2019 and December 30, 2018:

	Years Ended
	December 29, 2019	December 30, 2018
Revenue by customer location:
North America	$44,492,947	$47,346,984
Europe	41,209,589	46,466,159
Asia	5,128,851	5,476,345
Other	304,857	271,233
Total Revenue	$91,136,244	$99,560,721

NOTE 23 – Restructuring Expenses

In order to increase operating efficiencies and decrease costs, the Company developed a plan to restructure the operations and the management team of its foreign operations located in Earby, England. As part of this restructuring, the Company announced the decommissioning of the calender operations which could not be economically modernized. An impairment charge of $510,230 for the assets used in this operation was included in the operating results for the year ended December 30, 2018. The decommissioning plan was implemented over an extended period to permit existing customers time to arrange for alternate sources of product or for them to switch to one of the Company’s other coated fabric solutions from its state-of-the art production facility. The final calender run was in August 2019. The Company reduced its work force but also offered a retraining program to allow a limited number of employees the opportunity to move to other production areas within the facility. The cost associated with this aspect of the plan was not significant and was expensed as incurred. Also, as part of the restructuring, during the quarter ended March 31, 2019, the Company entered into settlement agreements with certain members of that facility’s management team which terminated their continuing service. The Company recorded a charge of $343,003 for the cost of these agreements which is included in other operating expenses in the accompanying consolidated statements of operations for the year ended December 29, 2019.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 29, 2019 and concluded that our disclosure controls and procedures were effective as of December 29, 2019.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework published in 2013. Based on this assessment, and on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 29, 2019.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 29, 2019, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company

Information required by this Item concerning  the Company’s directors and all persons nominated for election as directors at the Company’s Annual Meeting of Stockholders (the “2020 Annual Meeting”)  will be included in the section of  the Company’s Definitive Proxy Statement in connection with our 2020 Annual Meeting (the “2020 Proxy Statement”) , which will be filed with the SEC within 120 days after our fiscal year end of December 29, 2019,  entitled “Election of Directors”  and is incorporated herein by reference.  Information required by this Item concerning the Company’s executive officers will be set forth in the section of our 2020 Proxy Statement entitled “Executive Officers and Significant Employees” and is incorporated herein by reference.

Corporate Governance

Information required by this Item concerning the Audit Committee and the Audit Committee’s financial expert will be included in the section of our 2020 Proxy Statement entitled “Committees of the Board of Directors” and is incorporated herein by reference.

Section 16(a) Compliance

Information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be included in the section of our 2020 Proxy Statement entitled “Compliance with Section 16(a) of the Exchange Act” and is incorporated herein by reference.

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

Information required by this Item will be included in the sections of our 2020 Proxy Statement entitled “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management will be included in the section of our 2020 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item concerning certain relationships and related transactions and director independence will be included in the section of our 2020 Proxy Statement entitled “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item concerning principal accounting fees and services will be included in the section of our 2020 Proxy Statement entitled “Fees Paid to Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Dated: March 20, 2020	By:	/s/ Howard R. Curd
Howard R. Curd
Chief Executive Officer

Dated: March 20, 2020	By:	/s/ Edmund C. King
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

Dated: March 20, 2020	/s/ Howard R. Curd
Howard R. Curd, Chief Executive Officer, Co-Chairman

Dated: March 20, 2020	/s/ Edmund C. King
Edmund C. King, Chief Financial Officer, Co-Chairman

Dated: March 20, 2020	/s/ John E. Scates
John E. Scates, Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement of Merger and Plan of Reorganization dated 2/25/02 by and among SmartGate Inc., SmartGate/RadioMetrix Acquisition Corp. and Radio Metrix Inc., Letter of Clarification, and Amendment dated as of April 24, 2003 (Incorporated by reference to Form 10-KSB filed on June 23, 2003.)
3.1	Amended and Restated Articles of Incorporation of Invisa, Inc. (Incorporated by reference to Form 8-K filed on July 16, 2015.)
3.2	Amended and Restated Articles of Incorporation of Uniroyal Global Engineered Products, Inc. (Incorporated by reference to Form 8-K filed on July 16, 2015)
3.3	Amended and Restated Bylaws of Invisa, Inc. (Incorporated by reference to Form 10-K filed on March 30, 2015.)
4.1	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock dated August 16, 2004 (Incorporated by reference to Form 10-QSB filed on August 23, 2004.)
4.2	Amended and Restated Certificate of Designations of Preferences and Rights of Series B of Convertible Preferred Stock of Invisa, Inc. dated January 11, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
4.3	Certificate of Designations of Preferences and Rights of Series C Convertible Stock dated December 22, 2008 (Incorporated by reference to Form 8-K filed on January 13, 2009.)
4.4	Second Amended and Restated Certificate of Designations and Preferences and Rights of Series A Convertible Preferred Stock dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
4.5	Second Amended and Restated Certificate of Designations and Preferences and Rights of Series B Convertible Preferred Stock dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
4.6	Amended and Restated Certificate of Designations and Preferences and Rights of Series C Convertible Preferred Stock dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
4.7	Third Amended and Restated Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock (Incorporated by reference to w Form 8-K filed on May 5, 2014.)
4.8	Third Amended and Restated Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock (Incorporated by reference to w Form 8-K filed on May 5, 2014.)
4.9	Second Amended and Restated Certificate of Designations of Preferences and Rights of Series C Convertible Preferred Stock (Incorporated by reference to w Form 8-K filed on May 5, 2014.)
4.10	Uniroyal Global Engineered Products, Inc. 2015 Stock Option Plan (Amended and Restated effective July 30, 2015) (Incorporated by reference to Form 10-Q filed on August 5, 2015)
4.11 *	Description of Registered Securities
10.1	SDR Metro Inc. letter extension agreement (Incorporated by reference to Form 10-KSB filed on April 14, 2004.)
10.2	SDR Metro Inc. confirmation letter agreement (Incorporated by reference to Form 10-KSB filed on April 14, 2004.)
10.3	Subscription Agreement for issuance of 22,000 shares of Series A Convertible Preferred Stock and Common Stock Warrants (Incorporated by reference to Form 10-QSB filed on August 23, 2004.)
10.4	Registration Rights Agreement (Incorporated by reference to Form 10-QSB filed on August 23, 2004.)
10.5	Opinion of counsel regarding legality of Common Stock (Incorporated by reference to Form S-8 filed on August 14, 2006.)
10.6	UCC Financing Statements (Incorporated by reference to Form 8-K/A filed on October 18, 2006.)
10.7	Schedule of Advances: Permitted Payments (Incorporated by reference to Form 8-K/A filed on October 18, 2006.)
10.8	Forbearance and Modification agreement dated July 27, 2007 (Incorporated by reference to Form 10-QSB filed on November 14, 2007.)
10.9	Senior Secured Promissory Note dated November 9, 2007 (Incorporated by reference to Form 10-QSB filed on November 14, 2007.)
10.10	Senior Secured Promissory Note dated February 28,2007 (Incorporated by reference to Form 8-K filed on March 12, 2007.)
10.11	General Security Agreement dated February 28, 2007 (Incorporated by reference to Form 8-K filed on March 12, 2007.)
10.12	Agreement dated February 28, 2007 with creditors agreeing to delivery of Senior Secured Promissory Note (Incorporated by reference to Form 8-K filed on March 12, 2007.)
10.13	Forbearance and Modification Agreement (Incorporated by reference to Form 10-QSB filed on November 14, 2007.)
10.14	Audit Committee Charter (Incorporated by reference to Form 10-KSB filed on April 14, 2008.)
10.15	Senior Secured Promissory Note date March 28, 2008 (Incorporated by reference to Form 10-KSB filed on April 14, 2008.)

10.16	Forbearance and Modification Agreement dated March 28, 2008 (Incorporated by reference to Form 10-KSB filed on April 14, 2008.)
10.17	Extension of Promissory Note dated April 11, 2008 (Incorporated by reference to Form 10-KSB filed on April 14, 2008.)
10.18	Senior Secured Promissory Note dated July 1, 2008 (Incorporated by reference to Form 8-K filed on July 30, 2008.)
10.19	Forbearance and Modification Agreement dated June 1, 2008 (Incorporated by reference to Form 8-K filed on July 30, 2008.)
10.20	Note and Share Exchange Agreement dated July 31, 2008 (Incorporated by reference to Form 8-K filed on January 13, 2009.)
10.21	Senior Secured Promissory Note dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.22	Senior Secured Promissory Note (Line of Credit) dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.23	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.24	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.25	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.26	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.27	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.28	Terms of Exchange dated January 11, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.29	Letter Term Sheet and Consent Documents dated January 11, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.30	Share Exchange Agreement dated January 11, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.31	Debt Conversion Agreement dated November 4, 2010 (Incorporated by reference to Form 10-Q filed on November 5, 2010.)
10.32	Maturity Extension Agreement dated November 4, 2010 (Incorporated by reference to Form 10-Q filed on November 5, 2010.)
10.33	Note Extension Agreement (note 4) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.34	Note Extension Agreement (note 5) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.35	Note Extension Agreement (note 6) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.36	Note Extension Agreement (note 7) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.37	Senior Secured Promissory Note (note 8) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.38	Senior Secured Line of Credit Promissory Note (note 9) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.39	Senior Secured Promissory Note (note 10) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.40	Note Extension Agreement (note 4) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.41	Note Extension Agreement (note 5) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.42	Note Extension Agreement (note 6) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.43	Note Extension Agreement (note 7) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.44	Note Extension Agreement (note 9) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.45	Note Extension Agreement (note 8) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.46	Agreement dated March 7, 2014 to extend maturity date of Senior Secured Notes (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.47	Agreement to Extend Line of Credit dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.48	Note Extension Agreement (Note 4) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.49	Note Extension Agreement (Note 5) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)

10.50	Note Extension Agreement (Note 6) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.51	Note Extension Agreement (Note 7) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.52	Note Extension Agreement (Note 8) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.53	Note Extension Agreement (Note 10) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.54	Note Extension Agreement (Note 11) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.55	Share Contribution Agreement, dated November 10, 2014, by and between Invisa, Inc. and Howard R. Curd (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.56	Asset Contribution Agreement, dated November 10, 2014, between Invisa, Inc. and UEP Holdings, LLC (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.57	Contribution Agreement, dated November 10, 2014, by and among Invisa, Inc., a Nevada corporation, UEP Holdings, LLC, a Delaware limited liability company, Howard R. Curd, Howard F. Curd, George Sanchez, Mark Kunz and Ted Torres (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.58	Certificate of Formation of UEP Holdings, LLC, dated November 10, 2014 (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.59	Limited Liability Company Agreement for UEP Holdings, LLC, dated November 10, 2014(Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.60	Amended and Restated Limited Liability Company Agreement, dated November 10, 2014, among UEP Holdings, LLC, Invisa, Inc., Howard R. Curd, Howard F. Curd, George Sanchez, Mark Kunz and Ted Torres (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.61	Guaranty in favor of Lloyds Bank Commercial Finance Limited (Incorporated by reference to Form 8-K filed on January 20, 2015.)
10.62	Agreement dated December 31, 2014 with Centurian Investors, Inc. to consolidate loan (Incorporated by reference to Form 10-K filed on March 30,2015)
10.63	Senior Secured Promissory Note dated December 31,2014 (Incorporated by reference to Form 10-K filed on March 30,2015)
10.64	Amendment to General Security Agreement dated December 31,2014 (Incorporated by reference to Form 10-K filed on March 30,2015)
10.65	Amendment to Senior Secured Promissory Note dated October 1, 2017
10.66	Amendment to Senior Secured Promissory Note dated December 15, 2018
14.1	Uniroyal Global Engineered Products, Inc. Code of Business Conduct and Ethics (Incorporated by reference to Form 8-K filed July 1, 2015)
21.1 *	Subsidiaries of the Company
23.1 *	Consent of Frazier & Deeter, LLC
31.1 *	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350.
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350.

101.INS *	XBRL Instance Document **
101.SCH *	XBRL Taxonomy Extension Schema Document **
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document **

 ______________

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

