Form 10-Q
period 2020-04-05
UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.
filed 2020-05-15
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2020

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

As of May 1, 2020, the issuer had 3,412,186 shares of ordinary Common Stock, $0.001 par value, and 323,820 shares of Class B Common Stock, $0.001 par value, outstanding.

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

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Uniroyal Global Engineered Products, Inc.

Consolidated Balance Sheets

	(Unaudited)

ASSETS	April 5, 2020 (1)	December 29, 2019
CURRENT ASSETS
Cash and cash equivalents	$841,283	$513,588
Accounts receivable, net	11,471,935	11,662,325
Inventories, net	19,950,540	19,116,542
Other current assets	653,898	930,015
Related party receivable	4,224	-
Total Current Assets	32,921,880	32,222,470

PROPERTY AND EQUIPMENT, NET	18,347,584	19,103,319
OPERATING LEASE RIGHT-OF-USE ASSETS	6,103,179	6,607,963

OTHER ASSETS
Intangible assets	3,135,338	3,263,781
Goodwill	1,079,175	1,079,175
Other long-term assets	3,500,654	3,489,313
Total Other Assets	7,715,167	7,832,269
TOTAL ASSETS	$65,087,810	$65,766,021

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued in excess of bank balance	$-	$332,141
Lines of credit	19,784,561	20,530,773
Current maturities of long-term debt	1,428,456	1,497,160
Current maturities of finance lease liabilities	23,138	106,253
Accounts payable	10,985,318	9,232,119
Accrued expenses and other liabilities	5,000,147	3,890,367
Related party obligation	487,296	608,517
Current portion of postretirement benefit liability - health and life	155,803	155,803
Total Current Liabilities	37,864,719	36,353,133

LONG-TERM LIABILITIES
Long-term debt, less current portion	2,926,528	3,378,458
Finance lease liabilities, less current portion	-	6,397
Operating lease liabilities	5,659,220	6,106,568
Related party lease financing obligation	2,612,565	2,646,970
Long-term debt to related parties	2,990,655	3,190,655
Postretirement benefit liability - health and life, less current portion	2,586,299	2,592,023
Other long-term liabilities	622,453	715,308
Total Long-Term Liabilities	17,397,720	18,636,379
Total Liabilities	55,262,439	54,989,512

STOCKHOLDERS' EQUITY
Preferred units, Series A UEP Holdings, LLC, 200,000 units issued and outstanding ($100 issue price)	617,571	617,571
Preferred units, Series B UEP Holdings, LLC, 150,000 units issued and outstanding ($100 issue price)	463,179	463,179
Preferred stock, Uniroyal Global (Europe) Limited, 50 shares issued and outstanding ($1.51 stated value)	75	75
Common stock, 95,000,000 shares authorized ($.001 par value) 3,736,006 shares issued and outstanding as of April 5, 2020 and December 29, 2019	3,736	18,680
Additional paid-in capital	35,290,590	35,275,646
Accumulated deficit	(24,813,764)	(24,301,203)
Accumulated other comprehensive loss	(1,736,016)	(1,297,439)
Total Stockholders' Equity	9,825,371	10,776,509
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$65,087,810	$65,766,021

(1)	The amounts in common stock and additional paid-in capital as of April 5, 2020 have been adjusted to reflect the one-for-five reverse stock split that became effective on February 24, 2020. See Note 1 for additional information.

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended

	April 5, 2020	March 31, 2019 (1)

NET SALES	$21,140,124	$25,393,860

COST OF GOODS SOLD	17,309,542	21,079,658

Gross Profit	3,830,582	4,314,202

OPERATING EXPENSES:
Selling	992,447	1,103,038
General and administrative	1,603,717	1,510,800
Research and development	348,402	476,964
Other operating expenses	-	343,003
OPERATING EXPENSES	2,944,566	3,433,805

Operating Income	886,016	880,397

OTHER EXPENSE:
Interest and other debt related expense	(467,483)	(514,296)
Other income (expense)	(190,889)	228,133
Net Other Expense	(658,372)	(286,163)

INCOME BEFORE TAX PROVISION	227,644	594,234

TAX BENEFIT	(52,630)	(38,868)

NET INCOME	280,274	633,102

Preferred stock dividend	(792,835)	(782,544)

NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(512,561)	$(149,442)

LOSS PER COMMON SHARE:
Basic	$(0.14)	$(0.04)
Diluted	$(0.14)	$(0.04)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	3,736,006	3,738,006
Diluted	3,736,006	3,738,006

(1)	Share and per share amounts for the three months ended March 31, 2019 have been restated to reflect the one-for-five reverse stock split that became effective on February 24, 2020. See Note 1 for additional information.

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended

	April 5, 2020	March 31, 2019

NET INCOME	$280,274	$633,102

OTHER COMPREHENSIVE INCOME (LOSS):
Minimum benefit liability adjustment	-	(73,617)
Foreign currency translation adjustment	(438,577)	273,121
OTHER COMPREHENSIVE INCOME (LOSS)	(438,577)	199,504

COMPREHENSIVE INCOME (LOSS)	(158,303)	832,606

Preferred stock dividend	(792,835)	(782,544)

COMPREHENSIVE INCOME (LOSS) TO COMMON SHAREHOLDERS	$(951,138)	$50,062

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Changes in Stockholders' Equity

For the Three Months Ended April 5, 2020 and March 31, 2019

(Unaudited)

	UEPH Series A		UEPH Series B		UGEL Preferred		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders
	Units	Amount	Units	Amount	Shares	Amount	Shares (1)	Amount (1)	Capital (1)	Deficit	Loss	Equity

Balance December 30, 2018	200,000	$617,571	150,000	$463,179	50	$75	3,738,006	$18,690	$35,244,770	$(22,136,130)	$(702,645)	$13,505,510
Net income	-	-	-	-	-	-	-	-	-	633,102	-	633,102
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	199,504	199,504
Stock-based compensation expense	-	-	-	-	-	-	-	-	44,166	-	-	44,166
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(782,544)	-	(782,544)
Balance March 31, 2019	200,000	$617,571	150,000	$463,179	50	$75	3,738,006	$18,690	$35,288,936	$(22,285,572)	$(503,141)	$13,599,738

Balance December 29, 2019	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$18,680	$35,275,646	$(24,301,203)	$(1,297,439)	$10,776,509
Net income	-	-	-	-	-	-	-	-	-	280,274	-	280,274
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(438,577)	(438,577)
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(792,835)	-	(792,835)
Adjustment for a 1-for-5 reverse stock split	-	-	-	-	-	-	-	(14,944)	14,944	-	-	-
Balance April 5, 2020	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$3,736	$35,290,590	$(24,813,764)	$(1,736,016)	$9,825,371

(1)	The number of shares of common stock reflect the one-for-five reverse stock split that became effective on February 24, 2020. The amounts in common stock and additional paid-in capital were adjusted as of the effective date of the one-for-five reverse stock split. See Note 1 for additional information.

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES	April 5, 2020	March 31, 2019

Net income	$280,274	$633,102
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	594,416	591,111
Stock-based compensation expense	-	44,166
Amortization of intangible assets	3,750	5,417
Loss on disposal of property and equipment	1,588	18,125
Noncash postemployment health and life benefit	-	(73,617)
Noncash lease adjustment	22,319	(72,277)
Changes in assets and liabilities:
Accounts receivable	(232,480)	(2,836,669)
Inventories	(1,365,004)	(949,744)
Other current assets	242,258	217,622
Related party receivable	(4,224)	(11,848)
Other long-term assets	(4,510)	34,908
Accounts payable	2,191,699	1,353,806
Accrued expenses and other liabilities	490,565	680,843
Postretirement benefit liability - health and life	(5,724)	(7,777)
Other long-term liabilities	(50,195)	(1,252)
Cash provided by (used in) operating activities	2,164,732	(374,084)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(458,353)	(131,234)
Payments on life insurance policies	(25,761)	(63,518)
Cash used in investing activities	(484,114)	(194,752)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in checks issued in excess of bank balance	(332,141)	(57,024)
Net advances (payments) on lines of credit	(139,799)	1,624,665
Payments on long-term debt	(398,652)	(334,427)
Proceeds from issuance of long-term debt	-	193,454
Payments on finance lease liabilities	(85,881)	(101,851)
Proceeds from related party obligations	200,000	200,000
Payments on related party obligations	(555,626)	(21,635)
Payment of preferred stock dividends	-	(779,863)
Cash (used in) provided by financing activities	(1,312,099)	723,319
Net change in cash and cash equivalents	368,519	154,483
Cash and cash equivalents - beginning of period	513,588	1,028,841
Effects of currency translation on cash and cash equivalents	(40,824)	27,829

CASH AND CASH EQUIVALENTS - END OF PERIOD	$841,283	$1,211,153

See Note 2 for noncash transactions and supplemental disclosure of cash flow information.

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

April 5, 2020

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared based upon U.S. Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of Uniroyal Global Engineered Products, Inc.’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. Uniroyal Global Engineered Products, Inc. (the “Company,” “Uniroyal Global,” “we,” or “us”) filed audited consolidated financial statements as of and for the fiscal years ended December 29, 2019 and December 30, 2018 which included all information and notes necessary for such complete presentation in conjunction with its 2019 Annual Report on Form 10-K.

The results of operations for the interim period ended April 5, 2020 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 29, 2019, which are contained in the Company’s 2019 Annual Report on Form 10-K.

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

The Company and its subsidiaries use a 52/53-week fiscal year ending on the Sunday nearest to December 31. The current year ending January 3, 2021 is a 53-week year whereas the prior year ended December 29, 2019 was a 52-week year. The Company’s U.K. subsidiaries use the calendar year end of December 31. The activity of the U.K. subsidiaries that occurs on the days that do not coincide with the Company’s year-end is not material since there generally is no production or sales during that period. The three months ended April 5, 2020 was a 14-week period and the three months ended March 31, 2019 was a 13-week period.

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of April 5, 2020 and the results of operations, comprehensive loss and cash flows for the interim periods ended April 5, 2020 and March 31, 2019.

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the U.S. dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s U.K.-based operations are measured using the British Pound Sterling as the functional currency. See Note 4, Foreign Currency Translation.

For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

One-for-Five Reverse Stock Split

On January 27, 2020, the Company announced a one-for-five reverse stock split (“reverse stock split”) on its common stock that became effective on February 24, 2020. The amounts in common stock and additional paid-in capital as of April 5, 2020 have been adjusted to reflect the reverse stock split. Share and per share amounts for the three months ended March 31, 2019 have been restated to give effect to the reverse stock split.

Coronavirus (COVID-19)

Subsequent to year-end 2019, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak a public health emergency. There have been mandates from international, federal, state and local authorities requiring forced closures of various schools, businesses and other facilities and organizations. These forced closures have negatively impacted the Company’s business. Primarily due to the negative impact that COVID-19 is having on the global economy, the Company began to experience a decline in sales during the latter part of March 2020. In order to mitigate the effect of the decrease in revenue, the Company is managing its costs, which includes temporarily reducing staff at its manufacturing facilities with production at one-third capacity at the U.S. facility and the entire production staff furloughed at the U.K. facility since late March and it will remain so until sales increase.

Additionally, the Company has applied for loans under programs offered by the governmental agencies in the United States and in the United Kingdom and is exploring options for other supplementary cash flow opportunities to provide further liquidity. During the second quarter of 2020, the Company received $2.2 million in funds through the Paycheck Protection Program administered by the U.S. Small Business Administration (“SBA”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”).

The loan matures on April 13, 2022 and bears an interest rate of 1.0%. The Company is required to make monthly payments of principal and interest beginning November 13, 2020 based on the amount that is outstanding on October 13, 2020 in order to fully amortize the loan by April 13, 2022. The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

All or a portion of the loan may be forgiven by the SBA for costs the Company incurs for payroll, rent, and utilities during the eight-week period beginning April 13, 2020. The Company intends to use all proceeds from the loan to maintain payroll and make lease and utility payments.

While the closures and limitations on movement, domestically and internationally, are expected to be temporary due to the COVID-19 outbreak, the duration of the supply chain disruption and related financial impact cannot be estimated at this time. Should the closures continue for an extended period of time or should the effects of the coronavirus continue to spread, the impact could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

The payment of dividends for the three months ended April 5, 2020 and December 29, 2019 was deferred to preserve cash and provide additional liquidity. As of April 5, 2020 and December 29, 2019, accrued dividends of $1,569,066 and $788,599, respectively, were included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

2.	Noncash Transactions and Supplemental Disclosure of Cash Flow Information

During the three months ended March 31, 2019, the Company entered into several equipment financing obligations with fair values of $448,227, which are accounted for as capital assets. The fair values were added to property and equipment and a corresponding amount to long-term debt or related party lease financing obligation.

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases” on December 31, 2018. Under this new standard, the Company was required to record on its balance sheet previously unrecorded operating leases based on the present value of remaining lease payments. Per this new standard, the Company recorded operating lease right-of-use assets of $7,022,948 and operating lease liabilities of $7,022,948 on its consolidated balance sheet as of December 31, 2018. During the three months ended March 31, 2019, the Company recorded $143,104 in amortization of its operating lease right-of-use assets and $215,381 in amortization of its operating lease liabilities.

Supplemental disclosure of cash paid for the three months ended:

	April 5, 2020	March 31, 2019

Interest	$530,762	$481,732

3.	Fair Value of Financial Instruments

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

For the three months ended April 5, 2020, there have been no changes in the application of valuation methods applied to similar assets and liabilities.

4.	Foreign Currency Translation

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

5.	Inventories

Inventories consist of the following:

	April 5, 2020	December 29, 2019

Raw materials	$5,753,544	$5,430,125
Work-in-process	5,225,762	4,677,987
Finished goods	10,900,798	10,922,947
	21,880,104	21,031,059
Less: Allowance for inventory obsolescence	(1,929,564)	(1,914,517)

Total Inventories, net	$19,950,540	$19,116,542

6.	Other Long-term Assets

Other long-term assets consist of the following:

	April 5, 2020	December 29, 2019

Deferred tax asset, net	$2,699,300	$2,694,550
Other	801,354	794,763

Total Other Long-term Assets	$3,500,654	$3,489,313

7.	Other Long-term Liabilities

Other long-term liabilities consist of the following:

	April 5, 2020	December 29, 2019

Deferred tax liability	$617,090	$709,945
Other	5,363	5,363

Total Other Long-term Liabilities	$622,453	$715,308

8.	Lines of Credit

The Company’s Uniroyal subsidiary has available a $30,000,000 revolving line of credit financing agreement with Wells Fargo Capital Finance, LLC (“Uniroyal Line of Credit”), which matures on June 15, 2023. Interest is payable monthly at the Eurodollar rate plus 2.25% or Wells Fargo Capital Finance, LLC's prime rate at the Company's election on outstanding balances up to $6,000,000 and prime rate on amounts in excess of $6,000,000. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable, inventories and equipment. The line of credit is secured by substantially all of Uniroyal's assets and includes certain financial and restrictive covenants. The Company was in compliance with these covenants as of April 5, 2020.

The outstanding balance on the Uniroyal Line of Credit was $11,074,357 and $10,328,913 as of April 5, 2020 and December 29, 2019, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying consolidated balance sheets.

The Company’s U.K. subsidiary has available a £10,500,000 (approximately $12.9 million) revolving line of credit financing agreement with Lloyds Bank Commercial Finance Limited (“U.K. Line of Credit”), which is subject to a six-month notice by either party. The line has several tranches based on currency or underlying security. Interest is payable monthly at the base rate (U.K. LIBOR or Lloyds Bank Base Rate as published) plus 1.95% to 2.45% depending on the tranche. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable and inventories. The line of credit is secured by substantially all of the subsidiary's assets and includes certain financial and restrictive covenants. The Company was in compliance with these covenants as of April 5, 2020.

The outstanding balance on the U.K. Line of Credit was £7,094,959 and £7,787,002 ($8,710,204 and $10,201,860) as of April 5, 2020 and December 29, 2019, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying consolidated balance sheets.

9.	Long-term Debt

Long-term debt consists of the following:

	Interest Rate	April 5, 2020	December 29, 2019

Wells Fargo Capital Finance, LLC	Prime	$994,968	$1,099,700
Kennet Equipment Leasing Limited	10.90%	166,925	238,514
Regents Capital Corporation	6.20%-7.24%	917,684	994,830
De Lage Landen Financial Services	7.35%	35,561	42,793
Ford Motor Credit	4.31%	16,358	18,713
BB&T Equipment Finance Corporation	4.02%-5.12%	618,333	671,704
Crown Credit Company	7.06%	11,047	11,626
Lloyds Bank Commercial Finance Limited	3.95%	1,357,990	1,519,556
Lloyds Bank Commercial Finance Limited	4.23%	53,526	60,971
Lloyds Bank Commercial Finance Limited	LIBOR + 3.50%	182,592	217,211
		4,354,984	4,875,618
Less: Current portion		(1,428,456)	(1,497,160)
Long-term Portion		$2,926,528	$3,378,458

10.	Related Party Obligations

Long-term debt to related parties consists of the following:

	Interest Rate	April 5, 2020	December 29, 2019

Senior subordinated promissory note	9.25%	$2,000,000	$2,000,000
Senior secured promissory note	10.00%	765,655	765,655
Subordinated secured promissory note	8.00%	225,000	225,000
Subordinated secured promissory note	8.00%	-	200,000
		2,990,655	3,190,655
Less: Current portion		-	-
Long-term Portion		$2,990,655	$3,190,655

The above notes were amended on March 20, 2020 to change the maturity dates to January 15, 2022. No other terms of the notes were changed. The $200,000 note, which was outstanding since January 2019, was repaid in March 2020.

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

The lease financing obligation consists of the following:

	April 5, 2020	December 29, 2019

Related party lease financing obligation	$2,749,861	$2,780,487
Less: Current portion	(137,296)	(133,517)

Long-term Portion	$2,612,565	$2,646,970

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

	April 5, 2020	December 29, 2019

Current portion of related party lease financing obligation	$137,296	$133,517

Related party subordinated secured promissory note	350,000	350,000

Related party subordinated secured promissory note	-	125,000

Related Party Obligation	$487,296	$608,517

The related party subordinated secured promissory notes are at a rate of 10%. During the three months ended April 5, 2020, the Company’s majority shareholder advanced $200,000 to the Company. This advance was repaid as of April 5, 2020.

11.	Leases

The Company has operating leases for equipment and office facilities and finance leases for equipment. These leases expire at various dates from April 2020 through March 2039. Operating leases are included in operating lease right-of-use assets, accrued expenses and other liabilities, and operating lease liabilities in the accompanying consolidated balance sheets. Finance lease right-of-use assets are included in property and equipment, current maturities of finance lease liabilities, and finance lease liabilities, less current portion in the accompanying consolidated balance sheets.

The components of lease expense for the three months ended April 5, 2020 and March 31, 2019 are as follows:

	Three Months Ended	Three Months Ended
	April 5, 2020	March 31, 2019

Operating lease expense	$250,921	$272,064

Finance lease expense:
Amortization of right-of-use assets	$35,782	$66,842
Interest on lease liabilities	1,227	6,237
Total finance lease expense	$37,009	$73,079

Cash paid for amounts included in the measurement of lease liabilities for the three months ended April 5, 2020 and March 31, 2019 are as follows:

	Three Months Ended	Three Months Ended
	April 5, 2020	March 31, 2019

Operating cash flows from operating leases	$239,232	$245,593
Operating cash flows from finance leases	$1,227	$6,237
Financing cash flows from finance leases	$85,881	$101,851

Right-of-use assets obtained in exchange for lease obligations for the three months ended April 5, 2020 and March 31, 2019 are as follows:

	Three Months Ended	Three Months Ended
	April 5, 2020	March 31, 2019

Operating leases	$-	$39,652
Finance leases	$-	$-

Supplemental balance sheet and other information related to operating leases are as follows:

	April 5, 2020	December 29, 2019
Operating leases:
Operating lease right-of-use assets	$6,103,179	$6,607,963
Accrued expenses and other liabilities	$461,472	$497,225
Operating lease liabilities	5,659,220	6,106,568
Total operating lease liabilities	$6,120,692	$6,603,793
Weighted average remaining lease term	15.6 years	15.7 years
Weighted average discount rate	7.17%	7.16%

Supplemental balance sheet and other information related to finance leases are as follows:

	April 5, 2020	December 29, 2019
Finance leases:
Property and equipment, net	$1,189,275	$1,305,798
Current maturities of finance lease liabilities	$23,138	$106,253
Finance lease liabilities, less current portion	-	6,397
Total finance lease liabilities	$23,138	$112,650
Weighted average remaining lease term	1.0 year	0.5 year
Weighted average discount rate	11.07%	6.06%

Maturities of operating and finance lease liabilities as of April 5, 2020 are as follows:

	Operating Leases	Finance Leases
Due in one year or less	$880,104	$24,353
Due after one year through two years	811,757	-
Due after two years through three years	784,004	-
Due after three years through four years	561,950	-
Due after four years through five years	478,601	-
Thereafter	7,388,656	-
Total lease payments	10,905,072	24,353
Less: Interest	(4,784,380)	(1,215)
Total	$6,120,692	$23,138

12.	Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss were as follows:

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustment	Total

Balance at December 29, 2019	$5,694	$(1,303,133)	$(1,297,439)

Other comprehensive loss before reclassifications	-	(438,577)	(438,577)

Balance at April 5, 2020	$5,694	$(1,741,710)	$(1,736,016)

13.	Stock Based Compensation

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

Compensation expense is recognized on a straight-line basis over a three-year vesting period from date of grant.

Stock option activity for the three months ended April 5, 2020 and March 31, 2019 is as follows:

Stock Options
	Total	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price	Non- Vested	Weighted Average Exercise Price
Outstanding at December 30, 2018 (1)	189,300	$13.98	166,867	$13.46	22,433	$17.85
Granted	-	-	-	-	-	-
Vested	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited or cancelled	-	-	-	-	-	-
Outstanding at March 31, 2019 (1)	189,300	$13.98	166,867	$13.46	22,433	$17.85

Outstanding at December 29, 2019	151,800	$14.02	151,800	$14.02	-	$ -
Granted	-	-	-	-	-	-
Vested	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited or cancelled	-	-	-	-	-	-
Outstanding at April 5, 2020	151,800	$14.02	151,800	$14.02	-	$ -

Aggregate Intrinsic Value March 31, 2019	$-		$-		$-

Aggregate Intrinsic Value April 5, 2020	$-		$-		$-

(1)	The number and weighted average exercise price of options have been restated to reflect a one-for-five reverse stock split that became effective on February 24, 2020. See Note 1 for additional information.

As of April 5, 2020 and March 31, 2019, there was no aggregate intrinsic value of the options outstanding because the options’ weighted average exercise prices of $14.02 and $13.98 per share, respectively, were greater than the average market prices of the common shares.

There was no option expense recognized for the three months ended April 5, 2020 and $44,166 for the three months ended March 31, 2019. As of April 5, 2020, there was no unrecognized compensation cost related to the options granted under the 2015 Stock Option Plan.

14.	Recent Accounting Standards

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

15.	Loss per Common Share

The following table sets forth the computation of loss per common share - basic and loss per common share – diluted for the three months ended April 5, 2020 and March 31, 2019:

	Three Months Ended
	April 5, 2020	March 31, 2019 (1)
Numerator
Net loss allocable to common shareholders	$(512,561)	$(149,442)

Denominator
Denominator for basic earnings per share - weighted average shares outstanding	3,736,006	3,738,006
Weighted average effect of dilutive securities	-	-
Denominator for dilutive earnings per share - weighted average shares outstanding	3,736,006	3,738,006

Basic and Diluted Net Loss Per Share
Net loss allocable to common shareholders	$(0.14)	$(0.04)
Effect of dilutive securities	-	-
Net loss allocable to common shareholders	$(0.14)	$(0.04)

(1)	Share and per share amounts for the three months ended March 31, 2019 have been restated to reflect a one-for-five reverse stock split that became effective on February 24, 2020. See Note 1 for additional information.

Due to the net loss allocable to common shareholders for the three months ended April 5, 2020 and March 31, 2019, the calculations of basic and diluted loss per share were the same since including options to purchase shares of the Company’s common stock in the calculations of diluted loss per share would have been anti-dilutive. However, if diluted earnings per share had been reported for the three months ended April 5, 2020 and March 31, 2019, the calculations would have excluded options to purchase 151,800 and 189,300 shares of common stock, respectively, because the options’ weighted average exercise prices of $14.02 and $13.98 per share, respectively, were greater than the average market prices of the common shares.

16.	Revenue

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

The following table sets forth revenue disaggregated by the Company’s automotive and industrial sectors for the three months ended April 5, 2020 and March 31, 2019:

	Three Months Ended
	April 5, 2020	March 31, 2019
Revenue by product sector:
Automotive	$13,298,059	$16,479,393
Industrial	7,842,065	8,914,467
Total Revenue	$21,140,124	$25,393,860

The following table sets forth revenue disaggregated by the geographic locations of the Company’s customers for the three months ended April 5, 2020 and March 31, 2019:

	Three Months Ended
	April 5, 2020	March 31, 2019
Revenue by customer location:
North America	$10,690,873	$12,370,764
Europe	8,994,499	11,824,500
Asia	1,181,859	1,105,866
Other	272,893	92,730
Total Revenue	$21,140,124	$25,393,860

17.	Restructuring Expenses

In order to increase operating efficiencies and decrease costs, the Company developed a plan to restructure the operations and the management team of its foreign operations facility located in Earby, England. As part of the restructuring, during the quarter ended March 31, 2019, the Company entered into settlement agreements with certain members of that facility’s management team which terminated their continuing service. The Company recorded a charge of $343,003 for the cost of these agreements which is included in other operating expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2019.

18.	Subsequent Events

The Company has evaluated subsequent events occurring through the date that the financial statements were available to be issued for events requiring recording or disclosure in the April 5, 2020 consolidated financial statements. There were no material events or transactions occurring during this period requiring recognition or disclosure.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. For further discussion of our significant accounting policies, refer to Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies, Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019.

Recent Accounting Pronouncements

See Note 14 – “Recent Accounting Standards” to the consolidated financial statements for a discussion of recent accounting guidance.

Overview:

The Company and its subsidiaries use a 52/53-week fiscal year ending on the Sunday nearest to December 31. The current year ending January 3, 2021 is a 53-week year whereas the prior year ended December 29, 2019 was a 52-week year. The Company’s U.K. subsidiaries use the calendar year end of December 31. The activity of the U.K. subsidiaries that occurs on the days that do not coincide with the Company’s year-end is not material since there generally is no production or sales during that period. The three months ended April 5, 2020 was a 14-week period and the three months ended March 31, 2019 was a 13-week period.

Our Earby, England operation’s functional currency is the British Pound Sterling (“Pound Sterling”) and has sales and purchases transactions that are denominated in currencies other than the Pound Sterling, principally the Euro. Approximately 29% of the Company’s global revenues and 31% of its global raw material purchases are derived from these Euro transactions.

The average year-to-date exchange rate for the Pound Sterling to the U.S. Dollar was approximately1.7% lower and the average exchange rate for the Euro to the Pound Sterling was approximately 1.3% lower in 2020 compared to 2019. These exchange rate changes had the effect of decreasing net sales by approximately $264,000 for the three months ended April 5, 2020. The overall currency effect on the Company’s net loss was a negative amount of approximately $18,000 for the three months ended April 5, 2020.

On January 27, 2020, the Company announced a one-for-five reverse stock split (“reverse stock split”) on its common stock that became effective on February 24, 2020. The amounts in common stock and additional paid-in capital as of April 5, 2020 have been adjusted to reflect the reverse stock split. Share and per share amounts for the three months ended March 31, 2019 have been restated to give effect to the reverse stock split.

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

Subsequent to year-end 2019, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak a public health emergency. There have been mandates from international, federal, state and local authorities requiring forced closures of various schools, businesses and other facilities and organizations. These forced closures have negatively impacted the Company’s business. Primarily due to the negative impact that COVID-19 is having on the global economy, the Company began to experience a decline in sales during the latter part of March 2020. In order to mitigate the effect of the decrease in revenue, the Company is managing its costs, which includes temporarily reducing staff at its manufacturing facilities with production at one-third capacity at the U.S. facility and the entire production staff furloughed at the U.K. facility since late March and it will remain so until sales increase.

Additionally, the Company has applied for loans under programs offered by the governmental agencies in the United States and in the United Kingdom and is exploring options for other supplementary cash flow opportunities to provide further liquidity. During the second quarter of 2020, the Company received $2.2 million in funds through the Paycheck Protection Program administered by the U.S. Small Business Administration (“SBA”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”).

The loan matures on April 13, 2022 and bears an interest rate of 1.0%. The Company is required to make monthly payments of principal and interest beginning November 13, 2020 based on the amount that is outstanding on October 13, 2020 in order to fully amortize the loan by April 13, 2022. The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

All or a portion of the loan may be forgiven by the SBA for costs the Company incurs for payroll, rent, and utilities during the eight-week period beginning April 13, 2020. The Company intends to use all proceeds from the loan to maintain payroll and make lease and utility payments.

While the closures and limitations on movement, domestically and internationally, are expected to be temporary due to the COVID-19 outbreak, the duration of the supply chain disruption and related financial impact cannot be estimated at this time. Should the closures continue for an extended period of time or should the effects of the coronavirus continue to spread, the impact could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Three Months Ended April 5, 2020 Compared to the Three Months Ended March 31, 2019

The following table sets forth, for the three months ended April 5, 2020 (“three months 2020”) and March 31, 2019 (“three months 2019”), certain operational data including their respective percentage of net sales:

	Three Months Ended
	April 5, 2020		March 31, 2019		Change	% Change

Net Sales	$21,140,124	100.0%	$25,393,860	100.0%	$(4,253,736)	-16.8%
Cost of Goods Sold	17,309,542	81.9%	21,079,658	83.0%	(3,770,116)	-17.9%
Gross Profit	3,830,582	18.1%	4,314,202	17.0%	(483,620)	-11.2%
Operating Expenses:
Selling	992,447	4.7%	1,103,038	4.3%	(110,591)	-10.0%
General and administrative	1,603,717	7.6%	1,510,800	5.9%	92,917	6.2%
Research and development	348,402	1.6%	476,964	1.9%	(128,562)	-27.0%
Other operating expenses	-	0.0%	343,003	1.4%	(343,003)	-100.0%
Total Operating Expenses	2,944,566	13.9%	3,433,805	13.5%	(489,239)	-14.2%
Operating Income	886,016	4.2%	880,397	3.5%	5,619	0.6%
Interest expense	(467,483)	-2.2%	(514,296)	-2.0%	46,813	-9.1%
Other income (expense)	(190,889)	-0.9%	228,133	0.9%	(419,022)	<-100%
Income before Tax Provision	227,644	1.1%	594,234	2.3%	(366,590)	-61.7%
Tax benefit	(52,630)	-0.2%	(38,868)	-0.2%	(13,762)	35.4%
Net Income	280,274	1.3%	633,102	2.5%	(352,828)	-55.7%
Preferred stock dividend	(792,835)	-3.8%	(782,544)	-3.1%	(10,291)	1.3%
Net Loss Allocable to Common Shareholders	$(512,561)	-2.4%	$(149,442)	-0.6%	$(363,119)	>100%

Revenue:

Total revenue for the three months 2020 decreased $4,253,736 or 16.8% to $21,140,124 from $25,393,860 for the three months 2019. Excluding the negative currency effect of the exchange rates, total revenue would have decreased by approximately $3,990,000 or 15.7%.

In August 2019, the Company decommissioned and shut down equipment in the U.K. that manufactured calender product for both the automotive and industrial market. The Company had built sufficient inventory of this product to service its customers for several months after the shutdown. Shortly before the shutdown, the Company entered into agreements with another company to provide some of the calender film it originally produced. Once the film was further processed by the Company, it was able to continue offering certain products to one of its customers. During the three months 2020, the Company sold $681,138 of calender product principally using the purchased film compared to $1,379,691 for the three months 2019. Of these amounts, $626,607 and $932,639 were in the automotive market for the three months 2020 and 2019, respectively.

For the three months 2020 compared to the three months 2019, U.S. automotive sales decreased 20.0% and European automotive sales decreased 17.6% (excluding the currency adjustment). Additionally, sales for the industrial sector decreased 12.0% (11.7% before currency effect) primarily due to a decline in the U.S. contract market. The negative impact of COVID-19 on the global economy was a major factor in the overall decline in sales which principally occurred during the latter part of March 2020.

Gross Profit:

Total gross profit for the three months 2020 decreased $483,620 or 11.2% to $3,830,582 from $4,314,202 for the three months 2019. The gross profit percentage improved to 18.1% of sales for the three months 2020 compared to 17.0% for the three months 2019 primarily due to product mix and efficiencies that decreased the cost of goods sold. The decrease in gross profit included a negative net currency effect of $65,000. Excluding this effect, gross profit would have declined by 9.7%.

Operating Expenses:

Selling expenses for the three months 2020 decreased $110,591 or 10.0% to $992,447 from $1,103,038 for the three months 2019. As a result of the closure of the calender product line and reduced sales, the decrease in selling expense was primarily attributable to a decline in employment and commission costs. Also contributing to the decrease was the favorable currency effect of $13,000.

General and administrative expenses for the three months 2020 increased $92,917 or 6.2% to $1,603,717 from $1,510,800 for the three months 2019. This increase was primarily attributable to employment related and other administrative costs. Partially offsetting the increase was the favorable currency effect of $17,000.

Research and development expenses for the three months 2020 decreased $128,562 or 27.0% to $348,402 from $476,964 for the three months 2019. The decrease was principally attributable to lower development costs for new trials and the favorable currency effect of $3,000.

There were no other operating expenses for the three months 2020 and $343,003 for 2019. The amount for 2019 was cost incurred by the Company as part of a restructuring plan to reduce inefficiencies at its U.K. facility.

Operating Income:

Operating income for the three months 2020 increased $5,619 or 0.6% to $886,016 from $880,397 for the three months 2019. The operating income percentage was 4.2% of sales for the three months 2020 compared to 3.5% for the three months 2019. The increase in operating income was due to the non-recurring charge of $343,003 in 2019, as well as the decrease in other operating expenses which was mainly offset by the decrease in gross profit primarily due to the decline in net sales.

Interest Expense:

Interest expense for the three months 2020 decreased $46,813 or 9.1% to $467,483 from $514,296 for the three months 2019. The decrease was primarily due to lower interest rates on LIBOR and prime during the three months 2020 and debt repayments compared to the three months 2019.

Other Income (Expense):

Other expense for the three months 2020 was $190,889 compared to other income of $228,133 for the three months 2019. Included in other income (expense) are the currency gains and losses recognized on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros as these currencies fluctuated during the quarter. Also included in other income (expense) are gains and losses from the change in fair values on the Company’s foreign currency exchange contracts.

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

The Company does not have a history of repatriating a significant portion of its foreign cash. However, if it decided to repatriate these foreign amounts to fund U.S. operations, the Company would not be required to pay any additional U.S. tax related to these amounts since the Company previously recorded a one-time transition tax on deemed repatriation of deferred foreign income.

The tax benefit for the three months 2020 was $52,630 compared to $38,868 for the three months 2019. The tax benefit for the three months 2020 was principally attributable to the results of the U.K. operations while the tax benefit for the three months 2019 was principally attributable to the results of the U.K. operations partially offset by a tax provision for the U.S. operations.

Preferred Stock Dividend:

The terms of the acquisitions in November 2014 resulted in the issuance of preferred ownership units/stock of UEP Holdings, LLC and UGEL (formerly EPAL) to the sellers. These preferred units have carried quarterly dividend requirements on a total value of $55,000,000 at rates ranging from 5.0% to 8.0%. The dividend rate on the Series B UEP Holdings preferred units which started at 5.5% increases by 0.5% on the anniversary of the issuance up to a maximum of 8.0%. The payment of dividends for the three months ended April 5, 2020 and December 29, 2019 was deferred to preserve cash and provide additional liquidity. As of April 5, 2020 and December 29, 2019, accrued dividends of $1,569,066 and $788,599, respectively, were included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Liquidity and Sources of Capital

Cash, as it is needed, is provided by using the Company’s lines of credit. These lines provide for a total borrowing commitment in excess of $42,000,000 subject to the underlying borrowing base specified in the agreements. Of the total outstanding borrowings of $19,784,561 at April 5, 2020, $14.7 million of the lines bears interest at LIBOR or the Eurodollar rate plus a range of 1.95% to 2.45%, depending on the underlying borrowing base and $5.1 million bears interest at the bank’s prime or base lending rate which was 3.25% at April 5, 2020. At April 5, 2020, the lines provided an additional availability of approximately $1.9 million. We plan to use this availability and cash provided by operating activities to finance our cash needs for the remaining months of fiscal 2020 and future periods. The balances due under the lines of credit are recorded as current liabilities on the consolidated balance sheets.

As previously discussed, the Company has applied for loans under programs offered by the governmental agencies in the United States and in the United Kingdom. Early in the second quarter of 2020, the Company received $2.2 million in funds through the Paycheck Protection Program administered by the United States Small Business Administration. In the U.K., the Company has also received funding available under the Coronavirus Job Retention Scheme which reimburses the Company with some limitations for 80% of the compensation expense paid to furloughed employees.

The ratio of current assets to current liabilities, including the amount due under our lines of credit, was 0.87 at April 5, 2020 and 0.89 at December 29, 2019.

Cash balances increased $368,519, before the effects of currency translation of $(40,824), to $841,283 at April 5, 2020 from $513,588 at December 29, 2019. Of the above noted amounts, $692,643 and $498,007 were held outside the U.S. by our foreign subsidiaries as of April 5, 2020 and December 29, 2019, respectively.

Cash provided by operations was $2,164,732 for the three months 2020 compared to $374,184 used in operations for the three months 2019. For the three months 2020, cash provided by operations was primarily due to changes in working capital of $1,322,814, adjustments for non-cash items of $622,073, net income of $280,274 offset by changes in other assets and liabilities of $60,429. For the three months 2019, cash used in operations was primarily due to changes in working capital of $(1,545,990) offset by net income of $633,102, adjustments for non-cash items of $512,925 and changes in other assets and liabilities of $25,879.

Cash used in investing activities was $484,114 for the three months 2020 compared to $194,752 for the three months 2019. During 2020 and 2019, cash used in investing activities was principally for purchases of machinery and equipment at our manufacturing locations and payments made for company-owned key man life insurance premiums.

For the three months 2020, cash used in financing activities was $1,312,099 compared to $723,319 provided by financing activities for the three months 2019. Impacting cash flows from financing activities for the three months 2020 and 2019 were net payments on lines of credit of $139,799 and net advances on lines of credit of $1,624,665, respectively. The changes in the lines of credit reflect the funding of working capital. There were no preferred dividend payments during the three months 2020 compared to $779,863 during the three months 2019, which impacted cash flows from financing activities. As previously stated, the dividends for the three months 2020 were deferred to preserve cash and provide additional liquidity. During the three months 2020, payments of $525,000 were made on subordinated secured promissory notes to our majority shareholder. There were no similar payments made during the three months 2019.

Our credit agreements contain customary affirmative and negative covenants. We were in compliance with our debt covenants as of April 5, 2020 and through the date of filing of this report.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 5, 2020 and concluded that our disclosure controls and procedures were effective as of April 5, 2020.

Changes in Internal Controls over Financial Reporting

During the three months ended April 5, 2020, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit No.	Description

10.67*	Amendment to Senior Secured Promissory Note dated March 20, 2020
31.1 *	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a)
31.2 *	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a)
32.1 *	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350
32.2 *	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350
101.INS * +	XBRL Instance Document
101.CAL * +	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF * +	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB * +	XBRL Taxonomy Extension Label Linkbase Document
101.PRE * +	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH * +	XBRL Taxonomy Extension Schema Document

_______________

*	Filed herewith.

+	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Dated: May 15, 2020	By:	/s/ Howard R. Curd
Howard R. Curd Chief Executive Officer

Dated: May 15, 2020	By:	/s/ Edmund C. King
Edmund C. King Chief Financial Officer

