Form 10-Q
period 2020-07-05
UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.
filed 2020-08-14
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 5, 2020
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

As of August 1, 2020, the issuer had 3,412,185 shares of ordinary Common Stock, $0.001 par value, and 323,821 shares of Class B Common Stock, $0.001 par value, outstanding.

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

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Uniroyal Global Engineered Products, Inc.

Consolidated Balance Sheets

	(Unaudited)

ASSETS	July 5, 2020 (1)	December 29, 2019
CURRENT ASSETS
Cash and cash equivalents	$1,238,728	$513,588
Accounts receivable, net	5,034,809	11,662,325
Inventories, net	19,643,221	19,116,542
Other current assets	657,133	930,015
Related party receivable	6,644	-
Total Current Assets	26,580,535	32,222,470

PROPERTY AND EQUIPMENT, NET	18,314,779	19,103,319
OPERATING LEASE RIGHT-OF-USE ASSETS	6,033,204	6,607,963

OTHER ASSETS
Intangible assets	3,158,492	3,263,781
Goodwill	1,079,175	1,079,175
Other long-term assets	3,825,999	3,489,313
Total Other Assets	8,063,666	7,832,269
TOTAL ASSETS	$58,992,184	$65,766,021

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued in excess of bank balance	$208,428	$332,141
Lines of credit	15,404,849	20,530,773
Current maturities of long-term debt	1,391,323	1,497,160
Current maturities of finance lease liabilities	17,816	106,253
Accounts payable	9,722,614	9,232,119
Accrued expenses and other liabilities	5,894,036	3,890,367
Related party obligation	241,194	608,517
Current portion of postretirement benefit liability - health and life	155,803	155,803
Total Current Liabilities	33,036,063	36,353,133

LONG-TERM LIABILITIES
Long-term debt, less current portion	2,655,375	3,378,458
Finance lease liabilities, less current portion	-	6,397
Operating lease liabilities	5,624,640	6,106,568
Related party lease financing obligation	2,577,406	2,646,970
Long-term debt to related parties	2,990,655	3,190,655
Postretirement benefit liability - health and life, less current portion	2,579,920	2,592,023
Other long-term liabilities	672,288	715,308
Total Long-Term Liabilities	17,100,284	18,636,379
Total Liabilities	50,136,347	54,989,512

STOCKHOLDERS' EQUITY
Preferred units, Series A UEP Holdings, LLC, 200,000 units issued and outstanding ($100 issue price)	617,571	617,571
Preferred units, Series B UEP Holdings, LLC, 150,000 units issued and outstanding ($100 issue price)	463,179	463,179
Preferred stock, Uniroyal Global (Europe) Limited, 50 shares issued and outstanding ($1.51 stated value)	75	75
Common stock, 95,000,000 shares authorized ($.001 par value) 3,736,006 shares issued and outstanding as of July 5, 2020 and December 29, 2019	3,736	18,680
Additional paid-in capital	35,290,590	35,275,646
Accumulated deficit	(25,873,959)	(24,301,203)
Accumulated other comprehensive loss	(1,645,355)	(1,297,439)
Total Stockholders' Equity	8,855,837	10,776,509
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,992,184	$65,766,021

(1)	The amounts in common stock and additional paid-in capital were adjusted to reflect the one-for-five reverse stock split ("reverse stock split") as of February 24, 2020, the effective date of the reverse stock split. See Note 1 for additional information.

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended

	July 5, 2020	June 30, 2019 (1)	July 5, 2020	June 30, 2019 (1)

NET SALES	$7,216,371	$24,095,783	$28,356,495	$49,489,643

COST OF GOODS SOLD	7,506,718	19,883,392	24,816,260	40,963,050

Gross Profit (Loss)	(290,347)	4,212,391	3,540,235	8,526,593

OPERATING EXPENSES:
Selling	507,133	1,183,803	1,499,580	2,286,841
General and administrative	1,272,808	1,449,060	2,876,525	2,959,860
Research and development	157,655	447,754	506,057	924,718
Other operating expenses	-	-	-	343,003
OPERATING EXPENSES	1,937,596	3,080,617	4,882,162	6,514,422

Operating Income (Loss)	(2,227,943)	1,131,774	(1,341,927)	2,012,171

OTHER INCOME (EXPENSE):
Interest and other debt related expense	(380,834)	(523,218)	(848,317)	(1,037,514)
Funding from Paycheck Protection Program	2,183,676	-	2,183,676	-
Other income (expense)	(80,281)	(224,950)	(271,170)	3,183
Net Other Income (Expense)	1,722,561	(748,168)	1,064,189	(1,034,331)

INCOME (LOSS) BEFORE TAX PROVISION	(505,382)	383,606	(277,738)	977,840

TAX PROVISION (BENEFIT)	(240,193)	20,559	(292,823)	(18,309)

NET INCOME (LOSS)	(265,189)	363,047	15,085	996,149

Preferred stock dividend	(795,006)	(779,946)	(1,587,841)	(1,562,490)

NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(1,060,195)	$(416,899)	$(1,572,756)	$(566,341)

LOSS PER COMMON SHARE:
Basic	$(0.28)	$(0.11)	$(0.42)	$(0.15)
Diluted	$(0.28)	$(0.11)	$(0.42)	$(0.15)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	3,736,006	3,736,951	3,736,006	3,737,479
Diluted	3,736,006	3,736,951	3,736,006	3,737,479

(1)	Share and per share amounts for the three and six months ended June 30, 2019 have been restated to reflect the one-for-five reverse stock split that became effective on February 24, 2020. See Note 1 for additional information.

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended

	July 5, 2020	June 30, 2019	July 5, 2020	June 30, 2019

NET INCOME (LOSS)	$(265,189)	$363,047	$15,085	$996,149

OTHER COMPREHENSIVE INCOME (LOSS):
Minimum benefit liability adjustment	-	(73,617)	-	(147,234)
Foreign currency translation adjustment	90,661	(254,674)	(347,916)	18,447
OTHER COMPREHENSIVE INCOME (LOSS)	90,661	(328,291)	(347,916)	(128,787)

COMPREHENSIVE INCOME (LOSS)	(174,528)	34,756	(332,831)	867,362

Preferred stock dividend	(795,006)	(779,946)	(1,587,841)	(1,562,490)

COMPREHENSIVE LOSS TO COMMON SHAREHOLDERS	$(969,534)	$(745,190)	$(1,920,672)	$(695,128)

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	UEPH Series A		UEPH Series B		UGEL Preferred		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Units	Amount	Units	Amount	Shares	Amount	Shares (1)	Amount (1)	Capital (1)	Deficit	Loss	Equity
For the Three Months Ended
June 30, 2019
Balance March 31, 2019	200,000	$617,571	150,000	$463,179	50	$75	3,738,006	$18,690	$35,288,936	$(22,285,572)	$(503,141)	$13,599,738
Net income	-	-	-	-	-	-	-	-	-	363,047	-	363,047
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(328,291)	(328,291)
Treasury shares purchased at cost and retired	-	-	-	-	-	-	(2,000)	(10)	(13,290)	-	-	(13,300)
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(779,946)	-	(779,946)
Balance June 30, 2019	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$18,680	$35,275,646	$(22,702,471)	$(831,432)	$12,841,248

For the Three Months Ended
July 5, 2020
Balance April 5, 2020	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$3,736	$35,290,590	$(24,813,764)	$(1,736,016)	$9,825,371
Net loss	-	-	-	-	-	-	-	-	-	(265,189)	-	(265,189)
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	90,661	90,661
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(795,006)	-	(795,006)
Balance July 5, 2020	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$3,736	$35,290,590	$(25,873,959)	$(1,645,355)	$8,855,837

For the Six Months Ended
June 30, 2019
Balance December 30, 2018	200,000	$617,571	150,000	$463,179	50	$75	3,738,006	$18,690	$35,244,770	$(22,136,130)	$(702,645)	$13,505,510
Net income	-	-	-	-	-	-	-	-	-	996,149	-	996,149
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(128,787)	(128,787)
Stock-based compensation expense	-	-	-	-	-	-	-	-	44,166	-	-	44,166
Treasury shares purchased at cost and retired	-	-	-	-	-	-	(2,000)	(10)	(13,290)	-	-	(13,300)
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(1,562,490)	-	(1,562,490)
Balance June 30, 2019	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$18,680	$35,275,646	$(22,702,471)	$(831,432)	$12,841,248

For the Six Months Ended
July 5, 2020
Balance December 29, 2019	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$18,680	$35,275,646	$(24,301,203)	$(1,297,439)	$10,776,509
Net income	-	-	-	-	-	-	-	-	-	15,085	-	15,085
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(347,916)	(347,916)
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(1,587,841)	-	(1,587,841)
Adjustment for a 1-for-5 reverse stock split	-	-	-	-	-	-	-	(14,944)	14,944	-	-	-
Balance July 5, 2020	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$3,736	$35,290,590	$(25,873,959)	$(1,645,355)	$8,855,837

(1)	The number of shares of common stock reflect the one-for-five reverse stock split that became effective on February 24, 2020. The amounts in common stock and additional paid-in capital were adjusted as of the effective date of the one-for five reverse stock split. See Note 1 for additional information.

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES	July 5, 2020	June 30, 2019

Net income	$15,085	$996,149
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,171,125	1,187,029
Stock-based compensation expense	-	44,166
Amortization of intangible assets	7,500	9,167
Loss on disposal of property and equipment	3,871	65,542
Noncash postemployment health and life benefit	-	(147,234)
Noncash funding from Paycheck Protection Program	(2,183,676)	-
Noncash lease adjustment	44,018	(49,250)
Changes in assets and liabilities:
Accounts receivable	6,316,255	(1,719,059)
Inventories	(906,058)	(447,340)
Other current assets	240,913	188,017
Related party receivable	(6,644)	(8,845)
Other long-term assets	(302,194)	57,572
Accounts payable	807,418	370,722
Accrued expenses and other liabilities	565,255	275,278
Postretirement benefit liability - health and life	(12,103)	(12,738)
Other long-term liabilities	(8,082)	(3,703)
Cash provided by operating activities	5,752,683	805,473

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(870,264)	(738,944)
Payments on life insurance policies	(49,346)	(87,699)
Cash used in investing activities	(919,610)	(826,643)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in checks issued in excess of bank balance	(123,713)	(89,598)
Net advances (payments) on lines of credit	(4,685,592)	1,879,227
Payments on long-term debt	(766,025)	(643,870)
Proceeds from issuance of long-term debt	2,217,500	193,454
Payments on finance lease liabilities	(90,417)	(203,710)
Proceeds from related party obligations	200,000	200,000
Payments on related party obligations	(836,887)	(49,555)
Payment of preferred stock dividends	-	(1,560,822)
Purchase and retirement of treasury stock	-	(13,300)
Cash used in financing activities	(4,085,134)	(288,174)
Net change in cash and cash equivalents	747,939	(309,344)
Cash and cash equivalents - beginning of period	513,588	1,028,841
Effects of currency translation on cash and cash equivalents	(22,799)	4,701

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,238,728	$724,198

See Note 2 for noncash transactions and supplemental disclosure of cash flow information.

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

July 5, 2020

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

The results of operations for the interim period ended July 5, 2020 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 29, 2019, which are contained in the Company’s 2019 Annual Report on Form 10-K.

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

The Company and its subsidiaries use a 52/53-week fiscal year ending on the Sunday nearest to December 31. The current year ending January 3, 2021 is a 53-week year whereas the prior year ended December 29, 2019 was a 52-week year. The Company’s U.K. subsidiaries use the calendar year end of December 31. The activity of the U.K. subsidiaries that occurs on the days that do not coincide with the Company’s year-end is not material. The three months ended July 5, 2020 and June 30, 2019 were both 13-week periods while the six months ended July 5, 2020 was a 27-week period and the six months ended June 30, 2019 was a 26-week period.

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of July 5, 2020 and the results of operations, comprehensive loss and cash flows for the interim periods ended July 5, 2020 and June 30, 2019.

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

One-for-Five Reverse Stock Split

On January 27, 2020, the Company announced a one-for-five reverse stock split (“reverse stock split”) on its common stock that became effective on February 24, 2020. The amounts in common stock and additional paid-in capital were adjusted as of the effective date to reflect the reverse stock split. Share and per share amounts for the three and six months ended June 30, 2019 have been restated to give effect to the reverse stock split.

Coronavirus (COVID-19)

Subsequent to year-end 2019, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak a public health emergency. There have been mandates from international, federal, state and local authorities requiring forced closures of various schools, businesses and other facilities and organizations. These forced closures have negatively impacted the Company’s business. Primarily due to the negative impact that COVID-19 is having on the global economy, the Company began to experience a decline in sales during the latter part of March 2020. In order to mitigate the effect of the decrease in revenue, the Company is managing its costs, which included initially reducing staff at its manufacturing facilities with production at one-third capacity at the U.S. facility and the entire production staff furloughed at the U.K. facility since late March. During June 2020, the Company had some employees return to work as its U.K. facility started limited production of vinyl products based on orders it was receiving from its customers. As incoming orders increase, the Company is bringing back additional production workers.

Additionally, the Company has applied for loans under programs offered by the governmental agencies in the United States and in the United Kingdom and is exploring options for other supplementary cash flow opportunities to provide further liquidity. During the second quarter of 2020, the Company received $2,217,500 in funds from Oregon Community Bank (formerly McFarland State Bank) through the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”).

The loan matures on April 13, 2022 and bears an interest rate of 1.0%. The Company is required to make monthly payments of principal and interest beginning November 13, 2020 based on the amount that is outstanding on October 13, 2020 in order to fully amortize the loan by April 13, 2022. The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

All or a portion of the loan may be forgiven by the SBA for costs the Company incurs for payroll, rent, utilities and all other allowable expenses during the 24-week period beginning April 13, 2020. The Company intends to use all proceeds from the loan to maintain payroll and make payments for lease, utility and other allowable expenses. Included in the accompanying consolidated statements of operations for the three and six months ended July 5, 2020 was $2,183,676 of loan forgiveness that the Company expects to receive from the SBA. Although the Company has not been legally released from this amount of the loan, management concluded that there was reasonable assurance that the Company had substantially met the terms for forgiveness and therefore recognized this amount as income as a component of other income (expense). As of July 5, 2020, the remaining balance of the loan ($33,824) was expected to be recognized as forgiven debt during the third quarter of 2020.

Additionally during the second quarter of 2020, the Company recorded reimbursed costs of approximately $1,086,000 under the Coronavirus Job Retention Scheme (“CJRS”) set up by the U.K. government to help employers pay the wages of those employees who would otherwise have been laid off during the coronavirus outbreak but under the CJRS were furloughed instead. This program reimbursed the Company for 80% of the compensation expense plus national insurance and certain benefits paid to the furloughed employees, resulting in lower salary expense for the Company. While the employees were on furlough, the compensation paid to them was limited to the amount reimbursed by the CJRS. The Company recorded the reimbursed amounts as offsets to the related expense categories.

While the closures and limitations on movement, domestically and internationally, are expected to be temporary due to the COVID-19 outbreak, the duration of the supply chain disruption and related financial impact cannot be estimated at this time. Should the closures continue for an extended period of time or should the effects of the coronavirus continue to spread, the impact could have a material adverse effect on the Company’s financial position, results of operations and cash flows which may require that the Company obtain additional financing.

The payment of dividends for the six months ended July 5, 2020 and the three months ended December 29, 2019 was deferred to preserve cash and provide additional liquidity. As of July 5, 2020 and December 29, 2019, accrued dividends of $2,386,812 and $788,599, respectively, were included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

2.	Noncash Transactions and Supplemental Disclosure of Cash Flow Information

During the three and six months ended July 5, 2020, the Company recorded funding from the Paycheck Protection Program of $2,183,676, which is the amount of debt forgiveness that it expects to receive for the loan it made through the Paycheck Protection Program. Although the Company has not been legally released from this amount of the loan, management concluded that there was reasonable assurance that the Company had substantially met the terms for forgiveness, including using all proceeds from the loan for eligible costs (as defined under the Paycheck Protection Program).

During the six months ended June 30, 2019, the Company entered into several equipment financing obligations with fair values of $460,900, which are accounted for as capital assets. The fair values were added to property and equipment and a corresponding amount to long-term debt or related party lease financing obligation.

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases” on December 31, 2018. Under this new standard, the Company was required to record on its balance sheet previously unrecorded operating leases based on the present value of remaining lease payments. Per this new standard, the Company recorded operating lease right-of-use (“ROU”) assets and operating lease liabilities of $6,911,550 on its consolidated balance sheet as of December 31, 2018.

The following is supplemental disclosure of cash paid for the six months ended:

	July 5, 2020	June 30, 2019

Interest	$903,299	$984,956

3.	Fair Value of Financial Instruments

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

For the six months ended July 5, 2020, there have been no changes in the application of valuation methods applied to similar assets and liabilities.

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

5.	Inventories

Inventories consist of the following:

	July 5, 2020	December 29, 2019

Raw materials	$5,733,224	$5,430,125
Work-in-process	4,359,423	4,677,987
Finished goods	11,522,070	10,922,947
	21,614,717	21,031,059
Less: Allowance for inventory obsolescence	(1,971,496)	(1,914,517)

Total Inventories, net	$19,643,221	$19,116,542

6.	Other Long-term Assets

Other long-term assets consist of the following:

	July 5, 2020	December 29, 2019

Deferred tax asset, net	$2,984,720	$2,694,550
Other	841,279	794,763

Total Other Long-term Assets	$3,825,999	$3,489,313

7.	Other Long-term Liabilities

Other long-term liabilities consist of the following:

	July 5, 2020	December 29, 2019

Deferred tax liability	$666,925	$709,945
Other	5,363	5,363

Total Other Long-term Liabilities	$672,288	$715,308

8.	Lines of Credit

The Company’s Uniroyal subsidiary has available a $20,000,000 revolving line of credit financing agreement with Wells Fargo Capital Finance, LLC (“Uniroyal Line of Credit”), which matures on June 15, 2023. Interest is payable monthly at the Eurodollar rate plus 2.25% or Wells Fargo Capital Finance, LLC's prime rate at the Company's election on outstanding balances up to $6,000,000 and prime rate on amounts in excess of $6,000,000. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable, inventories and equipment. The line of credit is secured by substantially all of Uniroyal's assets and includes certain financial and restrictive covenants. The Company was in compliance with these covenants as of July 5, 2020.

The outstanding balance on the Uniroyal Line of Credit was $10,644,236 and $10,328,913 as of July 5, 2020 and December 29, 2019, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying consolidated balance sheets. Based upon eligible accounts receivable, inventories and equipment at July 5, 2020, the Uniroyal Line of Credit provided additional availability of approximately $507,000 and, combined with its total cash balance of $881,428, Uniroyal had liquidity of approximately $1.4 million as of July 5, 2020.

The Company’s UGL subsidiary has available a £10,500,000 (approximately $13.1 million) revolving line of credit financing agreement with Lloyds Bank Commercial Finance Limited (“UGL Line of Credit”), which is subject to a six-month notice by either party. The line has several tranches based on currency or underlying security. Interest is payable monthly at the base rate (U.K. LIBOR or Lloyds Bank Base Rate as published) plus 1.95% to 2.45% depending on the tranche. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable and inventories. The line of credit is secured by substantially all of the subsidiary's assets and includes certain financial and restrictive covenants. The Company was in compliance with these covenants as of July 5, 2020.

The outstanding balance on the UGL Line of Credit was £3,822,401 and £7,787,002 ($4,760,613 and $10,201,860) as of July 5, 2020 and December 29, 2019, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying consolidated balance sheets. Based upon eligible accounts receivable and inventories at July 5, 2020, the UGL Line of Credit provided additional availability of approximately $1.3 million and, combined with its total cash balance of $334,243, UGL had liquidity of approximately $1.6 million as of July 5, 2020.

9.	Long-term Debt

Long-term debt consists of the following:

	Interest Rate	July 5, 2020	December 29, 2019

Wells Fargo Capital Finance, LLC	Prime	$916,418	$1,099,700
Kennet Equipment Leasing Limited	10.90%	110,599	238,514
Regents Capital Corporation	6.20%-7.24%	839,234	994,830
De Lage Landen Financial Services	7.35%	28,194	42,793
Ford Motor Credit	4.31%	13,979	18,713
BB&T Equipment Finance Corporation	4.02%-5.12%	564,393	671,704
Crown Credit Company	7.06%	10,458	11,626
Lloyds Bank Commercial Finance Limited	3.95%	1,310,118	1,519,556
Lloyds Bank Commercial Finance Limited	4.23%	50,600	60,971
Lloyds Bank Commercial Finance Limited	LIBOR + 3.50%	168,881	217,211
Oregon Community Bank	1.00%	33,824	-
		4,046,698	4,875,618
Less: Current portion		(1,391,323)	(1,497,160)
Long-term Portion		$2,655,375	$3,378,458

10.	Related Party Obligations

Long-term debt to related parties consists of the following:

	Interest Rate	July 5, 2020	December 29, 2019

Senior subordinated promissory note	9.25%	$2,000,000	$2,000,000
Senior secured promissory note	10.00%	765,655	765,655
Subordinated secured promissory note	8.00%	225,000	225,000
Subordinated secured promissory note	8.00%	-	200,000
		2,990,655	3,190,655
Less: Current portion		-	-
Long-term Portion		$2,990,655	$3,190,655

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

The lease financing obligation consists of the following:

	July 5, 2020	December 29, 2019

Related party lease financing obligation	$2,718,600	$2,780,487
Less: Current portion	(141,194)	(133,517)

Long-term Portion	$2,577,406	$2,646,970

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

	July 5, 2020	December 29, 2019

Current portion of related party lease financing obligation	$141,194	$133,517

Related party subordinated secured promissory note	100,000	350,000

Related party subordinated secured promissory note	-	125,000

Related Party Obligation	$241,194	$608,517

The related party subordinated secured promissory notes are at a rate of 10%. During the three months ended April 5, 2020, the Company’s majority shareholder advanced $200,000 to the Company, which the Company repaid within the same period.

11.	Leases

The Company has operating leases for equipment and office facilities and finance leases for equipment. These leases expire at various dates from July 2020 through March 2039. Operating leases are included in operating lease right-of-use assets, accrued expenses and other liabilities, and operating lease liabilities in the accompanying consolidated balance sheets. Finance lease right-of-use assets are included in property and equipment, current maturities of finance lease liabilities, and finance lease liabilities, less current portion in the accompanying consolidated balance sheets.

The components of lease expense for the three months ended July 5, 2020 and June 30, 2019 are as follows:

	Three Months Ended
	July 5, 2020	June 30, 2019

Operating lease expense	$246,055	$292,140

Finance lease expense:
Amortization of right-of-use assets	$33,847	$37,407
Interest on lease liabilities	511	4,799
Total finance lease expense	$34,358	$42,206

The components of lease expense for the six months ended July 5, 2020 and June 30, 2019 are as follows:

	Six Months Ended
	July 5, 2020	June 30, 2019

Operating lease expense	$496,976	$564,204

Finance lease expense:
Amortization of right-of-use assets	$69,629	$77,305
Interest on lease liabilities	1,738	11,036
Total finance lease expense	$71,367	$88,341

Cash paid for amounts included in the measurement of lease liabilities for the three months ended July 5, 2020 and June 30, 2019 are as follows:

	Three Months Ended
	July 5, 2020	June 30, 2019

Operating cash flows from operating leases	$181,115	$252,220
Operating cash flows from finance leases	$511	$4,799
Financing cash flows from finance leases	$4,536	$101,859

Cash paid for amounts included in the measurement of lease liabilities for the six months ended July 5, 2020 and June 30, 2019 are as follows:

	Six Months Ended
	July 5, 2020	June 30, 2019

Operating cash flows from operating leases	$420,347	$497,813
Operating cash flows from finance leases	$1,738	$11,036
Financing cash flows from finance leases	$90,417	$203,710

Right-of-use assets obtained in exchange for lease obligations for the three months ended July 5, 2020 and June 30, 2019 are as follows:

	Three Months Ended
	July 5, 2020	June 30, 2019

Operating leases	$-	$248,176
Finance leases	$-	$-

Right-of-use assets obtained in exchange for lease obligations for the six months ended July 5, 2020 and June 30, 2019 are as follows:

	Six Months Ended
	July 5, 2020	June 30, 2019

Operating leases	$-	$287,828
Finance leases	$-	$-

Supplemental balance sheet and other information related to operating leases are as follows:

	July 5, 2020	December 29, 2019
Operating leases:
Operating lease right-of-use assets	$6,033,204	$6,607,963
Accrued expenses and other liabilities	$448,062	$497,225
Operating lease liabilities	5,624,640	6,106,568
Total operating lease liabilities	$6,072,702	$6,603,793
Weighted average remaining lease term	15.6 years	15.7 years
Weighted average discount rate	7.20%	7.16%

Supplemental balance sheet and other information related to finance leases are as follows:

	July 5, 2020	December 29, 2019
Finance leases:
Property and equipment, net	$1,172,599	$1,305,798
Current maturities of finance lease liabilities	$17,816	$106,253
Finance lease liabilities, less current portion	-	6,397
Total finance lease liabilities	$17,816	$112,650
Weighted average remaining lease term	0.8 year	0.5 year
Weighted average discount rate	11.07%	6.06%

Maturities of operating and finance lease liabilities as of July 5, 2020 are as follows:

	Operating Leases	Finance Leases
Due in one year or less	$865,286	$18,529
Due after one year through two years	812,284	-
Due after two years through three years	762,537	-
Due after three years through four years	517,267	-
Due after four years through five years	485,537	-
Thereafter	7,374,341	-
Total lease payments	10,817,252	18,529
Less: Interest	(4,744,550)	(713)
Total	$6,072,702	$17,816

12.	Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss were as follows:

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustment	Total

Balance at December 29, 2019	$5,694	$(1,303,133)	$(1,297,439)

Other comprehensive loss before reclassifications	-	(347,916)	(347,916)

Balance at July 5, 2020	$5,694	$(1,651,049)	$(1,645,355)

13.	Stock Based Compensation

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

Stock option activity for the six months ended July 5, 2020 and June 30, 2019 is as follows:

	Stock Options
	Total	Weighted Average Exercise Price	Exercis- able	Weighted Average Exercise Price	Non- Vested	Weighted Average Exercise Price
Outstanding at December 30, 2018 (1)	189,300	$13.98	166,867	$13.46	22,433	$17.85
Granted	-	-	-	-	-	-
Vested (1)	-	-	22,433	17.85	(22,433)	17.85
Exercised	-	-	-	-	-	-
Forfeited or cancelled (1)	(3,000)	13.85	(3,000)	13.85	-	-
Outstanding at June 30, 2019 (1)	186,300	$13.99	186,300	$13.99	-	$-

Outstanding at December 29, 2019	151,800	$14.02	151,800	$14.02	-	$-
Granted	-	-	-	-	-	-
Vested	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited or cancelled	-	-	-	-	-	-
Outstanding at July 5, 2020	151,800	$14.02	151,800	$14.02	-	$-

Aggregate Intrinsic Value June 30, 2019	$-		$-		$-

Aggregate Intrinsic Value July 5, 2020	$-		$-		$-

(1)	The number and weighted average exercise price of options have been restated to reflect a one-for-five reverse stock split that became effective on February 24, 2020. See Note 1 for additional information.

As of July 5, 2020 and June 30, 2019, there was no aggregate intrinsic value of the options outstanding because the options’ weighted average exercise prices of $14.02 and $13.99 per share, respectively, were greater than the average market prices of the common shares.

There was no option expense recognized for the three months ended July 5, 2020 and June 30, 2019, and for the six months ended July 5, 2020. Option expense recognized was $44,166 for the six months ended June 30, 2019. As of July 5, 2020, there was no unrecognized compensation cost related to the options granted under the 2015 Stock Option Plan.

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

The following table sets forth the computation of loss per common share - basic and loss per common share – diluted for the three and six months ended July 5, 2020 and June 30, 2019:

	Three Months Ended		Six Months Ended
	July 5, 2020	June 30, 2019 (1)	July 5, 2020	June 30, 2019 (1)
Numerator
Net loss allocable to common shareholders	$(1,060,195)	$(416,899)	$(1,572,756)	$(566,341)

Denominator
Denominator for basic earnings per share - weighted average shares outstanding	3,736,006	3,736,951	3,736,006	3,737,479
Weighted average effect of dilutive securities	-	-	-	-
Denominator for dilutive earnings per share - weighted average shares outstanding	3,736,006	3,736,951	3,736,006	3,737,479

Basic and Diluted Net Loss Per Share
Net loss allocable to common shareholders	$(0.28)	$(0.11)	$(0.42)	$(0.15)
Effect of dilutive securities	-	-	-	-
Net loss allocable to common shareholders	$(0.28)	$(0.11)	$(0.42)	$(0.15)

(1)	Share and per share amounts for the three and six months ended June 30, 2019 have been restated to reflect a one-for-five reverse stock split that became effective on February 24, 2020. See Note 1 for additional information.

Due to the net loss allocable to common shareholders for the three and six months ended July 5, 2020 and the three and six months ended June 30, 2019, the calculations of basic and diluted loss per share were the same since including options to purchase shares of the Company’s common stock in the calculations of diluted loss per share would have been anti-dilutive. However, if diluted earnings per share had been reported for the three and six months ended July 5, 2020 and the three and six months ended June 30, 2019, the calculations would have excluded options to purchase 151,800 and 186,300 shares of common stock, respectively, because the options’ weighted average exercise prices of $14.02 and $13.99 per share, respectively, were greater than the average market prices of the common shares.

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

The following table sets forth revenue disaggregated by the Company’s automotive and industrial sectors for the three and six months ended July 5, 2020 and June 30, 2019:

	Three Months Ended		Six Months Ended
	July 5, 2020	June 30, 2019	July 5, 2020	June 30, 2019
Revenue by product sector:
Automotive	$2,503,581	$15,821,277	$15,801,641	$32,300,670
Industrial	4,712,790	8,274,506	12,554,854	17,188,973
Total Revenue	$7,216,371	$24,095,783	$28,356,495	$49,489,643

The following table sets forth revenue disaggregated by the geographic locations of the Company’s customers for the three and six months ended July 5, 2020 and June 30, 2019:

	Three Months Ended		Six Months Ended
	July 5, 2020	June 30, 2019	July 5, 2020	June 30, 2019
Revenue by customer location:
North America	$5,403,849	$11,902,854	$16,152,046	$24,314,538
Europe	1,615,182	10,782,170	10,609,681	22,606,670
Asia	146,421	1,310,157	1,328,280	2,416,023
Other	50,919	100,602	266,488	152,412
Total Revenue	$7,216,371	$24,095,783	$28,356,495	$49,489,643

17.	Restructuring Expenses

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

The Company has evaluated subsequent events occurring through the date that the financial statements were available to be issued for events requiring recording or disclosure in the July 5, 2020 consolidated financial statements. Subsequent to July 5, 2020, the Company approached its U.K. automotive customers and other stakeholders to provide additional working capital to meet various short-term cash needs. As of July 29, 2020, it received approximately $1.5 million in loans from these sources and an additional $800,000 loan from its principal shareholder.

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

Overview:

The Company and its subsidiaries use a 52/53-week fiscal year ending on the Sunday nearest to December 31. The current year ending January 3, 2021 is a 53-week year whereas the prior year ended December 29, 2019 was a 52-week year. The Company’s U.K. subsidiaries use the calendar year end of December 31. The activity of the U.K. subsidiaries that occurs on the days that do not coincide with the Company’s year-end is not material. The three months ended July 5, 2020 and June 30, 2019 were both 13-week periods while the six months ended July 5, 2020 was a 27-week period and the six months ended June 30, 2019 was a 26-week period.

Our Earby, England operation’s functional currency is the British Pound Sterling (“Pound Sterling”) and has sales and purchases transactions that are denominated in currencies other than the Pound Sterling, principally the Euro. Approximately 25% of the Company’s global revenues and 27% of its global raw material purchases are derived from these Euro transactions.

The average year-to-date exchange rate for the Pound Sterling to the U.S. Dollar was approximately 2.5% lower and the average exchange rate for the Euro to the Pound Sterling was approximately 0.5% higher in 2020 compared to 2019. These exchange rate changes had the effect of decreasing net sales by approximately $308,000 for the six months ended July 5, 2020. The overall currency effect on the Company’s net loss was a positive amount of approximately $14,000 for the six months ended July 5, 2020.

On January 27, 2020, the Company announced a one-for-five reverse stock split (“reverse stock split”) on its common stock that became effective on February 24, 2020. The amounts in common stock and additional paid-in capital were adjusted as of the effective date to reflect the reverse stock split. Share and per share amounts for the three and six months ended June 30, 2019 have been restated to give effect to the reverse stock split.

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

Subsequent to year-end 2019, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak a public health emergency. There have been mandates from international, federal, state and local authorities requiring forced closures of various schools, businesses and other facilities and organizations. These forced closures have negatively impacted the Company’s business. Primarily due to the negative impact that COVID-19 is having on the global economy, the Company began to experience a decline in sales during the latter part of March 2020. In order to mitigate the effect of the decrease in revenue, the Company is managing its costs, which included initially reducing staff at its manufacturing facilities with production at one-third capacity at the U.S. facility and the entire production staff furloughed at the U.K. facility since late March. During June 2020, the Company had some employees return to work as its U.K. facility started limited production of vinyl products based on orders it was receiving from its customers. As incoming orders increase, the Company is bringing back additional production workers. Demand for our products continues to improve in the third quarter although it is well below normalized levels.

Additionally, the Company has applied for loans under programs offered by the governmental agencies in the United States and in the United Kingdom and is exploring options for other supplementary cash flow opportunities to provide further liquidity. During the second quarter of 2020, the Company received $2,217,500 in funds from Oregon Community Bank (formerly McFarland State Bank) through the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”).

The loan matures on April 13, 2022 and bears an interest rate of 1.0%. The Company is required to make monthly payments of principal and interest beginning November 13, 2020 based on the amount that is outstanding on October 13, 2020 in order to fully amortize the loan by April 13, 2022. The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

All or a portion of the loan may be forgiven by the SBA for costs the Company incurs for payroll, rent, utilities and other allowable expenses during the 24-week period beginning April 13, 2020. The Company intends to use all proceeds from the loan to maintain payroll and make payments for lease, utility and other allowable expenses. Included in the accompanying consolidated statements of operations for the three and six months ended July 5, 2020 was $2,183,676 of loan forgiveness that the Company expects to receive from the SBA. Although the Company has not been legally released from this amount of the loan, management concluded that there was reasonable assurance that the Company had substantially met the terms for forgiveness and therefore recognized this amount as income. As of July 5, 2020, the remaining balance of the loan ($33,824) was expected to be recognized as forgiven debt during the third quarter of 2020.

Additionally during the second quarter of 2020, the Company recorded reimbursed costs of approximately $1,086,000 under the Coronavirus Job Retention Scheme (“CJRS”) set up by the U.K. government to help employers pay the wages of those employees who would otherwise have been laid off during the coronavirus outbreak but under the CJRS were furloughed instead. This program reimbursed the Company for 80% of the compensation expense plus national insurance and certain benefits paid to the furloughed employees, resulting in lower salary expense for the Company. While the employees were on furlough, the compensation paid to them was limited to the amount reimbursed by the CJRS. The Company recorded the reimbursed amounts as offsets to the related expense categories.

While the closures and limitations on movement, domestically and internationally, are expected to be temporary due to the COVID-19 outbreak, the duration of the supply chain disruption and related financial impact cannot be estimated at this time. Should the closures continue for an extended period of time or should the effects of the coronavirus continue to spread, the impact could have a material adverse effect on the Company’s financial position, results of operations and cash flows which may require that the Company obtain additional financing.

Three Months Ended July 5, 2020 Compared to the Three Months Ended June 30, 2019

The following table sets forth, for the three months ended July 5, 2020 (“three months 2020”) and June 30, 2019 (“three months 2019”), certain operational data including their respective percentage of net sales:

	Three Months Ended
	July 5, 2020		June 30, 2019		Change	% Change

Net Sales	$7,216,371	100.0%	$24,095,783	100.0%	$(16,879,412)	-70.1%
Cost of Goods Sold	7,506,718	104.0%	19,883,392	82.5%	(12,376,674)	-62.2%
Gross Profit (Loss)	(290,347)	-4.0%	4,212,391	17.5%	(4,502,738)	<-100%
Operating Expenses:
Selling	507,133	7.0%	1,183,803	4.9%	(676,670)	-57.2%
General and administrative	1,272,808	17.6%	1,449,060	6.0%	(176,252	-12.2%
Research and development	157,655	2.2%	447,754	1.9%	(290,099)	-64.8%
Total Operating Expenses	1,937,596	26.9%	3,080,617	12.8%	(1,143,021)	-37.1%
Operating Income (Loss)	(2,227,943)	-30.9%	1,131,774	4.7%	(3,359,717)	<-100%
Interest expense	(380,834)	-5.3%	(523,218)	-2.2%	142,384	-27.2%
Funding from Paycheck Protection Program	2,183,676	30.3%	-	0.0%	2,183,676	-
Other expense	(80,281)	-1.1%	(224,950)	-0.9%	144,669	-64.3%
Income (Loss) before Tax Provision	(505,382)	-7.0%	383,606	1.6%	(888,988)	<-100%
Tax provision (benefit)	(240,193)	-3.3%	20,559	0.1%	(260,752)	<-100%
Net Income (Loss)	(265,189)	-3.7%	363,047	1.5%	(628,236)	<-100%
Preferred stock dividend	(795,006)	-11.0%	(779,946)	-3.2%	(15,060)	1.9%
Net Loss Allocable to Common Shareholders	$(1,060,195)	-14.7%	$(416,899)	-1.7%	$(643,296)	>100%

Revenue:

Total revenue for the three months 2020 decreased $16,879,412 or 70.1% to $7,216,371 from $24,095,783 for the three months 2019. The currency effect on total revenue was a positive amount of approximately $15,000.

For the three months 2020 compared to the three months 2019, U.S. automotive sales decreased 78.9% and European automotive sales decreased 85.1% (excluding the currency adjustment). This significant decrease was principally due to the COVID-19 pandemic, where most of the Company’s customers in this market and the OEMs of the automobiles that use the Company’s products, shut down production lines or their entire production facilities at the end of the first quarter 2020 and continued into the second quarter 2020 as the pandemic continued. The automotive market was improving at the end of the second quarter as most of the customers and OEMs were restarting their production facilities. The Company’s sales activity increased significantly in June 2020 as compared to the prior two months. However, they had not yet reached the run-rate of the period prior to the onset of COVID-19.

Additionally, sales for the industrial sector decreased 43.0% (the same as before the currency effect) primarily due to a decline in the U.S. contract market. The negative impact of COVID-19 on the global economy was a major factor in the overall decline in sales.

Also impacting 2020 revenue to a lesser degree, the Company in August 2019, decommissioned and shut down equipment in the U.K. that manufactured calender product for both the automotive and industrial market. The Company had built sufficient inventory of this product to service its customers for several months after the shutdown. Shortly before the shutdown, the Company entered into agreements with another company to provide some of the calender film it originally produced. Once the film was further processed by the Company, it was able to continue offering certain products to one of its customers. During the three months 2020, the Company sold $64,744 of calender product principally using the purchased film compared to $1,441,559 for the three months 2019. Of these amounts, all were in the automotive market for the three months 2020 and $1,053,890 were in the automotive market for the three months 2019.

Gross Profit (Loss):

Total gross loss for the three months 2020 was $290,347 compared to gross profit of $4,212,391 for the three months 2019, a decrease of $4,502,738. The gross loss percentage was -4.0% of sales for the three months 2020 compared to the gross profit percentage of 17.5% for the three months 2019. The negative amount and percentage for the three months 2020 were primarily due to the impact of COVID-19. Despite reducing manufacturing costs in the three months 2020, which included approximately $934,000 of costs reimbursed through the CJRS for the salaries of furloughed employees, total revenue for the quarter was not enough to offset fixed costs which were disproportionately high relative to total sales. The currency effect on gross loss was a positive amount of approximately $66,000.

Operating Expenses:

Selling expenses for the three months 2020 decreased $676,670 or 57.2% to $507,133 from $1,183,803 for the three months 2019. As previously mentioned, the Company operates in an industry and market that was significantly impacted by the COVID-19 pandemic. As a result, sales were significantly less than the prior year due to plant closures of many of its customers. To respond to the lower sales activity, selling expenses such as travel and entertainment were lower in 2020. In addition, most of the staff in the U.K. were on furlough and receiving 80% of their normal wages. The Company was reimbursed approximately $56,000 for these wages through the CJRS resulting in lower salary expense. Also contributing to the lower selling expenses in 2020 was the 2019 closure of the calender product line and the elimination of its applicable employment and commission costs. There was a favorable currency effect that slightly contributed to the decrease in selling expenses also.

General and administrative expenses for the three months 2020 decreased $176,252 or 12.2% to $1,272,808 from $1,449,060 for the three months 2019. This decrease was primarily attributable to the COVID-19 pandemic and lower employment related and other administrative costs, including wages of approximately $20,000 that were reimbursed through the CJRS. Partially offsetting the decrease was the unfavorable currency effect of $43,000.

Research and development expenses for the three months 2020 decreased $290,099 or 64.8% to $157,655 from $447,754 for the three months 2019. The decrease was principally decreased activities attributable to the COVID-19 pandemic and lower development costs for new trials and wages of approximately $76,000 that were reimbursed through the CJRS. There was an unfavorable currency effect that slightly offset the decrease in research and development expenses.

Operating Income (Loss):

Operating loss for the three months 2020 was $2,227,943 compared to operating income of $1,131,774 for the three months 2019, a decrease of $3,359,717. The decrease was due to the decline in gross profit, which was partially offset by the decrease in operating expenses both a result of COVID-19. The operating loss percentage was -30.9% of sales for the three months 2020 compared to the operating income percentage of 4.7% for the three months 2019.

Interest Expense:

Interest expense for the three months 2020 decreased $142,384 or 27.2% to $380,834 from $523,218 for the three months 2019. The decrease was primarily due to lower interest rates on LIBOR and prime during the three months 2020 and debt repayments compared to the three months 2019.

Funding from Paycheck Protection Program:

For the three months 2020, the $2,183,676 funding from the PPP is the amount of debt forgiveness that the Company expects to receive from the SBA under the CARES Act for eligible costs incurred by the Company as of July 5, 2020, as previously discussed.

Other Expense:

Other expense for the three months 2020 was $80,281 compared to $224,950 for the three months 2019. Included in other expense are the currency gains and losses recognized on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros as these currencies fluctuated during the period. Also included in other expense are gains and losses from the change in fair values on the Company’s foreign currency exchange contracts.

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

The tax benefit for the three months 2020 was $240,193 compared to a tax provision of $20,559 for the three months 2019. Both the tax benefit for the three months 2020 and the tax provision for the three months 2019 were principally attributable to the results of the U.S. operations.

Preferred Stock Dividend:

The terms of the acquisitions in November 2014 resulted in the issuance of preferred ownership units/stock of UEP Holdings, LLC and UGEL (formerly EPAL) to the sellers. These preferred units have carried quarterly dividend requirements on a total value of $55,000,000 at rates ranging from 5.0% to 8.0%. The dividend rate on the Series B UEP Holdings preferred units which started at 5.5% increases by 0.5% on the anniversary of the issuance up to a maximum of 8.0%. The payment of dividends for the three months ended July 5, 2020, April 5, 2020 and December 29, 2019 was deferred to preserve cash and provide additional liquidity. As of July 5, 2020 and December 29, 2019, accrued dividends of $2,386,812 and $788,599, respectively, were included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Six Months Ended July 5, 2020 Compared to the Six Months Ended June 30, 2019

The following table sets forth, for the six months ended July 5, 2020 (“six months 2020”) and June 30, 2019 (“six months 2019”), certain operational data including their respective percentage of net sales:

	Six Months Ended
	July 5, 2020		June 30, 2019		Change	% Change

Net Sales	$28,356,495	100.0%	$49,489,643	100.0%	$(21,133,148)	-42.7%
Cost of Goods Sold	24,816,260	87.5%	40,963,050	82.8%	(16,146,790)	-39.4%
Gross Profit	3,540,235	12.5%	8,526,593	17.2%	(4,986,358)	-58.5%
Operating Expenses:
Selling	1,499,580	5.3%	2,286,841	4.6%	(787,261)	-34.4%
General and administrative	2,876,525	10.1%	2,959,860	6.0%	(83,335)	-2.8%
Research and development	506,057	1.8%	924,718	1.9%	(418,661)	-45.3%
Other operating expenses	-	0.0%	343,003	0.7%	(343,003)	-100.0%
Total Operating Expenses	4,882,162	17.2%	6,514,422	13.2%	(1,632,260)	-25.1%
Operating Income (Loss)	(1,341,927)	-4.7%	2,012,171	4.1%	(3,354,098)	<-100%
Interest expense	(848,317)	-3.0%	(1,037,514)	-2.1%	189,197	-18.2%
Funding from Paycheck Protection Program	2,183,676	7.7%	-	0.0%	2,183,676	-
Other income (expense)	(271,170)	-1.0%	3,183	0.0%	(274,353)	<-100%
Income (Loss) before Tax Provision	(277,738)	-1.0%	977,840	2.0%	(1,255,578)	<-100%
Tax benefit	(292,823)	-1.0%	(18,309)	0.0%	(274,514)	>100%
Net Income	15,085	0.1%	996,149	2.0%	(981,064)	-98.5%
Preferred stock dividend	(1,587,841)	-5.6%	(1,562,490)	-3.2%	(25,351)	1.6%
Net Loss Allocable to Common Shareholders	$(1,572,756)	-5.5%	$(566,341)	-1.1%	$(1,006,415)	>100%

Revenue:

Total revenue for the six months 2020 decreased $21,133,148 or 42.7% to $28,356,495 from $49,489,643 for the six months 2019. The currency effect on total revenue was a negative amount of approximately $308,000.

For the six months 2020 compared to the six months 2019, U.S. automotive sales decreased 49.9% and European automotive sales decreased 50.4% (excluding the currency adjustment). This significant decrease was principally due to the COVID-19 pandemic, where most of the Company’s customers in this market and the OEMs of the automobiles that use the Company’s products, shut down production lines or their entire production facilities at the end of the first quarter 2020 and continued into the second quarter 2020 as the pandemic continued. The automotive market was improving at the end of the second quarter as most of the customers and OEMs were restarting their production facilities. The Company’s sales activity increased significantly in June 2020 as compared to the prior two months. However, they had not yet reached the run-rate of the period prior to the onset of COVID-19.

Additionally, sales for the industrial sector decreased 27.0% (26.8% before currency effect) primarily due to a decline in the U.S. contract market. The negative impact of COVID-19 on the global economy was a major factor in the overall decline in sales which principally began during the latter part of March 2020.

Also impacting 2020 revenue to a lesser degreee, the Company in August 2019, decommissioned and shut down equipment in the U.K. that manufactured calender product for both the automotive and industrial market. The Company had built sufficient inventory of this product to service its customers for several months after the shutdown. Shortly before the shutdown, the Company entered into agreements with another company to provide some of the calender film it originally produced. Once the film was further processed by the Company, it was able to continue offering certain products to one of its customers. During the six months 2020, the Company sold $745,882 of calender product principally using the purchased film compared to $2,821,250 for the six months 2019. Of these amounts, $691,351 and $1,986,529 were in the automotive market for the six months 2020 and 2019, respectively.

Gross Profit:

Total gross profit for the six months 2020 decreased $4,986,358 or 58.5% to $3,540,235 from $8,526,593 for the six months 2019. The gross profit percentage was 12.5% of sales for the six months 2020 compared to 17.2% for the six months 2019. Gross profit amount and percentage were negatively impacted by the effect of COVID-19. Despite reducing manufacturing costs in the six months 2020, which included approximately $934,000 of costs reimbursed through the CJRS for the salaries of furloughed employees, fixed costs were disproportionately high relative to total sales. The decrease in gross profit included a negative net currency effect of $17,000.

Operating Expenses:

Selling expenses for the six months 2020 decreased $787,261 or 34.4% to $1,499,580 from $2,286,841 for the six months 2019. As previously mentioned, the Company operates in an industry and market that was significantly impacted by the COVID-19 pandemic. As a result, sales were significantly less than the prior year due to plant closures of many of its customers. To respond to the lower sales activity, selling expenses such as travel and entertainment were lower in 2020. In addition, most of the staff in the U.K. were on furlough and receiving 80% of their normal wages. The Company was reimbursed approximately $56,000 for these wages through the CJRS resulting in lower salary expense. Also contributing to the lower selling expenses in 2020 was the 2019 closure of the calender product line and the elimination of its applicable employment and commission costs. Additionally contributing to the decrease was the favorable currency effect of $16,000.

General and administrative expenses for the six months 2020 decreased $83,335 or 2.8% to $2,876,525 from $2,959,860 for the six months 2019. This decrease was primarily attributable to the COVID-19 pandemic and lower employment related and other administrative costs, including wages of approximately $20,000 that were reimbursed through the CJRS. Partially offsetting the decrease was the unfavorable currency effect of $9,000.

Research and development expenses for the six months 2020 decreased $418,661 or 45.3% to $506,057 from $924,718 for the six months 2019. The decrease was principally decreased activities attributable to the COVID-19 pandemic and lower development costs for new trials and wages of approximately $76,000 that were reimbursed through the CJRS. Partially offsetting the decrease was the unfavorable currency effect of $5,000.

There were no other operating expenses for the six months 2020 and $343,003 for 2019. The amount for 2019 was cost incurred by the Company as part of a restructuring plan to reduce inefficiencies at its U.K. facility.

Operating Income (Loss):

Operating loss for the six months 2020 was $1,341,927 compared to operating income of $2,012,171 for the six months 2019, a decrease of $3,354,098. The decrease was due to the decline in gross profit, which was partially offset by the decrease in operating expenses, which included the $343,003 non-recurring restructuring charge in 2019. The operating loss percentage was -4.7% of sales for the six months 2020 compared to the operating income percentage of 4.1% for the six months 2019.

Interest Expense:

Interest expense for the six months 2020 decreased $189,197 or 18.2% to $848,317 from $1,037,514 for the six months 2019. The decrease was primarily due to lower interest rates on LIBOR and prime during the six months 2020 and debt repayments compared to the six months 2019.

Funding from Paycheck Protection Program:

For the six months 2020, the $2,183,676 funding from the PPP is the amount of debt forgiveness that the Company expects to receive from the SBA under the CARES Act for eligible costs incurred by the Company as of July 5, 2020, as previously discussed.

Other Income (Expense):

Other expense for the six months 2020 was $271,170 compared to other income of $3,183 for the six months 2019. Included in other income (expense) are the currency gains and losses recognized on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros as these currencies fluctuated during the period. Also included in other income (expense) are gains and losses from the change in fair values on the Company’s foreign currency exchange contracts.

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

The tax benefit for the six months 2020 was $292,823, principally attributable to the results of the U.S. operations, compared to $18,309 for the six months 2019, principally attributable to the results of the U.K. operations.

Preferred Stock Dividend:

The terms of the acquisitions in November 2014 resulted in the issuance of preferred ownership units/stock of UEP Holdings, LLC and UGEL (formerly EPAL) to the sellers. These preferred units have carried quarterly dividend requirements on a total value of $55,000,000 at rates ranging from 5.0% to 8.0%. The dividend rate on the Series B UEP Holdings preferred units which started at 5.5% increases by 0.5% on the anniversary of the issuance up to a maximum of 8.0%. The payment of dividends for the six months ended July 5, 2020 and the three months ended December 29, 2019 was deferred to preserve cash and provide additional liquidity. As of July 5, 2020 and December 29, 2019, accrued dividends of $2,386,812 and $788,599, respectively, were included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Liquidity and Sources of Capital

Cash, as it is needed, is provided by using the Company’s lines of credit. These lines provide for a total borrowing commitment in excess of $33,000,000 subject to the underlying borrowing base specified in the agreements. Of the total outstanding borrowings of $15,404,849 at July 5, 2020, $10.8 million of the lines bears interest at LIBOR or the Eurodollar rate plus a range of 1.95% to 2.45%, depending on the underlying borrowing base and $4.6 million bears interest at the bank’s prime or base lending rate which was 3.25% at July 5, 2020. The lines provided additional availability of approximately $1.8 million and, combined with UEP’s and UGL’s total cash balances, liquidity was approximately $3.0 million at July 5, 2020. We plan to use this availability and cash provided by operating activities to finance our cash needs for the remaining months of fiscal 2020 and future periods. The balances due under the lines of credit are recorded as current liabilities on the consolidated balance sheets.

As a result of the COVID-19 pandemic, sales of the Company’s products are lower than expected. This has had a negative impact on the Company’s working capital which could affect its ability to borrow using the Company’s lines of credit. To increase its liquidity, as previously discussed, the Company has applied for loans under programs offered by the governmental agencies in the United States and in the United Kingdom. Early in the second quarter of 2020, the Company received $2,217,500 in funds through the Paycheck Protection Program administered by the United States Small Business Administration, of which $2,183,676 of this debt is expected to be forgiven as of July 5, 2020. In the U.K., the Company has also recorded £875,000 ($1,086,000) in funding available under the Coronavirus Job Retention Scheme which reimbursed the Company for the compensation expense paid to furloughed employees.

The Company continues to attempt to manage its operating costs to match the reduced sales volume. Although sales activities are increasing, this may not be sufficient to provide the funds needed particularly for the U.K. operations where the sales reduction was more significant. The Company is seeking additional funding through programs established by the U.K. government. There is no guarantee that the Company will be successful in obtaining this funding. The Company also approached its U.K. automotive customers and other stakeholders to provide additional working capital to meet various short-term cash needs. As of July 29, 2020, it received approximately $1.5 million in loans from these sources and an additional $800,000 loan from its principal shareholder.

The ratio of current assets to current liabilities, including the amount due under our lines of credit, was 0.80 at July 5, 2020 and 0.89 at December 29, 2019.

Cash balances increased $747,939, before the effects of currency translation of $(22,799), to $1,238,728 at July 5, 2020 from $513,588 at December 29, 2019. Of the above noted amounts, $334,243 and $498,007 were held outside the U.S. by our foreign subsidiaries as of July 5, 2020 and December 29, 2019, respectively.

Cash provided by operations was $5,752,683 for the six months 2020 compared to $805,473 for the six months 2019. For the six months 2020, cash provided by operations was primarily due to changes in working capital of $7,017,139 and net income of $15,085 offset by adjustments for non-cash items of $(957,162) and changes in other assets and liabilities of $(322,379). For the six months 2019, cash provided by operations was primarily due to adjustments for non-cash items of $1,109,420, net income of $996,149 and changes in other assets and liabilities of $41,131 offset by changes in working capital of $(1,341,227).

Cash used in investing activities was $919,610 for the six months 2020 compared to $826,643 for the six months 2019. During 2020 and 2019, cash used in investing activities was principally for purchases of machinery and equipment at our manufacturing locations and payments made for company-owned key man life insurance premiums.

For the six months 2020, cash used in financing activities was $4,085,134 compared to $288,174 for the six months 2019. Impacting cash flows from financing activities for the six months 2020 and 2019 were net payments on lines of credit of $4,685,592 and net advances on lines of credit of $1,879,227, respectively. The changes in the lines of credit reflect the funding of working capital. There were no preferred dividend payments during the six months 2020 compared to $1,560,822 during the six months 2019, which impacted cash flows from financing activities. As previously stated, the dividends for the six months 2020 were deferred to preserve cash and provide additional liquidity. During the six months 2020, payments of $775,000 were made on subordinated secured promissory notes to our majority shareholder. There were no similar payments made during the six months 2019.

Our credit agreements contain customary affirmative and negative covenants. We were in compliance with our debt covenants as of July 5, 2020 and through the date of filing of this report.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 5, 2020 and concluded that our disclosure controls and procedures were effective as of July 5, 2020.

Changes in Internal Controls over Financial Reporting

During the six months ended July 5, 2020, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Dated: August 14, 2020	By:	/s/ Howard R. Curd
Howard R. Curd Chief Executive Officer

Dated: August 14, 2020	By:	/s/ Edmund C. King
Edmund C. King Chief Financial Officer

