Form 10-Q
period 2020-10-04
UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.
filed 2020-11-18
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2020
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

As of November 2, 2020, the issuer had 3,412,186 shares of ordinary Common Stock, $0.001 par value, and 323,820 shares of Class B Common Stock, $0.001 par value, outstanding.

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

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Uniroyal Global Engineered Products, Inc.

Consolidated Balance Sheets

	(Unaudited)

ASSETS	October 4, 2020 (1)	December 29, 2019
CURRENT ASSETS
Cash and cash equivalents	$767,874	$513,588
Accounts receivable, net	9,689,695	11,662,325
Inventories, net	17,967,896	19,116,542
Other current assets	1,020,555	930,015
Related party receivable	37,556	-
Total Current Assets	29,483,576	32,222,470

PROPERTY AND EQUIPMENT, NET	18,414,393	19,103,319
OPERATING LEASE RIGHT-OF-USE ASSETS	6,088,870	6,607,963

OTHER ASSETS
Intangible assets	3,227,648	3,263,781
Goodwill	1,079,175	1,079,175
Other long-term assets	3,737,907	3,489,313
Total Other Assets	8,044,730	7,832,269
TOTAL ASSETS	$62,031,569	$65,766,021

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued in excess of bank balance	$147,960	$332,141
Lines of credit	18,452,489	20,530,773
Current maturities of long-term debt	1,092,420	1,238,541
Current maturities of finance lease liabilities	269,528	364,872
Accounts payable	8,338,193	9,232,119
Accrued expenses and other liabilities	7,035,285	3,890,367
Related party obligation	145,214	608,517
Current portion of postretirement benefit liability - health and life	155,803	155,803
Total Current Liabilities	35,636,892	36,353,133

LONG-TERM LIABILITIES
Long-term debt, less current portion	3,651,836	2,892,242
Finance lease liabilities, less current portion	294,955	492,613
Operating lease liabilities	5,713,922	6,106,568
Related party lease financing obligation	2,541,472	2,646,970
Long-term debt to related parties	3,774,613	3,190,655
Postretirement benefit liability - health and life, less current portion	2,575,124	2,592,023
Other long-term liabilities	573,815	715,308
Total Long-Term Liabilities	19,125,737	18,636,379
Total Liabilities	54,762,629	54,989,512

STOCKHOLDERS' EQUITY
Preferred units, Series A UEP Holdings, LLC, 200,000 units issued and outstanding ($100 issue price)	617,571	617,571
Preferred units, Series B UEP Holdings, LLC, 150,000 units issued and outstanding ($100 issue price)	463,179	463,179
Preferred stock, Uniroyal Global (Europe) Limited, 50 shares issued and outstanding ($1.51 stated value)	75	75
Common stock, 95,000,000 shares authorized ($.001 par value) 3,736,006 shares issued and outstanding as of October 4, 2020 and December 29, 2019	3,736	18,680
Additional paid-in capital	35,290,590	35,275,646
Accumulated deficit	(27,696,592)	(24,301,203)
Accumulated other comprehensive loss	(1,409,619)	(1,297,439)
Total Stockholders' Equity	7,268,940	10,776,509

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,031,569	$65,766,021

(1)	The amounts in common stock and additional paid-in capital were adjusted to reflect the one-for-five reverse stock split ("reverse stock split") as of February 24, 2020, the effective date of the reverse stock split. See Note 1 for additional information.

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended

	October 4, 2020	September 29, 2019 (1)	October 4, 2020	September 29, 2019 (1)

NET SALES	$15,171,898	$22,033,539	$43,528,393	$71,523,182

COST OF GOODS SOLD	13,114,967	18,471,639	37,931,227	59,434,689

Gross Profit	2,056,931	3,561,900	5,597,166	12,088,493

OPERATING EXPENSES:
Selling	778,699	1,061,781	2,278,279	3,348,622
General and administrative	1,957,486	1,373,118	4,834,011	4,332,978
Research and development	198,182	377,989	704,239	1,302,707
Other operating expenses	-	-	-	343,003
OPERATING EXPENSES	2,934,367	2,812,888	7,816,529	9,327,310

Operating (Loss) Income	(877,436)	749,012	(2,219,363)	2,761,183

OTHER INCOME (EXPENSE):
Interest and other debt related expense	(367,454)	(509,829)	(1,215,771)	(1,547,343)
Funding from Paycheck Protection Program	33,824	-	2,217,500	-
Other income (expense)	85,753	50,213	(185,417)	53,396
Net Other Income (Expense)	(247,877)	(459,616)	816,312	(1,493,947)

(LOSS) INCOME BEFORE TAX PROVISION	(1,125,313)	289,396	(1,403,051)	1,267,236

TAX (BENEFIT) PROVISION	(111,318)	12,022	(404,141)	(6,287)

NET (LOSS) INCOME	(1,013,995)	277,374	(998,910)	1,273,523

Preferred stock dividend	(808,638)	(777,372)	(2,396,479)	(2,339,862)

NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(1,822,633)	$(499,998)	$(3,395,389)	$(1,066,339)

LOSS PER COMMON SHARE:
Basic	$(0.49)	$(0.13)	$(0.91)	$(0.29)
Diluted	$(0.49)	$(0.13)	$(0.91)	$(0.29)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	3,736,006	3,736,006	3,736,006	3,736,988
Diluted	3,736,006	3,736,006	3,736,006	3,736,988

(1)	Share and per share amounts for the three and nine months ended September 29, 2019 have been restated to reflect the one-for-five reverse stock split that became effective on February 24, 2020. See Note 1 for additional information.

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended

	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019

NET (LOSS) INCOME	$(1,013,995)	$277,374	$(998,910)	$1,273,523

OTHER COMPREHENSIVE INCOME (LOSS):
Minimum benefit liability adjustment	-	(73,617)	-	(220,851)
Foreign currency translation adjustment	235,736	(240,059)	(112,180)	(221,612)
OTHER COMPREHENSIVE INCOME (LOSS)	235,736	(313,676)	(112,180)	(442,463)

COMPREHENSIVE (LOSS) INCOME	(778,259)	(36,302)	(1,111,090)	831,060

Preferred stock dividend	(808,638)	(777,372)	(2,396,479)	(2,339,862)

COMPREHENSIVE LOSS TO COMMON SHAREHOLDERS	$(1,586,897)	$(813,674)	$(3,507,569)	$(1,508,802)

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	UEPH Series A		UEPH Series B		UGEL Preferred		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Units	Amount	Units	Amount	Shares	Amount	Shares (1)	Amount (1)	Capital (1)	Deficit	Loss	Equity
For the Three Months Ended
September 29, 2019
Balance June 30, 2019	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$18,680	$35,275,646	$(22,702,471)	$(831,432)	$12,841,248
Net income	-	-	-	-	-	-	-	-	-	277,374	-	277,374
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(313,676)	(313,676)
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(777,372)	-	(777,372)
Balance September 29, 2019	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$18,680	$35,275,646	$(23,202,469)	$(1,145,108)	$12,027,574

For the Three Months Ended
October 4, 2020
Balance July 5, 2020	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$3,736	$35,290,590	$(25,873,959)	$(1,645,355)	$8,855,837
Net loss	-	-	-	-	-	-	-	-	-	(1,013,995)	-	(1,013,995)
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	235,736	235,736
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(808,638)	-	(808,638)
Balance October 4, 2020	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$3,736	$35,290,590	$(27,696,592)	$(1,409,619)	$7,268,940

For the Nine Months Ended
September 29, 2019
Balance December 30, 2018	200,000	$617,571	150,000	$463,179	50	$75	3,738,006	$18,690	$35,244,770	$(22,136,130)	$(702,645)	$13,505,510
Net income	-	-	-	-	-	-	-	-	-	1,273,523	-	1,273,523
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(442,463)	(442,463)
Stock-based compensation expense	-	-	-	-	-	-	-	-	44,166	-	-	44,166
Treasury shares purchased at cost and retired	-	-	-	-	-	-	(2,000)	(10)	(13,290)	-	-	(13,300)
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(2,339,862)	-	(2,339,862)
Balance September 29, 2019	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$18,680	$35,275,646	$(23,202,469)	$(1,145,108)	$12,027,574

For the Nine Months Ended
Balance December 29, 2019	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$18,680	$35,275,646	$(24,301,203)	$(1,297,439)	$10,776,509
Net loss	-	-	-	-	-	-	-	-	-	(998,910)	-	(998,910)
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(112,180)	(112,180)
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(2,396,479)	-	(2,396,479)
Adjustment for a 1-for-5 reverse stock split	-	-	-	-	-	-	-	(14,944)	14,944	-	-	-
Balance October 4, 2020	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$3,736	$35,290,590	$(27,696,592)	$(1,409,619)	$7,268,940

(1)	The number of shares of common stock reflect the one-for-five reverse stock split that became effective on February 24, 2020.
The amounts in common stock and additional paid-in capital were adjusted as of the effective date of the one-for five reverse stock split. See Note 1 for additional information.

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES	October 4, 2020	September 29, 2019

Net (loss) income	$(998,910)	$1,273,523
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation	1,757,012	1,778,280
Stock-based compensation expense	-	44,166
Amortization of intangible assets	11,250	12,917
Loss on disposal of property and equipment	3,871	68,395
Noncash postretirement benefit - health and life	-	(220,851)
Funding from Paycheck Protection Program recognized as income	(2,217,500)	-
Noncash lease adjustment	66,591	(26,258)
Changes in assets and liabilities:
Accounts receivable	1,862,403	(1,187,917)
Inventories	1,029,195	(82,294)
Other current assets	(99,857)	324,711
Related party receivable	(37,556)	(13,099)
Other long-term assets	(281,231)	74,135
Accounts payable	(784,890)	185,837
Accrued expenses and other liabilities	803,544	249,784
Postretirement benefit liability - health and life	(16,899)	(18,208)
Other long-term liabilities	(130,374)	(7,244)
Cash provided by operating activities	966,649	2,455,877

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,200,045)	(1,584,511)
Proceeds from policy loans, net of payments on life insurance policies	28,787	127,440
Cash used in investing activities	(1,171,258)	(1,457,071)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in checks issued in excess of bank balance	(184,181)	(102,725)
Net advances (payments) on lines of credit	(1,913,809)	1,893,069
Payments on long-term debt	(899,690)	(772,381)
Proceeds from issuance of long-term debt - Paycheck Protection Program	2,217,500	-
Proceeds from issuance of long-term debt - automotive lenders	1,519,861	-
Proceeds from issuance of long-term debt - other	-	454,088
Payments on finance lease liabilities	(289,948)	(484,834)
Proceeds from related party obligations	983,958	800,000
Payments on related party obligations	(968,801)	(628,023)
Payment of preferred stock dividends	-	(2,332,503)
Purchase and retirement of treasury stock	-	(13,300)
Cash provided by (used in) financing activities	464,890	(1,186,609)
Net change in cash and cash equivalents	260,281	(187,803)
Cash and cash equivalents - beginning of period	513,588	1,028,841
Effects of currency translation on cash and cash equivalents	(5,995)	(22,749)

CASH AND CASH EQUIVALENTS - END OF PERIOD	$767,874	$818,289

See Note 2 for noncash transactions and supplemental disclosure of cash flow information.

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

October 4, 2020

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

The results of operations for the interim period ended October 4, 2020 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 29, 2019, which are contained in the Company’s 2019 Annual Report on Form 10-K.

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

The Company and its subsidiaries use a 52/53-week fiscal year ending on the Sunday nearest to December 31. The current year ending January 3, 2021 is a 53-week year whereas the prior year ended December 29, 2019 was a 52-week year. The Company’s U.K. subsidiaries use the calendar year end of December 31. The activity of the U.K. subsidiaries that occurs on the days that do not coincide with the Company’s year-end is not material. The three months ended October 4, 2020 and September 29, 2019 were both 13-week periods while the nine months ended October 4, 2020 was a 40-week period and the nine months ended September 29, 2019 was a 39-week period.

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of October 4, 2020 and the results of operations, comprehensive loss and cash flows for the interim periods ended October 4, 2020 and September 29, 2019.

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

One-for-Five Reverse Stock Split

On January 27, 2020, the Company announced a one-for-five reverse stock split (“reverse stock split”) on its common stock that became effective on February 24, 2020. The amounts in common stock and additional paid-in capital were adjusted as of the effective date to reflect the reverse stock split. Share and per share amounts for the three and nine months ended September 29, 2019 have been restated to give effect to the reverse stock split.

Coronavirus (COVID-19)

Subsequent to year-end 2019, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak a public health emergency. There have been mandates from international, federal, state and local authorities requiring forced closures of various schools, businesses and other facilities and organizations although there have been some recent easings of these closures. These forced closures have negatively impacted the Company’s business. Primarily due to the negative impact that COVID-19 is having on the global economy, the Company began to experience a decline in sales during the latter part of March 2020. In order to mitigate the effect of the decrease in revenue, the Company is managing its costs, which included initially reducing staff at its manufacturing facilities with production at one-third capacity at the U.S. facility and the entire production staff furloughed at the U.K. facility beginning in late March. During June 2020, the Company had some employees return to work as its U.K. facility started limited production of vinyl products based on orders it was receiving from its customers. The Company brought back additional production workers as incoming orders increased during the third quarter of 2020. Demand for our products continues to improve in the fourth quarter although it is well below normalized levels.

Additionally, the Company has applied for loans under programs offered by the governmental agencies in the United States and in the United Kingdom and is exploring options for other supplementary cash flow opportunities to provide further liquidity.

For the U.S. operations, during the second quarter of 2020 the Company received $2,217,500 in funds from One Community Bank (formerly Oregon Community Bank) through the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”) under the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”). The loan matures on April 13, 2022 and bears an interest rate of 1.0%. The Company is required to make monthly payments of principal and interest beginning November 13, 2020 based on the amount that is outstanding on October 13, 2020 in order to fully amortize the loan by April 13, 2022. The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

All or a portion of the loan may be forgiven by the SBA for costs the Company incurs for payroll, rent, utilities and all other allowable expenses during the 24-week period beginning April 13, 2020. The Company used all proceeds from the loan to maintain payroll and make payments for lease, utility and other allowable expenses. Included in the accompanying consolidated statements of operations for the nine months ended October 4, 2020 was $2,217,500 of loan forgiveness that the Company expects to receive from the SBA. Although the Company has not been legally released from this amount of the loan, management concluded that there was reasonable assurance that the Company had substantially met the terms for forgiveness and therefore recognized this amount as income as a component of other income (expense). The Company submitted its application for loan forgiveness to One Community Bank in September 2020.

Also for the U.S. operations, during the third quarter of 2020 the Company applied for a $3.2 million loan from Wells Fargo Capital Finance, LLC through the Main Street Lending Program established by the Federal Reserve Board; however, there can be no guarantee that the Company will be successful in obtaining this funding.

For the U.K. operations, during the three and nine months ended October 4, 2020 the Company recorded reimbursed costs of approximately $474,000 and $1,560,000, respectively, under the Coronavirus Job Retention Scheme (“CJRS”) set up by the U.K. government to help employers pay the wages of those employees who would otherwise have been laid off during the coronavirus outbreak but under the CJRS were furloughed instead. This program reimbursed the Company for 80% of the compensation expense plus national insurance and certain benefits paid to the furloughed employees, resulting in lower salary expense for the Company. While the employees were on furlough, the compensation paid to them was limited to the amount reimbursed by the CJRS. The Company recorded the reimbursed amounts as reductions to the associated expenses.

Additionally for the U.K. operations, during the third quarter of 2020 the Company received a $783,958 loan from its principal shareholder and $1,545,538 in loans from automotive lenders. These funds provided additional working capital to meet various short-term cash needs.

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

The payment of dividends for the nine months ended October 4, 2020 and the three months ended December 29, 2019 was deferred to preserve cash and provide additional liquidity. As of October 4, 2020 and December 29, 2019, accrued dividends of $3,154,042 and $788,599, respectively, were included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Legal Proceedings

On October 1, 2020, the Health and Safety Executive (“HSE”), the government agency responsible for the enforcement of health and safety law in the U.K., charged our U.K. subsidiary, Uniroyal Global Limited, with an offense under the Health and Safety at Work etc. Act 1974 arising from an August 2019 incident in which an employee was injured in the course of his employment.

The Company fully cooperated with the HSE investigation and, at this time, intends to negotiate a plea based on the legal advice provided to it to date. Based on this legal advice, the Company believes that £150,000 ($195,000) is a reasonable estimate of the fine to be imposed. Accordingly, the Company has recorded a charge of $195,000 in general and administrative expenses in the accompanying Consolidated Statements of Operations for the three and nine months ended October 4, 2020.

2.	Noncash Transactions and Supplemental Disclosure of Cash Flow Information

During the nine months ended October 4, 2020, the Company recorded funding from the Paycheck Protection Program of $2,217,500, which is the amount of debt forgiveness that it expects to receive for the loan it made through the Paycheck Protection Program. Although the Company has not been legally released from this amount of the loan, management concluded that there was reasonable assurance that the Company had substantially met the terms for forgiveness, including using all proceeds from the loan for eligible costs (as defined under the Paycheck Protection Program). The Company submitted its application for loan forgiveness in September 2020.

During the nine months ended September 29, 2019, the Company entered into several equipment financing obligations with fair values of $379,126, which are accounted for as capital assets. The fair values were added to property and equipment and a corresponding amount to long-term debt or related party lease financing obligation.

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases” on December 31, 2018. Under this new standard, the Company was required to record on its balance sheet previously unrecorded operating leases based on the present value of remaining lease payments. Per this new standard, the Company recorded operating lease right-of-use (“ROU”) assets and operating lease liabilities of $6,815,376 on its consolidated balance sheet as of December 31, 2018.

During the third quarter of 2020 and 2019, the Company obtained $130,000 and $249,051, respectively, in loans against the cash value of its company owned life insurance policies and are shown net of payments of $101,213 and $121,611, respectively, on the life insurance policies in the consolidated statements of cash flows. These loans have a weighted average interest rate of 3.65% and can be repaid at any time.

The following is supplemental disclosure of cash paid for the nine months ended:

	October 4, 2020	September 29, 2019

Interest	$1,272,124	$1,452,735

3.	Fair Value of Financial Instruments

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

For the nine months ended October 4, 2020, there have been no changes in the application of valuation methods applied to similar assets and liabilities.

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

5.	Inventories

Inventories consist of the following:

	October 4, 2020	December 29, 2019

Raw materials	$4,847,141	$5,430,125
Work-in-process	4,155,246	4,677,987
Finished goods	11,086,340	10,922,947
	20,088,727	21,031,059
Less: Allowance for inventory obsolescence	(2,120,831)	(1,914,517)

Total Inventories, net	$17,967,896	$19,116,542

6.	Other Long-term Assets

Other long-term assets consist of the following:

	October 4, 2020	December 29, 2019

Deferred tax asset, net	$2,970,289	$2,694,550
Other	767,618	794,763

Total Other Long-term Assets	$3,737,907	$3,489,313

7.	Other Long-term Liabilities

Other long-term liabilities consist of the following:

	October 4, 2020	December 29, 2019

Deferred tax liability	$568,452	$709,945
Other	5,363	5,363

Total Other Long-term Liabilities	$573,815	$715,308

8.	Lines of Credit

The Company’s Uniroyal subsidiary has available a $30,000,000 revolving line of credit financing agreement with Wells Fargo Capital Finance, LLC (“Uniroyal Line of Credit”), which matures on June 15, 2023. Interest is payable monthly at the Eurodollar rate plus 2.25% or Wells Fargo Capital Finance, LLC's prime rate at the Company's election on outstanding balances up to $6,000,000 and prime rate on amounts in excess of $6,000,000. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable, inventories and equipment. The line of credit is secured by substantially all of Uniroyal's assets and includes certain financial and restrictive covenants. The Company was in compliance with these covenants as of October 4, 2020.

The outstanding balance on the Uniroyal Line of Credit was $10,566,665 and $10,328,913 as of October 4, 2020 and December 29, 2019, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying consolidated balance sheets. Based upon eligible accounts receivable, inventories and equipment at October 4, 2020, the Uniroyal Line of Credit provided additional availability of approximately $368,000 and, combined with its total cash balance of $237,498, Uniroyal had liquidity of approximately $605,000 as of October 4, 2020.

The Company’s UGL subsidiary has available a £10,500,000 (approximately $13.6 million) revolving line of credit financing agreement with Lloyds Bank Commercial Finance Limited (“UGL Line of Credit”), which is subject to a six-month notice by either party. The line has several tranches based on currency or underlying security. Interest is payable monthly at the base rate (U.K. LIBOR or Lloyds Bank Base Rate as published) plus 1.95% to 2.45% depending on the tranche. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable and inventories. The line of credit is secured by substantially all of the subsidiary's assets and includes certain financial and restrictive covenants. The Company was in compliance with these covenants as of October 4, 2020.

The outstanding balance on the UGL Line of Credit was £6,095,747 and £7,787,002 ($7,885,824 and $10,201,860) as of October 4, 2020 and December 29, 2019, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying consolidated balance sheets. Based upon eligible accounts receivable and inventories at October 4, 2020, the UGL Line of Credit provided additional availability of approximately $1.3 million and, combined with its total cash balance of $507,370, UGL had liquidity of approximately $1.8 million as of October 4, 2020.

9.	Long-term Debt

Long-term debt consists of the following:

	Interest Rate	October 4, 2020	December 29, 2019

Notes Payable
Wells Fargo Capital Finance, LLC	Prime	$837,866	$1,099,700
Lloyds Bank Commercial Finance Limited	4.23%	48,671	60,971
Lloyds Bank Commercial Finance Limited	LIBOR + 3.50%	162,973	217,211
Automotive lenders	0.0%	1,545,538	-
		2,595,048	1,377,882
Equipment Financing Obligation
Kennet Equipment Leasing Limited	10.90%	52,462	238,514
Regents Capital Corporation	6.20%-7.24%	759,458	994,830
Lloyds Bank Commercial Finance Limited	3.95%	1,337,288	1,519,557
		2,149,208	2,752,901
		4,744,256	4,130,783
Less: Current portion		(1,092,420)	(1,238,541)
Long-term Portion		$3,651,836	$2,892,242

During the third quarter of 2020, the Company received $1,545,538 in loans from automotive lenders. The loans are to be repaid in increasing quarterly installments beginning in September 2021 with the final payment in March 2023. No interest is payable on the loans.

10.	Related Party Obligations

Long-term debt to related parties consists of the following:

	Interest Rate	October 4, 2020	December 29, 2019

Senior subordinated promissory note	9.25%	$2,000,000	$2,000,000
Senior secured promissory note	10.00%	765,655	765,655
Subordinated secured promissory note	8.00%	225,000	225,000
Subordinated secured promissory note	8.00%	-	200,000
Subordinated secured promissory note	0.00%	783,958	-
		3,774,613	3,190,655
Less: Current portion		-	-
Long-term Portion		$3,774,613	$3,190,655

The above notes that were outstanding at October 4, 2020 and December 29, 2019 were amended on March 20, 2020 to change the maturity dates to January 15, 2022. No other terms of the notes were changed. The $200,000 note, which was outstanding since January 2019, was repaid in March 2020.

During the third quarter of 2020, the Company issued a $783,958 subordinated secured promissory note to its majority shareholder that matures on April 5, 2023. No interest is payable on the note.

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

The lease financing obligation consists of the following:

	October 4, 2020	December 29, 2019

Related party lease financing obligation	$2,686,686	$2,780,487
Less: Current portion	(145,214)	(133,517)

Long-term Portion	$2,541,472	$2,646,970

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

	October 4, 2020	December 29, 2019

Current portion of related party lease financing obligation	$145,214	$133,517

Related party subordinated secured promissory note	-	350,000

Related party subordinated secured promissory note	-	125,000

Related Party Obligation	$145,214	$608,517

The related party subordinated secured promissory notes were at a rate of 10%. During the three months ended April 5, 2020, the Company’s majority shareholder advanced $200,000 to the Company, which the Company repaid within the same period.

11.	Leases

The Company has operating leases for equipment and office facilities and finance leases for equipment. These leases expire at various dates from October 2020 through March 2039. Operating leases are included in operating lease right-of-use assets, accrued expenses and other liabilities, and operating lease liabilities in the accompanying consolidated balance sheets. Finance lease right-of-use assets are included in property and equipment, current maturities of finance lease liabilities, and finance lease liabilities, less current portion in the accompanying consolidated balance sheets.

The components of lease expense for the three and nine months ended October 4, 2020 and September 29, 2019 are as follows:

	Three Months Ended		Nine Months Ended
	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
Operating lease expense	$249,069	$285,732	$746,045	$849,936

Finance lease expense:
Amortization of right-of-use assets	$49,803	$56,145	$158,658	$172,236
Interest on lease liabilities	7,090	12,960	24,441	44,483
Total finance lease expense	$56,893	$69,105	$183,099	$216,719

Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended October 4, 2020 and September 29, 2019 are as follows:

	Three Months Ended		Nine Months Ended
	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
Operating cash flows from operating leases	$249,920	$274,760	$670,267	$708,897
Operating cash flows from finance leases	$7,090	$12,960	$24,441	$44,483
Financing cash flows from finance leases	$71,720	$156,048	$289,948	$484,834

Right-of-use assets obtained in exchange for lease obligations for the three and nine months ended October 4, 2020 and September 29, 2019 are as follows:

	Three Months Ended		Nine Months Ended
	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
Operating leases	$-	$-	$-	$287,828
Finance leases	$-	$-	$-	$13,197

Supplemental balance sheet and other information related to operating leases are as follows:

	October 4, 2020	December 29, 2019
Operating leases:
Operating lease right-of-use assets	$6,088,870	$6,607,963
Accrued expenses and other liabilities	$438,547	$497,225
Operating lease liabilities	5,713,922	6,106,568
Total operating lease liabilities	$6,152,469	$6,603,793
Weighted average remaining lease term	15.66 years	15.75 years
Weighted average discount rate	7.23%	7.16%

Supplemental balance sheet and other information related to finance leases are as follows:

	October 4, 2020	December 29, 2019
Finance leases:
Property and equipment, net	$2,281,411	$2,458,155
Current maturities of finance lease liabilities	$269,528	$364,872
Finance lease liabilities, less current portion	294,955	492,613
Total finance lease liabilities	$564,483	$857,485
Weighted average remaining lease term	2.1 years	2.5 years
Weighted average discount rate	4.63%	4.73%

Maturities of operating and finance lease liabilities as of October 4, 2020 are as follows:

	Operating Leases	Finance Leases
Due in one year or less	$864,803	$289,047
Due after one year through two years	827,359	246,458
Due after two years through three years	716,012	56,096
Due after three years through four years	521,663	1,822
Due after four years through five years	504,331	-
Thereafter	7,533,702	-
Total lease payments	10,967,870	593,423
Less: Interest	(4,815,401)	(28,940)
Total	$6,152,469	$564,483

12.	Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss were as follows:

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustment	Total

Balance at December 29, 2019	$5,694	$(1,303,133)	$(1,297,439)

Other comprehensive loss before reclassifications	-	(112,180)	(112,180)

Balance at October 4, 2020	$5,694	$(1,415,313)	$(1,409,619)

13.	Stock Based Compensation

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

Stock option activity for the nine months ended October 4, 2020 and September 29, 2019 is as follows:

	Stock Options
	Total	Weighted Average Exercise Price	Exercis- able	Weighted Average Exercise Price	Non- Vested	Weighted Average Exercise Price
Outstanding at December 30, 2018 (1)	189,300	$13.98	166,867	$13.46	22,433	$17.85
Granted	-	-	-	-	-	-
Vested (1)	-	-	22,433	17.85	(22,433)	17.85
Exercised	-	-	-	-	-	-
Forfeited or cancelled (1)	(7,500)	13.85	(7,500)	13.85	-	-
Outstanding at September 29, 2019 (1)	181,800	$13.99	181,800	$13.99	-	$-

Outstanding at December 29, 2019	151,800	$14.02	151,800	$14.02	-	$-
Granted	-	-	-	-	-	-
Vested	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited or cancelled	-	-	-	-	-	-
Outstanding at October 4, 2020	151,800	$14.02	151,800	$14.02	-	$-

Aggregate Intrinsic Value September 29, 2019	$-		$-		$-

Aggregate Intrinsic Value October 4, 2020	$-		$-		$-

(1)	The number and weighted average exercise price of options have been restated to reflect a one-for-five reverse stock split that became effective on February 24, 2020. See Note 1 for additional information.

As of October 4, 2020 and September 29, 2019, there was no aggregate intrinsic value of the options outstanding because the options’ weighted average exercise prices of $14.02 and $13.99 per share, respectively, were greater than the average market prices of the common shares.

There was no option expense recognized for the three months ended October 4, 2020 and September 29, 2019, and for the nine months ended October 4, 2020. Option expense recognized was $44,166 for the nine months ended September 29, 2019. As of October 4, 2020, there was no unrecognized compensation cost related to the options granted under the 2015 Stock Option Plan.

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

The following table sets forth the computation of loss per common share - basic and loss per common share – diluted for the three and nine months ended October 4, 2020 and September 29, 2019:

	Three Months Ended		Nine Months Ended
	October 4, 2020	September 29, 2019 (1)	October 4, 2020	September 29, 2019 (1)
Numerator
Net loss allocable to common shareholders	$(1,822,633)	$(499,998)	$(3,395,389)	$(1,066,339)

Denominator
Denominator for basic earnings per share - weighted average shares outstanding	3,736,006	3,736,006	3,736,006	3,736,988
Weighted average effect of dilutive securities	-	-	-	-
Denominator for dilutive earnings per share - weighted average shares outstanding	3,736,006	3,736,006	3,736,006	3,736,988

Basic and Diluted Net Loss Per Share
Net loss allocable to common shareholders	$(0.49)	$(0.13)	$(0.91)	$(0.29)
Effect of dilutive securities	-	-	-	-
Net loss allocable to common shareholders	$(0.49)	$(0.13)	$(0.91)	$(0.29)

(1)	Share and per share amounts for the three and nine months ended September 29, 2019 have been restated to reflect a one-for-five reverse stock split that became effective on February 24, 2020. See Note 1 for additional information.

Due to the net loss allocable to common shareholders for the three and nine months ended October 4, 2020 and the three and nine months ended September 29, 2019, the calculations of basic and diluted loss per share were the same since including options to purchase shares of the Company’s common stock in the calculations of diluted loss per share would have been anti-dilutive. However, if diluted earnings per share had been reported for the three and nine months ended October 4, 2020 and the three and nine months ended September 29, 2019, the calculations would have excluded options to purchase 151,800 and 181,800 shares of common stock, respectively, because the options’ weighted average exercise prices of $14.02 and $13.99 per share, respectively, were greater than the average market prices of the common shares.

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

The following table sets forth revenue disaggregated by the Company’s automotive and industrial sectors for the three and nine months ended October 4, 2020 and September 29, 2019:

	Three Months Ended		Nine Months Ended
	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
Revenue by product sector:
Automotive	$9,064,735	$14,133,223	$24,866,376	$46,433,893
Industrial	6,107,163	7,900,316	18,662,017	25,089,289
Total Revenue	$15,171,898	$22,033,539	$43,528,393	$71,523,182

The following table sets forth revenue disaggregated by the geographic locations of the Company’s customers for the three and nine months ended October 4, 2020 and September 29, 2019:

	Three Months Ended		Nine Months Ended
	October 4, 2020	September 29, 2019	October 4, 2020	September 29, 2019
Revenue by customer location:
North America	$7,562,196	$11,213,393	$23,714,242	$35,527,931
Europe	6,529,779	9,362,032	17,139,460	31,968,702
Asia	885,984	1,383,081	2,214,264	3,799,104
Other	193,939	75,033	460,427	227,445
Total Revenue	$15,171,898	$22,033,539	$43,528,393	$71,523,182

17.	Restructuring Expenses

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

The Company has evaluated subsequent events occurring through the date that the financial statements were available to be issued for events requiring recording or disclosure in the October 4, 2020 consolidated financial statements. Subsequent to October 4, 2020, the Company received approximately $384,000 in a loan from its majority shareholder and $1.6 million in loans from automotive lenders with additional availability of approximately $400,000, which will provide more working capital to meet various short-term cash needs.

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

Overview:

The Company and its subsidiaries use a 52/53-week fiscal year ending on the Sunday nearest to December 31. The current year ending January 3, 2021 is a 53-week year whereas the prior year ended December 29, 2019 was a 52-week year. The Company’s U.K. subsidiaries use the calendar year end of December 31. The activity of the U.K. subsidiaries that occurs on the days that do not coincide with the Company’s year-end is not material. The three months ended October 4, 2020 and September 29, 2019 were both 13-week periods while the nine months ended October 4, 2020 was a 40-week period and the nine months ended September 29, 2019 was a 39-week period.

Our Earby, England operation’s functional currency is the British Pound Sterling (“Pound Sterling”) and has sales and purchases transactions that are denominated in currencies other than the Pound Sterling, principally the Euro. Approximately 26% of the Company’s global revenues and 29% of its global raw material purchases are derived from these Euro transactions.

The average year-to-date exchange rate for the Pound Sterling to the U.S. Dollar was approximately 0.5% lower and the average exchange rate for the Euro to the Pound Sterling was approximately 0.1% higher in 2020 compared to 2019. These small exchange rate changes had the effect of slightly increasing net sales by approximately $2,000 for the nine months ended October 4, 2020. The overall currency effect on the Company’s net loss was a positive amount of approximately $4,000 for the nine months ended October 4, 2020.

On January 27, 2020, the Company announced a one-for-five reverse stock split (“reverse stock split”) on its common stock that became effective on February 24, 2020. The amounts in common stock and additional paid-in capital were adjusted as of the effective date to reflect the reverse stock split. Share and per share amounts for the three and nine months ended September 29, 2019 have been restated to give effect to the reverse stock split.

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

Subsequent to year-end 2019, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak a public health emergency. There have been mandates from international, federal, state and local authorities requiring forced closures of various schools, businesses and other facilities and organizations although there have been some recent easings of these closures. These forced closures have negatively impacted the Company’s business. Primarily due to the negative impact that COVID-19 is having on the global economy, the Company began to experience a decline in sales during the latter part of March 2020. In order to mitigate the effect of the decrease in revenue, the Company is managing its costs, which included initially reducing staff at its manufacturing facilities with production at one-third capacity at the U.S. facility and the entire production staff furloughed at the U.K. facility beginning in late March. During June 2020, the Company had some employees return to work as its U.K. facility started limited production of vinyl products based on orders it was receiving from its customers. The Company brought back additional production workers as incoming orders increased during the third quarter of 2020. Demand for our products continues to improve in the fourth quarter although it is well below normalized levels.

Additionally, the Company has applied for loans under programs offered by the governmental agencies in the United States and in the United Kingdom and is exploring options for other supplementary cash flow opportunities to provide further liquidity.

For the U.S. operations, during the second quarter of 2020 the Company received $2,217,500 in funds from One Community Bank (formerly Oregon Community Bank) through the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”) under the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”). The loan matures on April 13, 2022 and bears an interest rate of 1.0%. The Company is required to make monthly payments of principal and interest beginning November 13, 2020 based on the amount that is outstanding on October 13, 2020 in order to fully amortize the loan by April 13, 2022. The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

All or a portion of the loan may be forgiven by the SBA for costs the Company incurs for payroll, rent, utilities and all other allowable expenses during the 24-week period beginning April 13, 2020. The Company used all proceeds from the loan to maintain payroll and make payments for lease, utility and other allowable expenses. Included in the accompanying consolidated statements of operations for the nine months ended October 4, 2020 was $2,217,500 of loan forgiveness that the Company expects to receive from the SBA. Although the Company has not been legally released from this amount of the loan, management concluded that there was reasonable assurance that the Company had substantially met the terms for forgiveness and therefore recognized this amount as income as a component of other income (expense). The Company submitted its application for loan forgiveness to One Community Bank in September 2020.

Also for the U.S. operations, during the third quarter of 2020 the Company applied for a $3.2 million loan from Wells Fargo Capital Finance, LLC through the Main Street Lending Program established by the Federal Reserve Board; however, there can be no guarantee that the Company will be successful in obtaining this funding.

For the U.K. operations, during the three and nine months ended October 4, 2020 the Company recorded reimbursed costs of approximately $474,000 and $1,560,000, respectively, under the Coronavirus Job Retention Scheme (“CJRS”) set up by the U.K. government to help employers pay the wages of those employees who would otherwise have been laid off during the coronavirus outbreak but under the CJRS were furloughed instead. This program reimbursed the Company for 80% of the compensation expense plus national insurance and certain benefits paid to the furloughed employees, resulting in lower salary expense for the Company. While the employees were on furlough, the compensation paid to them was limited to the amount reimbursed by the CJRS. The Company recorded the reimbursed amounts as reductions to the associated expenses.

Additionally for the U.K. operations, during the third quarter of 2020 the Company received a $783,958 loan from its principal shareholder and $1,545,538 in loans from automotive lenders. These funds provided additional working capital to meet various short-term cash needs.

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

Three Months Ended October 4, 2020 Compared to the Three Months Ended September 29, 2019

The following table sets forth, for the three months ended October 4, 2020 (“three months 2020”) and September 29, 2019 (“three months 2019”), certain operational data including their respective percentage of net sales:

	Three Months Ended
	October 4, 2020		September 29, 2019		Change	% Change

Net Sales	$15,171,898	100.0%	$22,033,539	100.0%	$(6,861,641)	-31.1%
Cost of Goods Sold	13,114,967	86.4%	18,471,639	83.8%	(5,356,672)	-29.0%
Gross Profit	2,056,931	13.6%	3,561,900	16.2%	(1,504,969)	-42.3%
Operating Expenses:
Selling	778,699	5.1%	1,061,781	4.8%	(283,082)	-26.7%
General and administrative	1,957,486	12.9%	1,373,118	6.2%	584,368	42.6%
Research and development	198,182	1.3%	377,989	1.7%	(179,807)	-47.6%
Total Operating Expenses	2,934,367	19.3%	2,812,888	12.8%	121,479	4.3%
Operating (Loss) Income	(877,436)	-5.8%	749,012	3.4%	(1,626,448)	<-100%
Interest expense	(367,454)	-2.4%	(509,829)	-2.3%	142,375	-27.9%
Funding from Paycheck Protection Program	33,824	0.2%	-	0.0%	33,824	-
Other income	85,753	0.6%	50,213	0.2%	35,540	70.8%
(Loss) Income before Tax Provision	(1,125,313)	-7.4%	289,396	1.3%	(1,414,709)	<-100%
Tax (benefit) provision	(111,318)	-0.7%	12,022	0.1%	(123,340)	<-100%
Net (Loss) Income	(1,013,995)	-6.7%	277,374	1.3%	(1,291,369)	<-100%
Preferred stock dividend	(808,638)	-5.3%	(777,372)	-3.5%	(31,266)	4.0%
Net Loss Allocable to Common Shareholders	$(1,822,633)	-12.0%	$(499,998)	-2.3%	$(1,322,635)	>100%

Revenue:

Total revenue for the three months 2020 decreased $6,861,641 or 31.1% to $15,171,898 from $22,033,539 for the three months 2019. There was a favorable currency effect of approximately $367,000 on total revenue.

For the three months 2020 compared to the three months 2019, U.S. automotive sales decreased 47.7% and European automotive sales decreased 33.8% (excluding the currency adjustment). This significant decrease was principally due to the COVID-19 pandemic, where most of the Company’s customers in this market and the OEMs of the automobiles that use the Company’s products, shut down production lines or their entire production facilities at the end of the first quarter 2020 and continued into the second quarter 2020 as the pandemic continued. The automotive market began to improve at the end of the second quarter as most of the customers and OEMs were restarting their production facilities. Due to the continuing improvement in the automotive market and the Company retaining all of its programs, the Company’s sales activity increased significantly in the third quarter 2020 as compared to the second quarter 2020. However, it had not yet reached the run-rate of the period prior to the onset of COVID-19.

Additionally, sales for the industrial sector decreased 22.7% (23.2% before currency effect) primarily due to a decline in the U.S. contract market. The negative impact of COVID-19 on the global economy was a major factor in the overall decline in sales. However, as with automobile sales, industrial sales increased in the third quarter 2020 as compared to the second quarter 2020.

Also impacting 2020 revenue to a lesser degree, the Company in August 2019, decommissioned and shut down equipment in the U.K. that manufactured calender product for both the automotive and industrial market. The Company had built sufficient inventory of this product to service its customers for several months after the shutdown. Shortly before the shutdown, the Company entered into agreements with another company to provide some of the calender film it originally produced. Once the film was further processed by the Company, it was able to continue offering certain products to one of its customers. During the three months 2020, the Company sold $407,550 of calender product principally using the purchased film compared to $1,159,209 for the three months 2019. Of these amounts, all were in the automotive market for the three months 2020 and $957,578 were in the automotive market for the three months 2019.

Gross Profit:

Total gross profit for the three months 2020 decreased $1,504,969 or 42.3% to $2,056,931 from $3,561,900 for the three months 2019. The gross profit percentage was 13.6% of sales for the three months 2020 compared to 16.2% for the three months 2019. The lower amount and percentage for the three months 2020 were primarily due to the impact of COVID-19 including production inefficiencies caused by smaller runs associated with less demand. Gross profit amount and percentage were much higher as compared to the second quarter of 2020 primarily due to the continuing improvement in sales. During the third quarter of 2020, manufacturing costs were reduced approximately $370,000 due to reimbursements through the CJRS for the salaries of furloughed employees. There was a favorable currency effect of approximately $36,000 on gross profit.

Operating Expenses:

Selling expenses for the three months 2020 decreased $283,082 or 26.7% to $778,699 from $1,061,781 for the three months 2019. Due to the lower sales activity primarily as a result of COVID-19, selling expenses such as commission, travel and entertainment were reduced in 2020. In addition, the Company was reimbursed approximately $43,000 through the CJRS for the wages of furloughed employees resulting in lower salary expense. Also contributing to the lower selling expenses in 2020 was the 2019 closure of the calender product line and the elimination of its applicable employment and commission costs. There was a $16,000 unfavorable currency effect that partially offset the decrease in selling expenses.

General and administrative expenses for the three months 2020 increased $584,368 or 42.6% to $1,957,486 from $1,373,118 for the three months 2019. The increase was primarily due to costs for cash management consulting services provided to the Company and a charge relating to a legal proceeding in the U.K., as previously discussed. Partially offsetting the increase were approximately $15,000 in wages that were reimbursed through the CJRS. Included in the increase in general and administrative expenses was an unfavorable currency effect of $46,000.

Research and development expenses for the three months 2020 decreased $179,807 or 47.6% to $198,182 from $377,989 for the three months 2019. The decrease was principally a decline in activities attributable to the COVID-19 pandemic including lower development costs for new trials and wages of approximately $46,000 that were reimbursed through the CJRS. There was a $3,000 unfavorable currency effect that partially offset the decrease in research and development expenses.

Operating Income (Loss):

Operating loss for the three months 2020 was $877,436 compared to operating income of $749,012 for the three months 2019, a decrease of $1,626,448. The decrease was primarily due to the decline in gross profit as a result of COVID-19. The operating loss percentage was -5.8% of sales for the three months 2020 compared to the operating income percentage of 3.4% for the three months 2019.

Interest Expense:

Interest expense for the three months 2020 decreased $142,375 or 27.9% to $367,454 from $509,829 for the three months 2019. The decrease was primarily due to lower interest rates on LIBOR and prime during the three months 2020 compared to the three months 2019.

Funding from Paycheck Protection Program:

For the three months 2020, the $33,824 funding from the PPP was the amount of proceeds from the PPP loan that the Company used during the third quarter for allowable expenses under the PPP. The Company expects to receive forgiveness on this debt from the SBA under the CARES Act for these eligible costs incurred by the Company, as previously discussed.

Other Income:

Other income for the three months 2020 was $85,753 compared to other income of $50,213 for the three months 2019. Included in other income are the currency gains and losses recognized on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros as these currencies fluctuated during the period. Also included in other income are gains and losses from the change in fair values on the Company’s foreign currency exchange contracts.

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

The tax benefit for the three months 2020 was $111,318 compared to a tax provision of $12,022 for the three months 2019. The tax benefit for the three months 2020 was principally attributable to the results of the U.K. operations and the tax provision for the three months 2019 was principally attributable to the results of the U.S. operations.

Preferred Stock Dividend:

The terms of the acquisitions in November 2014 resulted in the issuance of preferred ownership units/stock of UEP Holdings, LLC and UGEL (formerly EPAL) to the sellers. These preferred units have carried quarterly dividend requirements on a total value of $55,000,000 at rates ranging from 5.0% to 8.0%. The dividend rate on the Series B UEP Holdings preferred units which started at 5.5% increases by 0.5% on the anniversary of the issuance up to a maximum of 8.0%. The payment of dividends for the first three quarters of 2020 and the three months ended December 29, 2019 was deferred to preserve cash and provide additional liquidity. As of October 4, 2020 and December 29, 2019, accrued dividends of $3,154,042 and $788,599, respectively, were included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Nine Months Ended October 4, 2020 Compared to the Nine Months Ended September 29, 2019

The following table sets forth, for the nine months ended October 4, 2020 (“nine months 2020”) and September 29, 2019 (“nine months 2019”), certain operational data including their respective percentage of net sales:

	Nine Months Ended
	October 4, 2020		September 29, 2019		Change	% Change

Net Sales	$43,528,393	100.0%	$71,523,182	100.0%	$(27,994,789)	-39.1%
Cost of Goods Sold	37,931,227	87.1%	59,434,689	83.1%	(21,503,462)	-36.2%
Gross Profit	5,597,166	12.9%	12,088,493	16.9%	(6,491,327)	-53.7%
Operating Expenses:
Selling	2,278,279	5.2%	3,348,622	4.7%	(1,070,343)	-32.0%
General and administrative	4,834,011	11.1%	4,332,978	6.1%	501,033	11.6%
Research and development	704,239	1.6%	1,302,707	1.8%	(598,468)	-45.9%
Other operating expenses	-	0.0%	343,003	0.5%	(343,003)	-100.0%
Total Operating Expenses	7,816,529	18.0%	9,327,310	13.0%	(1,510,781)	-16.2%
Operating (Loss) Income	(2,219,363)	-5.1%	2,761,183	3.9%	(4,980,546)	<-100%
Interest expense	(1,215,771)	-2.8%	(1,547,343)	-2.2%	331,572	-21.4%
Funding from Paycheck Protection Program	2,217,500	5.1%	-	0.0%	2,217,500	-
Other (expense) income	(185,417)	-0.4%	53,396	0.1%	(238,813)	<-100%
(Loss) Income before Tax Provision	(1,403,051)	-3.2%	1,267,236	1.8%	(2,670,287)	<-100%
Tax benefit	(404,141)	-0.9%	(6,287)	0.0%	(397,854)	>100%
Net (Loss) Income	(998,910)	-2.3%	1,273,523	1.8%	(2,272,433)	<-100%
Preferred stock dividend	(2,396,479)	-5.5%	(2,339,862)	-3.3%	(56,617)	2.4%
Net Loss Allocable to Common Shareholders	$(3,395,389)	-7.8%	$(1,066,339)	-1.5%	$(2,329,050)	>100%

Revenue:

Total revenue for the nine months 2020 decreased $27,994,789 or 39.1% to $43,528,393 from $71,523,182 for the nine months 2019. There was a favorable currency effect of approximately $2,000 on total revenue.

For the nine months 2020 compared to the nine months 2019, U.S. automotive sales decreased 49.2% and European automotive sales decreased 45.2% (excluding the currency adjustment). This significant decrease was principally due to the COVID-19 pandemic, where most of the Company’s customers in this market and the OEMs of the automobiles that use the Company’s products, shut down production lines or their entire production facilities at the end of the first quarter 2020 and continued into the second quarter 2020 as the pandemic continued. The automotive market began to improve at the end of the second quarter as most of the customers and OEMs were restarting their production facilities. Due to the continuing improvement in the automotive market and the Company retaining all of its programs, the Company’s sales activity increased significantly in the third quarter 2020 as compared to the second quarter 2020. However, it had not yet reached the run-rate of the period prior to the onset of COVID-19.

Additionally, sales for the industrial sector decreased 25.6% (the same as before the currency effect) primarily due to a decline in the U.S. contract market. The negative impact of COVID-19 on the global economy was a major factor in the overall decline in sales which principally began during the latter part of March 2020.

Also impacting 2020 revenue to a lesser degree, the Company in August 2019, decommissioned and shut down equipment in the U.K. that manufactured calender product for both the automotive and industrial market. The Company had built sufficient inventory of this product to service its customers for several months after the shutdown. Shortly before the shutdown, the Company entered into agreements with another company to provide some of the calender film it originally produced. Once the film was further processed by the Company, it was able to continue offering certain products to one of its customers. During the nine months 2020, the Company sold $1,153,432 of calender product principally using the purchased film compared to $3,980,459 for the nine months 2019. Of these amounts, $1,098,901 and $2,944,107 were in the automotive market for the nine months 2020 and 2019, respectively.

Gross Profit:

Total gross profit for the nine months 2020 decreased $6,491,327 or 53.7% to $5,597,166 from $12,088,493 for the nine months 2019. The gross profit percentage was 12.9% of sales for the nine months 2020 compared to 16.9% for the nine months 2019. Gross profit amount and percentage were negatively impacted by the effect of COVID-19 including production inefficiencies caused by smaller runs associated with less demand. During the nine months 2020, manufacturing costs were reduced approximately $1,304,000 due to reimbursements through the CJRS for the salaries of furloughed employees. There was a favorable currency effect of approximately $4,000 on gross profit.

Operating Expenses:

Selling expenses for the nine months 2020 decreased $1,070,343 or 32.0% to $2,278,279 from $3,348,622 for the nine months 2019. Due to lower sales activity primarily as a result of COVID-19, selling expenses such as commission, travel and entertainment were reduced in 2020. In addition, the Company was reimbursed approximately $99,000 through the CJRS for the wages of furloughed employees resulting in lower salary expense. Also contributing to the lower selling expenses in 2020 was the 2019 closure of the calender product line and the elimination of its applicable employment and commission costs. There was a favorable currency effect that slightly contributed to the decrease in selling expenses also.

General and administrative expenses for the nine months 2020 increased $501,033 or 11.6% to $4,834,011 from $4,332,978 for the nine months 2019. This increase was primarily due to costs for cash management consulting services provided to the Company and a charge relating to a legal proceeding in the U.K., as previously discussed. Partially offsetting the increase were wages of approximately $35,000 that were reimbursed through the CJRS. There was a favorable currency effect that slightly offset the increase in general and administrative expenses.

Research and development expenses for the nine months 2020 decreased $598,468 or 45.9% to $704,239 from $1,302,707 for the nine months 2019. The decrease was principally decreased activities attributable to the COVID-19 pandemic including lower development costs for new trials and wages of approximately $122,000 that were reimbursed through the CJRS. There was a favorable currency effect that slightly contributed to the decrease in selling expenses also.

There were no other operating expenses for the nine months 2020 and $343,003 for 2019. The amount for 2019 was cost incurred by the Company as part of a restructuring plan to reduce inefficiencies at its U.K. facility.

Operating Income (Loss):

Operating loss for the nine months 2020 was $2,219,363 compared to operating income of $2,761,183 for the nine months 2019, a decrease of $4,980,546. The decrease was due to the decline in gross profit partially offset by the decrease in operating expenses, which included the $343,003 non-recurring restructuring charge in 2019. The operating loss percentage was -5.1% of sales for the nine months 2020 compared to the operating income percentage of 3.9% for the nine months 2019.

Interest Expense:

Interest expense for the nine months 2020 decreased $331,572 or 21.4% to $1,215,771 from $1,547,343 for the nine months 2019. The decrease was primarily due to lower interest rates on LIBOR and prime during the nine months 2020 compared to the nine months 2019.

Funding from Paycheck Protection Program:

For the nine months 2020, the $2,217,500 funding from the PPP is the amount of debt forgiveness that the Company expects to receive from the SBA under the CARES Act for eligible costs incurred by the Company, as previously discussed.

Other Income (Expense):

Other expense for the nine months 2020 was $185,417 compared to other income of $53,396 for the nine months 2019. Included in other income (expense) are the currency gains and losses recognized on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros as these currencies fluctuated during the period. Also included in other income (expense) are gains and losses from the change in fair values on the Company’s foreign currency exchange contracts.

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

The tax benefit for the nine months 2020 was $404,141, principally attributable to the results of the U.S. operations, compared to $6,287 for the nine months 2019, principally attributable to the results of the U.K. operations partially offset by a tax provision for the U.S. operations.

Preferred Stock Dividend:

The terms of the acquisitions in November 2014 resulted in the issuance of preferred ownership units/stock of UEP Holdings, LLC and UGEL (formerly EPAL) to the sellers. These preferred units have carried quarterly dividend requirements on a total value of $55,000,000 at rates ranging from 5.0% to 8.0%. The dividend rate on the Series B UEP Holdings preferred units which started at 5.5% increases by 0.5% on the anniversary of the issuance up to a maximum of 8.0%. The payment of dividends for the nine months ended October 4, 2020 and the three months ended December 29, 2019 was deferred to preserve cash and provide additional liquidity. As of October 4, 2020 and December 29, 2019, accrued dividends of $3,154,042 and $788,599, respectively, were included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Liquidity and Sources of Capital

Cash, as it is needed, is provided by using the Company’s lines of credit. These lines provide for a total borrowing commitment in excess of $43,000,000 subject to the underlying borrowing base specified in the agreements. Of the total outstanding borrowings of $18,452,489 at October 4, 2020, $13.9 million of the lines bears interest at LIBOR or the Eurodollar rate plus a range of 1.95% to 2.45%, depending on the underlying borrowing base and $4.6 million bears interest at the bank’s prime or base lending rate which was 3.25% at October 4, 2020. The lines provided additional availability of approximately $1.7 million and, combined with UEP’s and UGL’s total cash balances, liquidity was approximately $2.4 million at October 4, 2020. We plan to use this availability and cash provided by operating activities to finance our cash needs for the remaining months of fiscal 2020 and future periods. The balances due under the lines of credit are recorded as current liabilities on the consolidated balance sheets.

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

For the U.S. operations, early in the second quarter of 2020 the Company received $2,217,500 in funds through the Paycheck Protection Program administered by the United States Small Business Administration. The Company believes that all of this debt will be forgiven; it submitted its application for loan forgiveness in September 2020. Also for the U.S. operations, during the third quarter of 2020 the Company applied for a $3.2 million loan from Wells Fargo Capital Finance, LLC through the Main Street Lending Program established by the Federal Reserve Board; however, there can be no guarantee that the Company will be successful in obtaining this funding.

In the U.K., the Company has recorded £1,245,000 ($1,560,000) in funding available under the Coronavirus Job Retention Scheme which reimbursed the Company for the compensation expense paid to furloughed employees. Additionally for the U.K. operations, during the third quarter of 2020 the Company received a $783,958 loan from its principal shareholder and $1,545,538 in loans from automotive lenders. Subsequent to October 4, 2020, the Company received approximately $384,000 in a loan from its majority shareholder and $1.6 million in loans from automotive lenders with additional availability of approximately $400,000. These funds provided more working capital to meet various short-term cash needs.

The Company continues to attempt to manage its operating costs to match the reduced sales volume. We believe that the increasing sales activities combined with the funding from nontraditional sources (U.S. and U.K. governments and automotive lenders) will be sufficient to provide for short-term cash needs. However, there can be no assurance that additional financing will be available on favorable terms, if at all.

The ratio of current assets to current liabilities, including the amount due under our lines of credit, was 0.83 at October 4, 2020 and 0.89 at December 29, 2019.

Cash balances increased $260,281, before the effects of currency translation of $(5,995), to $767,874 at October 4, 2020 from $513,588 at December 29, 2019. Of the above noted amounts, $507,370 and $498,007 were held outside the U.S. by our foreign subsidiaries as of October 4, 2020 and December 29, 2019, respectively.

Cash provided by operations was $966,649 for the nine months 2020 compared to $2,455,877 for the nine months 2019. For the nine months 2020, cash provided by operations was primarily due to changes in working capital of $2,772,839 offset by the net loss of $998,910, changes in other assets and liabilities of $(428,504) and adjustments for non-cash items of $(378,776). For the nine months 2019, cash provided by operations was primarily due to adjustments for non-cash items of $1,656,649, net income of $1,273,523 and changes in other assets and liabilities of $48,683 offset by changes in working capital of $(522,978).

Cash used in investing activities was $1,171,258 for the nine months 2020 compared to $1,457,071 for the nine months 2019. During 2020 and 2019, cash used in investing activities was principally for purchases of machinery and equipment at our manufacturing locations and payments made for company-owned key man life insurance premiums. For the nine months 2020 and 2019, the payments made for the life insurance premiums were offset by proceeds from policy loans of $130,000 and $249,051, respectively.

For the nine months 2020, cash provided by financing activities was $464,890 compared to cash used in financing activities of $1,186,609 for the nine months 2019. Impacting cash flows from financing activities for the nine months 2020 and 2019 were net payments on lines of credit of $1,913,810 and net advances on lines of credit of $1,893,069, respectively. The changes in the lines of credit reflect the funding of working capital. There were no preferred dividend payments during the nine months 2020 compared to $2,332,503 during the nine months 2019, which also impacted cash flows from financing activities. As previously stated, the dividends for the nine months 2020 were deferred to preserve cash and provide additional liquidity. Also impacting cash flows from financing activities were proceeds from issuance of long-term debt of $3,737,361 ($2,217,500 through the Paycheck Protection Program and $1,545,538, net of translation adjustment of $25,677, from automotive lenders) for the nine months 2020 and $454,088 for the nine months 2019. Additionally during the nine months 2020 and 2019, our majority shareholder provided $938,958 and $800,000, respectively, in financing in the form of subordinated secured promissory notes. Payments of $875,000 and $550,000 were made on these notes during the nine months 2020 and 2019, respectively.

Our credit agreements contain customary affirmative and negative covenants. We were in compliance with our debt covenants as of October 4, 2020 and through the date of filing of this report.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 4, 2020 and concluded that our disclosure controls and procedures were effective as of October 4, 2020.

Changes in Internal Controls over Financial Reporting

During the nine months ended October 4, 2020, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Dated: November 18, 2020	By:	/s/ Howard R. Curd
Howard R. Curd Chief Executive Officer

Dated: November 18, 2020	By:	/s/ Edmund C. King
Edmund C. King Chief Financial Officer

