Form 10-K
period 2021-01-03
UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.
filed 2021-04-01
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the fiscal year ended:   January 3, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes ☐  No ☑

As of July 5, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,427,268.

As of March 1, 2021, the registrant had 3,412,186 shares of ordinary common stock, $0.001 par value and 323,820 shares of Class B Common Stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Uniroyal Global Engineered Products, Inc. definitive 2021 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended January 3, 2021, are incorporated by reference into Part III of this Form 10-K.

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

On November 10, 2014, Uniroyal Global Engineered Products, Inc. (“Uniroyal Global”, the “Company”, “we”, “our”, or “us”) acquired all of the ownership interests in Uniroyal Engineered Products, LLC (“Uniroyal”), a U.S. manufacturer of textured coatings, and all of the ordinary common stock of Uniroyal Global (Europe) Limited (“UGEL”, formerly known as Engineered Products Acquisition Limited (“EPAL”)), the holding company for Uniroyal Global Limited (“UGL”, formerly known as Wardle Storeys (Earby) Limited (“Wardle Storeys”)), a European manufacturer of textured coatings and polymer films. Management of the acquired entities was not altered in the acquisitions.

Uniroyal Global made the acquisition of Uniroyal through a newly formed subsidiary, UEP Holdings, LLC (“UEPH”), to which it contributed certain of its assets and liabilities as part of the organization of that subsidiary. The aggregate purchase consideration paid for 100% of the outstanding equity of Uniroyal was preferred ownership interests issued by UEPH having an aggregate face value of $35 million. In a separate transaction, Uniroyal Global also purchased UGEL for aggregate consideration of 100 shares of Uniroyal Global’s Common Stock and Uniroyal Global’s guaranty of outstanding UGEL preferred stock retained by the seller having a face value of £12,518,240 (approximately $20 million at closing).

On January 27, 2020, the Company announced a one-for-five reverse stock split (“reverse stock split”) on its common stock that became effective on February 24, 2020. All share and per share amounts reflect the effect of the reverse stock split. The amounts in common stock and additional paid-in capital were adjusted as of the effective date of the reverse stock split.

We are a manufacturer and seller of vinyl coated fabric products that have excellent high performance characteristics and capabilities and derive our revenue principally through our subsidiaries Uniroyal and Uniroyal Global Limited.   Our coated fabric products are durable, stain resistant, easily processed, cost-effective and better performing than traditional leather or fabric coverings.  Our products are frequently used in applications that require rigorous performance characteristics such as automotive and non-automotive transportation, certain indoor/outdoor furniture, commercial and hospitality seating, healthcare facilities and athletic equipment.   In the automotive industry our products are used primarily in seating, door panels, head and arm rests, security shades and trim components, including instrument panels, door casings, seating, gear lever and steering column gaiters, headliners and load space covers.  Non-automotive applications include outdoor seating for utility and sports vehicles, and sheeting used in medical and toxic hazard protection, personal protection, moisture barriers, stroller and nursery equipment, and decorative surface applications. Our primary brands names include Naugahyde®, BeautyGard®, Flame Blocker™, Spirit Millennium®, Ambla®, Amblon®, Velbex®, Cirroflex®, Plastolene® and Vynide®.

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

Our Principal Products and Their Markets

Our vinyl coated fabric products have undergone considerable evolution and today are distinguished by superior performance in a wide variety of applications as alternatives to leather, cloth and other synthetic fabric coverings. Our standard product lines consist of more than 525 SKUs with combinations of colors, textures, patterns and other properties. Our products are differentiated by unique protective top finishes and surface print capabilities. Additional process capabilities include embossing grains and patterns, and rotogravure and registered printing, which imparts five color character prints as well as non-registered prints, lamination and panel cutting.

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

The automotive sector represented approximately 56.1% of our total sales in 2020. Our products are used primarily in the following automotive applications:

•	seating
•	door panels
•	head and arm rests
•	security shades
•	components

The non-automotive transportation sector represented 22.9% of our 2020 sales and primarily consists of seating products for original equipment manufacturers of non-automotive and light truck vehicles in the following five categories:

•	personal watercraft, ATV’s, snowmobiles, golf carts
•	light and heavy industrial equipment and agricultural equipment (tractors, bulldozers)
•	recreational vehicles, vans and motor homes
•	heavy and medium trucks
•	mass transit (trains, buses)

The distribution market sector represented approximately 11.1% of our 2020 sales and consists primarily of sales of the standard Naugahyde and Ambla product lines to local furniture shops, smaller furniture manufacturers and companies serving the hospitality and marine markets for refurbishing and replacement. The sales organization employed to service this market is a network of approximately 65 distributor locations.

The contract sector, which represented approximately 9.9% of our 2020 sales, includes contract furniture/upholstery, marine, healthcare, child care, and industrial equipment.

Products are developed and marketed based upon the performance characteristics required by end-users. For example, for recreational products used outdoors, such as boats, personal watercraft, golf carts and snowmobiles, a product designed primarily for durability and weatherability is used. We also manufacture a line of products called BeautyGard®, with water-based topcoats that contain agents to protect against bacterial and fungal microorganisms and can withstand repeated cleaning, a necessity in the restaurant and health care industries. These topcoats are environmentally friendlier than solvent-based topcoats. The line is widely used in hospitals and other healthcare facilities. Flame and smoke retardant vinyl coated fabrics are used for a variety of commercial and institutional furniture applications, including hospitals, restaurants and residential care centers and seats for school buses, trains and aircraft. We are also beginning to manufacture products without flame retardant chemical additives to meet additional customer requirements.

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

We believe that we maintain our market leadership position through a strong research and development effort that provides strong product development capability. This yields enhanced product characteristics, lower cost of material combinations and new proprietary product formulations. We estimate that approximately 19.3% of our sales relate to products developed to customer specifications.

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

Our Distribution Methods

 Products are developed and marketed based upon the performance characteristics required by our end-users.  We currently serve customers world-wide with 11 full-time sales persons in offices in Sarasota, Florida, Detroit, Michigan, and Earby, Lancashire, one exclusive agent in Italy, and an extensive distributor network in the U.S., the United Kingdom, Scandinavia, France, Germany and Hong Kong. 11.1% of our worldwide sales in 2020 were made through distributors. The industrial business is supported mainly from stock and via a catalogue and website.

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

Markets	Key Uses	Primary Competitors
Automotive	Interior components Seating applications Security shades	Canadian General-Tower Limited Continental AG Hornschuch Group GmbH Vulcaflex S.p.A. Haartz Corporation Griffine SA Morbern, Inc.
Transportation and Contract	ATV/snowmobile/PWC/golf carts Heavy/light equipment RVs/motor homes	Canadian General-Tower Limited Continental AG Hornschuch Group GmbH Vulcaflex S.p.A. Morbern, Inc. Spradling International Inc.
Distribution	Approximately 65 distributor and reseller locations	OMNOVA Solutions Inc. Spradling International Inc. Hornschuch Group GmbH Morbern, Inc.
Contract	Office/contract/institutional furniture Restaurant booth Health care Marine	OMNOVA Solutions Inc. Morbern, Inc. Hornschuch Group GmbH Alcor Gislaved Folie AB Griffine Enduction
Other	Home furnishings/dinettes	Spradling International Inc.

Raw Materials

The principal raw materials for our coated fabrics are casting paper, knit fabric, PVC plastic resins, pigments and plasticizers.  We have multiple sources for most of these materials.  We believe that in the few instances where we have a sole supplier we can re-engineer around the sole-sourced materials if necessary with minimal effort and cost.

Concentration of Customers

No one customer accounts for 10% or more of our consolidated revenues. Our top 25 customers account for approximately 64.1% of our total global sales. Our largest customer contributed 8.0% to our net sales in 2020.

Trademarks and Material Contracts

Under the standard Naugahyde and Ambla product lines, we own the following proprietary brands and trademarks among others:

•	Naugahyde®
•	All-American®
•	BeautyGard®
•	Chameá™
•	Flame Blocker™
•	Naugaform®
•	NaugaSoft®
•	NaugaSylk™
•	Spirit Millennium®
•	Ambla®
•	Amblon®
•	Cirroflex®
•	Plastolene®
•	Velbex®
•	Vynide®

Human Capital Resources

We believe that we maintain a stable, experienced and productive workforce, currently employing approximately 302 employees.

Most of our employees who are involved in the production process are located at manufacturing facilities in Stoughton, Wisconsin and Earby, England. The production employees at the Stoughton, Wisconsin facility are represented by Local 1207 of the United Steel Workers (formerly P.A.C.E.). The term of the collective bargaining agreement for Stoughton represented employees extends to March 2023. Most of the employees at our Earby, England facility are represented by Unite.  The collective bargaining agreement with Unite does not specify a termination date.

Twelve executive and corporate employees work in our executive office in Sarasota, Florida.

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

Coronavirus

During the first quarter of 2020, the World Health Organization declared the novel coronavirus (COVID-19) outbreak a public health emergency.  There have been mandates from international, federal, state and local authorities requiring forced closures of various schools, businesses and other facilities and organizations. These forced closures have negatively impacted our business. Primarily due to the negative impact that COVID-19 is having on the global economy, we began to experience a decline in sales during the latter part of March 2020. In order to mitigate the effect of the decrease in revenue, we are managing our costs, which included initially reducing staff at our U.S. manufacturing facility and furloughing the entire production staff at the U.K. facility beginning in late March. During June 2020, we had some employees return to work as our U.K. facility started limited production of vinyl products based on orders it was receiving from its customers. We brought back additional production workers as incoming orders increased during the third quarter of 2020. All employees returned to work as demand for our products continued to improve in the fourth quarter and into the first quarter of 2021 although it was well below normalized levels.

Additionally, we have applied for loans under programs offered by the governmental agencies in the United States and in the United Kingdom and have found other supplementary cash flow opportunities to provide further liquidity.

While the closures and limitations on movement, domestically and internationally, are expected to be temporary due to the COVID-19 outbreak, the duration of the supply chain disruption and related financial impact cannot be estimated at this time. Should the closures continue for an extended period of time or should the effects of the coronavirus continue to spread, the impact could have a material adverse effect on our financial position, results of operations and cash flows which may require that we obtain additional financing.

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

We also lease our production facility in West Craven Business Park, Earby, Barnoldswick, Lancashire, England. The term of the lease extends to March 3, 2039. This facility consists of approximately 250,000 square feet.  Major equipment at the production facility includes various compound department mixers and holding tanks, three coating lines, four gravure printers, one water based printer, one embosser, two laminators, one airing-off/relaxer, one perforating process, two paneling machines, and four inspection frames.

Our executive and sales offices occupy approximately 9,010 square feet of premises in Sarasota, Florida under a lease that extends to May 31, 2023.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we may be a party to or be involved with legal proceedings, governmental investigations or inquiries, claims or litigation that are related to our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business or financial condition other than the following:

On October 1, 2020, the Health and Safety Executive (“HSE”), the government agency responsible for the enforcement of health and safety law in the U.K., charged our U.K. subsidiary, Uniroyal Global Limited, with an offense under the Health and Safety at Work etc. Act 1974 arising from an August 2019 incident in which an employee was injured in the course of his employment.

The Company fully cooperated with the HSE investigation and, at this time, intends to negotiate a plea based on the legal advice provided to it to date. Based on this legal advice, the Company believes that £150,000 ($193,000) is a reasonable estimate of the fine to be imposed and, accordingly, recorded an accrual for this charge. The related expense was recorded in general and administrative expenses in the accompanying Consolidated Statement of Operations for the year ended January 3, 2021.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the OTCQB Market under the symbol UNIR.

On January 27, 2020, the Company announced a one-for-five reverse stock split (“reverse stock split”) on its common stock that became effective on February 24, 2020. All share and per share amounts reflect the effect of the reverse stock split. The amounts in common stock and additional paid-in capital were adjusted as of the effective date of the reverse stock split.

As of March 1, 2021 there were 687 stockholders of record of our Common Stock.

 We believe that there are presently approximately six market makers for our Common Stock. When stock is traded in the public market, characteristics of depth, liquidity and orderliness of the market may depend upon the existence of market makers as well as the presence of willing buyers and sellers. We do not know if these or other market makers will continue to make a market in our Common Stock. Further, the trading volume in our Common Stock has historically been both sporadic and light.

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

Transfer Agent

The Transfer Agent for the Common Stock of the Company is Continental Stock Transfer and Trust Company, 17 Battery Place, New York, NY 10004.

Recent Sales of Unregistered Securities

None.

There were no repurchases by the Company of its securities during the fourth quarter of fiscal 2020.

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

Our vinyl coated fabric products have undergone considerable evolution and today are distinguished by superior performance in a wide variety of applications as alternatives to leather, cloth and other synthetic fabric coverings. Our standard product lines consist of more than 525 SKUs with combinations of colors, textures, patterns and other properties. Our products are differentiated by unique protective top finishes and transfer print capabilities. Additional process capabilities include embossing grains and patterns, and rotogravure printing, which imparts five color character prints and non-registered prints, lamination and panel cutting.

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

Overview

On November 10, 2014, we acquired through our subsidiary UEP Holdings LLC (“UEPH”) all of the ownership interests in Uniroyal Engineered Products, LLC (“Uniroyal”), and acquired directly all of the ordinary common stock of Uniroyal Global (Europe) Limited (“UGEL”, formerly known as Engineered Products Acquisition Limited (“EPAL”)), the holding company for Uniroyal Global Limited (formerly known as Wardle Storeys (Earby) Limited (“Wardle Storeys”)).

On January 27, 2020, we announced a one-for-five reverse stock split (“reverse stock split”) on our common stock that became effective on February 24, 2020. All share and per share amounts reflect the effect of the reverse stock split. The amounts in common stock and additional paid-in capital were adjusted as of the effective date of the reverse stock split.

We and our subsidiaries use a 52/53-week fiscal year ending on the Sunday nearest to December 31. The year ended January 3, 2021 was a 53-week year whereas the year ended December 29, 2019 was a 52-week year. Our U.K. subsidiaries use the calendar year end of December 31. The activity of the U.K. subsidiaries that occurs on the days that do not coincide with our year-end is not material.

Our Earby, England operation’s functional currency is the British Pound Sterling (“Pound Sterling”) and has sales and purchases transactions that are denominated in currencies other than the Pound Sterling, principally the Euro. Approximately 27% of our global revenues and 32% of our global raw material purchases are derived from these Euro transactions.

The average year-to-date exchange rate for the Pound Sterling to the U.S. Dollar was approximately 0.7% higher and the average exchange rate for the Euro to the Pound Sterling was approximately 1.2% higher in 2020 compared to 2019. These exchange rate changes had the effect of increasing net sales by approximately $410,000 for the year ended January 3, 2021. The overall currency effect on our net loss allocable to common shareholders was a positive amount of approximately $51,000 for the year ended January 3, 2021.

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

During the first quarter of 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak a public health emergency.  There have been mandates from international, federal, state and local authorities requiring forced closures of various schools, businesses and other facilities and organizations. These forced closures have negatively impacted our business. Primarily due to the negative impact that COVID-19 is having on the global economy, we began to experience a decline in sales during the latter part of March 2020. In order to mitigate the effect of the decrease in revenue, we are managing our costs, which included initially reducing staff at our U.S. manufacturing facility and furloughing the entire production staff at the U.K. facility beginning in late March. During June 2020, we had some employees return to work as our U.K. facility started limited production of vinyl products based on orders it was receiving from its customers. We brought back additional production workers as incoming orders increased during the third quarter of 2020. All employees returned to work as demand for our products continued to improve in the fourth quarter and into the first quarter of 2021 although it was well below normalized levels.

As described below, we have applied for loans under programs offered by the governmental agencies in the United States and in the United Kingdom and have found other supplementary cash flow opportunities to provide further liquidity.

For the U.S. operations, during the second quarter of 2020 we received $2,217,500 in funds from One Community Bank (formerly Oregon Community Bank) through the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”) under the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”). The loan matures on April 13, 2022 and bears an interest rate of 1.0%. Monthly payments of principal and interest were required to begin on November 13, 2020 based on the amount that was outstanding on October 13, 2020 in order to fully amortize the loan by April 13, 2022. The loan may be prepaid by us at any time prior to maturity with no prepayment penalties. Loan payments have been deferred pending loan forgiveness from the SBA.

All or a portion of the loan may be forgiven by the SBA for costs we incurred for payroll, rent, utilities and all other allowable expenses during the 24-week period that began April 13, 2020. We used all proceeds from the loan to maintain payroll and make payments for lease, utility and other allowable expenses. As a result, management believes that we have met the PPP eligibility criteria for forgiveness and has concluded that the loan represents, in substance, a government grant that is expected to be forgiven. As such, in accordance with International Accounting Standards (“IAS”) 20, “Accounting for Government Grants and Disclosure of Government Assistance,” we have recognized the entire loan amount as grant income, which is included in net other income (expense) in the consolidated statement of operations for the year ended January 3, 2021. We submitted our application for loan forgiveness to One Community Bank in November 2020.

Also for the U.S. operations, in December 2020 we received $2,432,353 in funds from Wells Fargo Capital Finance, LLC through the Main Street Lending Program established by the Federal Reserve Board. The loan matures in November 2025 and bears an interest rate of 3.00% above LIBOR. We are required to make monthly interest payments beginning in December 2021 with any deferred interest from the first year of the loan added to principal. In addition, we are required to make annual principal payments in November 2023, 2024 and 2025 in increments of 15%, 15% and 70% of the principal, respectively. The loan may be prepaid by us at any time prior to maturity with no prepayment penalties.

Additionally for the U.S. operations, during the first quarter of 2021 we received a $2.0 million Second Draw PPP loan. This loan has the same general terms as our first PPP loan.

For the U.K. operations, during the year ended January 3, 2021 we recorded reimbursed costs of approximately $1,569,000 under the Coronavirus Job Retention Scheme (“CJRS”) set up by the U.K. government to help employers pay the wages of those employees who would otherwise have been laid off during the coronavirus outbreak but under the CJRS were furloughed instead. This program reimbursed us for up to 80% of the compensation expense plus national insurance and certain benefits paid to the furloughed employees, resulting in lower salary expense for us. While the employees were on furlough, the compensation paid to them was limited to the amount reimbursed by the CJRS. We recorded the reimbursed amounts as reductions to the associated expenses.

Additionally for the U.K. operations, during the second half of 2020 we received $1,225,911 in loans from our principal shareholder and $3,268,664 in loans from automotive lenders. These funds provided additional working capital to meet various short-term cash needs.

While the closures and limitations on movement, domestically and internationally, are expected to be temporary due to the COVID-19 outbreak, the duration of the supply chain disruption and related financial impact cannot be estimated at this time. Should the closures continue for a more extended period of time or should the effects of the coronavirus continue to spread, the impact could have a material adverse effect on our financial position, results of operations and cash flows which may require that we obtain additional financing.

Year Ended January 3, 2021 Compared to the Year Ended December 29, 2019

The following table sets forth, for the year ended January 3, 2021 (“year ended 2020”) and December 29, 2019 (“year ended 2019”), certain operational data including their respective percentage of net sales:

	Year Ended

	January 3, 2021		December 29, 2019		Change	% Change

Net Sales	$60,218,355	100.0%	$91,136,244	100.0%	$(30,917,889)	-33.9%
Cost of Goods Sold	52,437,754	87.1%	76,174,406	83.6%	(23,736,652)	-31.2%
Gross Profit	7,780,601	12.9%	14,961,838	16.4%	(7,181,237)	-48.0%
Operating Expenses:
Selling	3,040,685	5.0%	4,300,730	4.7%	(1,260,045)	-29.3%
General and administrative	6,720,969	11.2%	6,047,734	6.6%	673,235	11.1%
Research and development	980,695	1.6%	1,634,385	1.8%	(653,690)	-40.0%
Other operating expenses	-	0.0%	343,003	0.4%	(343,003)	-100.0%
Total Operating Expenses	10,742,349	17.8%	12,325,852	13.5%	(1,583,503)	-12.8%
Operating (Loss) Income	(2,961,748)	-4.9%	2,635,986	2.9%	(5,597,734)	<-100%
Interest expense	(1,581,907)	-2.6%	(2,036,248)	-2.2%	454,341	-22.3%
Funding from Paycheck Protection Program	2,217,500	3.7%	-	0.0%	2,217,500	-
Other (expense) income	(173,214)	-0.3%	258,486	0.3%	(431,700)	<-100%
(Loss) Income before Tax Provision	(2,499,369)	-4.2%	858,224	0.9%	(3,357,593)	<-100%
Tax benefit	(1,275,743)	-2.1%	(103,199)	-0. 1%	(1,172,544)	>100%
Net (Loss) Income	(1,223,626)	-2.0%	961,423	1. 1%	(2,185,049)	<-100%
Preferred stock dividend	(3,209,841)	-5.3%	(3,126,496)	-3.4%	(83,345)	2.7%
Net Loss Allocable to Common Shareholders	$(4,433,467)	-7.4%	$(2,165,073)	-2.4%	$(2,268,394)	>100%

Revenue

Total revenue for the year ended 2020 decreased $30,917,889 or 33.9% to $60,218,355 from $91,136,244 for the year ended 2019. There was a favorable currency effect of approximately $410,000 on total revenue.

For the year ended 2020 compared to the year ended 2019, U.S. automotive sales decreased 45.7% and European automotive sales decreased 37.1% (excluding the currency adjustment). This significant decrease was principally due to the COVID-19 pandemic, where most of the Company’s customers in this market and the OEMs that use the Company’s products in their automobiles, shut down production lines or their entire production facilities at the end of the first quarter 2020 and continued into the second quarter 2020 as the pandemic continued. The automotive market began to improve at the end of the second quarter as most of the customers and OEMs were restarting their production facilities. Due to the continuing improvement in the automotive market and the Company retaining all of its programs, the Company’s sales activity increased significantly in the third quarter of 2020 as compared to the second quarter of 2020. The increase in sales continued as revenues in the fourth quarter of 2020 were higher than in the third quarter of 2020. However, they have not yet reached the run-rate of the period prior to the onset of COVID-19.

Additionally, sales for the industrial sector decreased 23.9% (24.1% before the currency effect) primarily due to a decline in the U.S. contract market. The negative impact of COVID-19 on the global economy was a major factor in the overall decline in sales, particularly to our customers in the hospitality and healthcare sectors, which principally began during the latter part of March 2020.

Also impacting 2020 revenue to a lesser degree, the Company in August 2019, decommissioned and shut down equipment in the U.K. that manufactured calender product for both the automotive and industrial market. The Company had built sufficient inventory of this product to service its customers for several months after the shutdown. During the years ended 2020 and 2019, the Company sold $1,665,811 and $4,858,032, respectively, of calender product primarily to the automotive market.

Gross Profit

Total gross profit for the year ended 2020 decreased $7,181,237 or 48.0% to $7,780,601 from $14,961,838 for the year ended 2019. The gross profit percentage was 12.9% of sales for the year ended 2020 compared to 16.4% for the year ended 2019. Gross profit amount and percentage were negatively impacted by the effect of COVID-19. However, as with sales, gross profit increased significantly in the third quarter of 2020 as compared to the second quarter of 2020 and continued to increase in the fourth quarter of 2020 as compared to the third quarter of 2020. The gross profit percentage also increased significantly in the third quarter of 2020 as compared to the second quarter of 2020 but declined in the fourth quarter of 2020 as compared to the third quarter of 2020 primarily due to higher costs related to production inefficiencies. During the year ended 2020, manufacturing costs were reduced approximately $1,309,000 due to reimbursements through the CJRS for the salaries of furloughed employees. In addition, there was a favorable currency effect of approximately $103,000 on gross profit.

Operating Expenses

Selling expenses for the year ended 2020 decreased $1,260,045 or 29.3% to $3,040,685 from $4,300,730 for the year ended 2019. Due to lower sales activity primarily as a result of COVID-19, selling expenses such as commission, travel and entertainment were reduced in 2020. In addition, the Company was reimbursed approximately $99,000 through the CJRS for the wages of furloughed employees resulting in lower salary expense. Also contributing to the lower selling expenses in 2020 was the 2019 closure of the calender product line and the elimination of its applicable employment and commission costs. There was a $19,000 unfavorable currency effect that partially offset the decrease in selling expenses.

General and administrative expenses for the year ended 2020 increased $673,235 or 11.1% to $6,720,969 from $6,047,734 for the year ended 2019. This increase was primarily due to costs for cash management consulting services provided to the Company and a charge relating to a legal proceeding in the U.K., as previously discussed in Item 3. Partially offsetting the increase were wages of approximately $35,000 that were reimbursed through the CJRS. Included in the increase in general and administrative expenses was an unfavorable currency effect of $10,000.

Research and development expenses for the year ended 2020 decreased $653,690 or 40.0% to $980,695 from $1,634,385 for the year ended 2019. The decrease was principally due to a decline in activities attributable to the COVID-19 pandemic including lower development costs for new trials and wages of approximately $126,000 that were reimbursed through the CJRS. There was a $3,000 unfavorable currency effect that partially offset the decrease in research and development expenses.

There were no other operating expenses for the year ended 2020 and $343,003 for the year ended 2019. The amount for 2019 was cost incurred by the Company as part of a restructuring plan to reduce inefficiencies at its U.K. facility.

Operating Income (Loss)

Operating loss for the year ended 2020 was $2,961,748 compared to operating income of $2,635,986 for the year ended 2019, a decrease of $5,597,734. The decrease was due to the decline in gross profit partially offset by the decrease in operating expenses, which included the $343,003 non-recurring restructuring charge in 2019. The operating loss percentage was -4.9% of sales for the year ended 2020 compared to the operating income percentage of 2.9% for the year ended 2019.

Interest Expense

Interest expense for the year ended 2020 decreased $454,341 or 22.3% to $1,581,907 from $2,036,248 for the year ended 2019. The decrease was primarily due to lower interest rates on LIBOR and prime during the year ended 2020 compared to the year ended 2019.

Funding from Paycheck Protection Program:

For the year ended 2020, the $2,217,500 funding from the PPP is the amount of debt forgiveness that the Company expects to receive from the SBA under the CARES Act for eligible costs incurred by the Company, as previously discussed.

Other Income (Expense)

Other expense for the year ended 2020 was $173,214 compared to other income of $258,486 for the year ended 2019. Included in other income (expense) are the currency gains and losses recognized on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros as these currencies fluctuated during the year. Also included in other income (expense) are gains and losses from the change in fair values on the Company’s foreign currency exchange contracts.

Tax Benefit

For the year ended 2020, the tax benefit was $1,275,743 compared to $103,199 for the year ended 2019. The tax benefit for 2020 was principally attributable to the results of the U.S. operations, while the tax benefit for 2019 was principally attributable to the results of the U.K. operations partially offset by a tax provision for the U.S. operations.

Based on management’s review at January 3, 2021 and December 29, 2019, it was determined that a valuation allowance for the Company’s deferred tax assets was not required since it was more likely than not that the deferred tax assets would be realized.

Preferred Stock Dividend

The terms of the acquisitions in November 2014 resulted in the issuance of preferred ownership units/stock of UEPH and UGEL to the sellers. These preferred units carried quarterly dividend requirements on a total value of $55,000,000 at rates ranging from 5% to 8%. The dividend rate on the Series B UEP Holdings preferred units which started at 5.5% increases by 0.5% on the anniversary of the issuance up to a maximum of 8.0%. The payment of dividends for the year ended January 3, 2021 and the three months ended December 29, 2019 was deferred to preserve cash and provide additional liquidity. As of January 3, 2021 and December 29, 2019, accrued dividends of $4,019,905 and $788,599, respectively, were included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Liquidity and Sources of Capital

Cash, as it is needed, is provided by using the Company’s lines of credit. These lines provide for a total borrowing commitment in excess of $44,000,000 subject to the underlying borrowing base specified in the agreements.  Of the total outstanding borrowings of $17,760,583 at January 3, 2021, $14.6 million of the lines bears interest at LIBOR or the Eurodollar rate plus a range of 1.95% to 2.45%, depending on the underlying borrowing base, or, at our option, at the bank's prime or base lending rate and $3.2 million bears interest at the bank’s prime or base lending rate which was 3.25% at January 3, 2021. The lines provided additional availability of approximately $4.1 million and, combined with UEP's and UGL's total cash balances, liquidity was approximately $5.7 million at January 3, 2021. We plan to use this availability and cash provided by operating activities to finance our cash needs for fiscal 2021. The balances due under the lines of credit are recorded as current liabilities on the consolidated balance sheets.

As a result of the COVID-19 pandemic, sales of the Company's products are lower than expected. This has had a negative impact on the Company's working capital which could affect its ability to borrow using the Company's lines of credit. To increase its liquidity, as previously discussed, the Company has applied for loans under programs offered by the governmental agencies in the United States and in the United Kingdom.

For the U.S. operations, early in the second quarter of 2020 the Company received $2,217,500 in funds through the Paycheck Protection Program administered by the United States Small Business Administration. The Company believes that all of this debt will be forgiven; it submitted its application for loan forgiveness in November 2020. Also for the U.S. operations, in December 2020 the Company received $2,432,353 in funds from Wells Fargo Capital Finance, LLC through the Main Street Lending Program established by the Federal Reserve Board. Additionally for the U.S. operations, during the first quarter of 2021 the Company received a $2.0 million Second Draw PPP loan.

In the U.K., during the year ended 2020 the Company recorded £1,253,000 ($1,569,000) in funding available under the Coronavirus Job Retention Scheme which reimbursed the Company for the compensation expense paid to furloughed employees. Additionally for the U.K. operations, during the second half of 2020 the Company received $1,225,911 in loans from its principal shareholder and $3,268,664 in loans from automotive lenders. These funds provided more working capital to meet various short-term cash needs.

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

The ratio of current assets to current liabilities, including the amount due under our lines of credit, was 0.89 at both January 3, 2021 and December 29, 2019.

Cash balances increased $1,057,201, before the effects of currency translation of $86,093, to $1,656,882 at January 3, 2021 from $513,588 at December 29, 2019.  Of the above noted amounts, $1,621,692 and $498,007 were held outside the U.S. by our foreign subsidiaries as of January 3, 2021 and December 29, 2019, respectively.

Cash used in operations was $992,158 for the year ended 2020 as compared to cash provided by operations of $4,659,527 for the year ended 2019. For 2020, cash used in operations was primarily due to the net loss of $1,223,626 and adjustments for non-cash items of $(1,069,834), offset by changes in working capital of $1,156,536 and changes in other assets and liabilities of $144,766. For 2019, cash provided by operations was primarily due to adjustments for non-cash items of $2,444,326, changes in working capital of $1,355,358, and net income of $961,423, offset by changes in other assets and liabilities of $(101,580).

Cash used in investing activities was $1,417,623 for the year ended 2020 as compared to $1,894,296 for the year ended 2019. During 2020 and 2019, cash used in investing activities was principally for purchases of machinery and equipment at our manufacturing locations and payments made for company-owned key man life insurance premiums. For the year ended 2020 and 2019, the payments made for the life insurance premiums were net of proceeds from policy loans of $130,000 and $249,051, respectively.

For the year ended 2020, cash provided by financing activities was $3,466,982 compared to cash used in financing activities of $3,298,592 for the year ended 2019. Impacting cash flows from financing activities were proceeds from issuance of long-term debt of $7,725,092 ($2,217,500 through the Paycheck Protection Program, $3,268,664, net of translation adjustment of $193,425, from automotive lenders, and $2,432,353 through the Main Street Lending Program) for the year ended 2020 and $604,935 for the year ended 2019. In addition, there were no preferred dividend payments during the year ended 2020 compared to $3,114,592 during the year ended 2019. As previously stated, the payment of dividends for the year ended January 3, 2021 and the three months ended December 29, 2019 was deferred to preserve cash and provide additional liquidity. Also impacting cash flows from financing activities for the year ended 2020 and 2019 were net payments on lines of credit of $3,074,286 and net advances on lines of credit of $891,022, respectively. The changes in the lines of credit reflect the funding of working capital. Additionally during the years ended 2020 and 2019, our majority shareholder provided $1,425,911 (net of translation adjustment of $72,544) and $1,350,000, respectively, in financing in the form of subordinated secured promissory notes. Payments on these notes were $875,000 and $675,000 during 2020 and 2019, respectively.

Our credit agreements contain customary affirmative and negative covenants. We were in compliance with our debt covenants as of January 3, 2021 and through the date of filing of this report.

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

We have no off balance sheet arrangements.

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

Revenue Recognition

Revenue is recognized when obligations under the terms of a contract with a customer are satisfied, which includes the control of products transferring to the customer. For Uniroyal, this generally occurs when products are shipped and, for UGL, this generally occurs when the customer accepts delivery either at the Company’s U.K. facility or at a mutually agreed upon location. Revenue is measured as the amount of consideration we expect to receive in exchange for products transferred to the customer. Based on historical results and analysis, we estimate and calculate provisions for customer rebates and sales returns and allowances and record these estimated amounts as an offset to revenue in the same period the related revenue is recognized.

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

Inventories

We value inventory at the lower of cost using the first-in, first-out (FIFO) method, or market. To determine the cost of inventory, we allocate fixed expense to the costs of production based on the normal capacity, which refers to a range of production levels and is considered the production expected to be achieved over a number of periods under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. Fixed overhead costs allocated to each unit of production should not increase due to abnormally low production. Those excess costs are recognized as a current period expense.

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

Goodwill and Intangible Indefinite-Lived Assets

Goodwill and trademarks are indefinite-lived assets and are not amortized unless, for trademarks, we determine that their useful lives are no longer indefinite. These indefinite-lived assets are reviewed for impairment at least annually or whenever events or changes in business circumstances (“triggering events”) indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.

In considering whether the events caused by the COVID-19 pandemic should be considered a triggering event, we used a qualitative assessment methodology and determined that it was not more likely than not that the fair value of our assets was less than the carrying amount and, therefore, concluded that no impairment charge was necessary as of January 3, 2021.

Income Tax

We file income tax returns in the United States as a C-Corporation, and in several state jurisdictions and in the United Kingdom. Our subsidiary, Uniroyal, is a limited liability company (LLC) for federal and state income tax purposes and as such, its income, losses, and credits pass through to its members. We made the acquisition of Uniroyal through UEPH, a limited liability company, which issued preferred ownership interests to the sellers that provide for quarterly dividends. Uniroyal’s taxable income is allocated entirely to UEPH as its sole member and since it is a pass-through entity, this income less the dividends paid to the sellers of Uniroyal is reported on our tax return. The taxable income applicable to the dividends for the preferred ownership interests is reported to the sellers who report it on their respective individual tax returns.

We follow ASC 740 Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities (temporary differences) using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. We have federal net operating loss carryforwards of approximately $15.7 million as of January 3, 2021, of which $11.7 million expire in years beginning 2022 through 2034 and $4.0 million may be carried forward indefinitely. We have state net operating loss carryforwards of approximately $14.1 million as of January 3, 2021, which also expire beginning 2022 through 2034. Additionally, we have foreign net operating loss carryforwards of approximately $2.8 million as of January 3, 2021, which have no expiration date. As a result of the federal and state loss carryforwards, we have deferred tax assets of $4,900,595 net of a valuation allowance of $828,411 as of January 3, 2021.

We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. In making our valuation allowance determinations, we consider all available positive and negative evidence affecting specific deferred tax assets, including our past and anticipated future performance, the reversal of deferred tax liabilities, the length of carryback and carryforward periods, and the implementation of tax planning strategies. Management has determined that there is uncertainty as to the realization of a portion of the state net operating loss carryforward and has established a valuation allowance against a portion of the state net operating loss carryforward.

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

Recent Accounting Standards

See Note 1 to the consolidated financial statements for a discussion on accounting standards that we adopted during 2020 and on those recently issued but not yet required to be adopted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Uniroyal Global Engineered Products, Inc. and subsidiaries

Sarasota, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Uniroyal Global Engineered Products, Inc. and subsidiaries (the "Company") as of January 3, 2021 and December 29, 2019, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2021 and December 29, 2019, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Frazier & Deeter, LLC

We have served as the Company's auditor since 2010.

Tampa, Florida

April 1, 2021

Uniroyal Global Engineered Products, Inc.

Consolidated Balance Sheets

ASSETS	January 3, 2021 (1)	December 29, 2019
CURRENT ASSETS
Cash and cash equivalents	$1,656,882	$513,588
Accounts receivable, net	10,114,819	11,662,325
Inventories, net	17,952,850	19,116,542
Other current assets	1,841,153	930,015
Related party receivable	907	-
Total Current Assets	31,566,611	32,222,470

PROPERTY AND EQUIPMENT, NET	18,491,122	19,103,319
OPERATING LEASE RIGHT-OF-USE ASSETS	6,242,736	6,607,963

OTHER ASSETS
Intangible assets	3,388,357	3,263,781
Goodwill	1,079,175	1,079,175
Other long-term assets	4,679,990	3,489,313
Total Other Assets	9,147,522	7,832,269

TOTAL ASSETS	$65,447,991	$65,766,021

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued in excess of bank balance	$275,297	$332,141
Lines of credit	17,760,583	20,530,773
Current maturities of long-term debt	1,432,301	1,238,541
Current maturities of finance lease liabilities	257,298	364,872
Accounts payable	7,344,785	9,232,119
Accrued expenses and other liabilities	7,987,333	3,890,367
Related party obligation	149,366	608,517
Current portion of postretirement benefit liability - health and life	162,977	155,803
Total Current Liabilities	35,369,940	36,353,133

LONG-TERM LIABILITIES
Long-term debt, less current portion	7,338,762	2,892,242
Finance lease liabilities, less current portion	235,116	492,613
Operating lease liabilities, less current portion	5,893,268	6,106,568
Related party finance lease liabilities, less current portion	2,504,404	2,646,970
Long-term debt to related parties	4,216,566	3,190,655
Postretirement benefit liability - health and life, less current portion	2,713,585	2,592,023
Other long-term liabilities	807,190	715,308
Total Long-Term Liabilities	23,708,891	18,636,379
Total Liabilities	59,078,831	54,989,512

STOCKHOLDERS' EQUITY
Preferred units, Series A UEP Holdings, LLC, 200,000 units issued and outstanding ($100 issue price)	617,571	617,571
Preferred units, Series B UEP Holdings, LLC, 150,000 units issued and outstanding ($100 issue price)	463,179	463,179
Preferred stock, Uniroyal Global (Europe) Limited, 50 shares issued and outstanding ($1.51 stated value)	75	75
Common stock, 95,000,000 shares authorized ($.001 par value) 3,736,006 shares issued and outstanding as of January 3, 2021 and December 29, 2019	3,736	18,680
Additional paid-in capital	35,290,590	35,275,646
Accumulated deficit	(28,734,670)	(24,301,203)
Accumulated other comprehensive loss	(1,271,321)	(1,297,439)
Total Stockholders' Equity	6,369,160	10,776,509

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$65,447,991	$65,766,021

(1)	The amounts in common stock and additional paid-in capital were adjusted to reflect the one-for-five reverse stock split ("reverse stock split") as of February 24, 2020, the effective date of the reverse stock split. See Note 1 for additional information.

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Operations

	Years Ended

	January 3, 2021	December 29, 2019

NET SALES	$60,218,355	$91,136,244

COST OF GOODS SOLD	52,437,754	76,174,406

Gross Profit	7,780,601	14,961,838

OPERATING EXPENSES:
Selling	3,040,685	4,300,730
General and administrative	6,720,969	6,047,734
Research and development	980,695	1,634,385
Other operating expenses	-	343,003
OPERATING EXPENSES	10,742,349	12,325,852

Operating (Loss) Income	(2,961,748)	2,635,986

OTHER INCOME (EXPENSE):
Interest and other debt related expense	(1,581,907)	(2,036,248)
Funding from Paycheck Protection Program	2,217,500	-
Other (expense) income	(173,214)	258,486
Net Other Income (Expense)	462,379	(1,777,762)

(LOSS) INCOME BEFORE TAX PROVISION	(2,499,369)	858,224

TAX BENEFIT	(1,275,743)	(103,199)

NET (LOSS) INCOME	(1,223,626)	961,423

Preferred stock dividend	(3,209,841)	(3,126,496)

NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(4,433,467)	$(2,165,073)

LOSS PER COMMON SHARE:
Basic and Diluted	$(1.19)	$(0.58)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	3,736,006	3,736,742

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Comprehensive Loss

	Years Ended

	January 3, 2021	December 29, 2019

NET (LOSS) INCOME	$(1,223,626)	$961,423

OTHER COMPREHENSIVE INCOME (LOSS):
Minimum benefit liability adjustment	(160,356)	(830,899)
Foreign currency translation adjustment	186,474	236,105
OTHER COMPREHENSIVE INCOME (LOSS)	26,118	(594,794)

COMPREHENSIVE (LOSS) INCOME	(1,197,508)	366,629

Preferred stock dividend	(3,209,841)	(3,126,496)

COMPREHENSIVE LOSS TO COMMON SHAREHOLDERS	$(4,407,349)	$(2,759,867)

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended January 3, 2021 and December 29, 2019

	UEPH Series A		UEPH Series B		UGEL Preferred		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 30, 2018	200,000	$617,571	150,000	$463,179	50	$75	3,738,006	$18,690	$35,244,770	$(22,136,130)	$(702,645)	$13,505,510
Net income	-	-	-	-	-	-	-	-	-	961,423	-	961,423
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(594,794)	(594,794)
Stock-based compensation expense	-	-	-	-	-	-	-	-	44,166	-	-	44,166
Treasury shares purchased at cost and retired	-	-	-	-	-	-	(2,000)	(10)	(13,290)	-	-	(13,300)
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(3,126,496)	-	(3,126,496)
Balance December 29, 2019	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$18,680	$35,275,646	$(24,301,203)	$(1,297,439)	$10,776,509
Net loss	-	-	-	-	-	-	-	-	-	(1,223,626)	-	(1,223,626)
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	26,118	26,118
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(3,209,841)	-	(3,209,841)
Adjustment for a 1-for-5 reverse stock split (1)	-	-	-	-	-	-	-	(14,944)	14,944	-	-	-
Balance January 3, 2021	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$3,736	$35,290,590	$(28,734,670)	$(1,271,321)	$6,369,160

(1)	The amounts in common stock and additional paid-in capital were adjusted to reflect the one-for-five reverse stock split ("reverse stock split") as of February 24, 2020, the effective date of the reverse stock split. See Note 1 for additional information.

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Cash Flows

	Years Ended

CASH FLOWS FROM OPERATING ACTIVITIES	January 3, 2021	December 29, 2019

Net (loss) income	$(1,223,626)	$961,423
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation	2,358,001	2,354,650
Stock-based compensation expense	-	44,166
Deferred tax (benefit) expense	(1,319,778)	252,690
Amortization of intangible assets	15,948	16,667
Loss on disposal of property and equipment	3,871	74,681
Noncash postretirement benefit - health and life	-	(294,468)
Funding from Paycheck Protection Program recognized as income	(2,217,500)	-
Noncash lease adjustment	89,624	(4,060)
Changes in assets and liabilities:
Accounts receivable	1,882,167	990,417
Inventories	1,414,782	588,802
Other current assets	(834,868)	58,309
Related party receivable	(907)	20,118
Other long-term assets	175,693	141,166
Accounts payable	(2,064,395)	(300,897)
Accrued expenses and other liabilities	759,757	(1,391)
Postretirement benefit liability - health and life	(31,620)	(29,592)
Other long-term liabilities	693	(213,154)
Cash (used in) provided by operating activities	(992,158)	4,659,527

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,368,852)	(1,966,200)
Payments on life insurance policies, net of proceeds from policy loans	(48,771)	71,904
Cash used in investing activities	(1,417,623)	(1,894,296)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in checks issued in excess of bank balance	(56,844)	(523,069)
Net (payments) advances on lines of credit	(3,074,286)	891,022
Payments on long-term debt	(1,115,425)	(1,069,904)
Proceeds from issuance of long-term debt - Paycheck Protection Program	2,217,500	-
Proceeds from issuance of long-term debt - automotive lenders	3,075,239	-
Proceeds from issuance of long-term debt - Main Street Lending Program	2,432,353	-
Proceeds from issuance of long-term debt - other	-	604,935
Payments on finance lease liabilities	(363,205)	(641,300)
Proceeds from related party obligations	1,353,367	1,350,000
Payments on related party obligations	(1,001,717)	(782,384)
Payment of related party preferred stock dividends	-	(3,114,592)
Purchase and retirement of treasury stock	-	(13,300)
Cash provided by (used in) financing activities	3,466,982	(3,298,592)
Net change in cash and cash equivalents	1,057,201	(533,361)
Cash and cash equivalents - beginning of period	513,588	1,028,841
Effects of currency translation on cash and cash equivalents	86,093	18,108

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,656,882	$513,588

See Note 2 for noncash transactions and supplemental disclosure of cash flow information.

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2021 and December 29, 2019

NOTE 1 – Basis of Presentation and Summary of Significant Accounting Policies

Description of the Business

Uniroyal Global Engineered Products, Inc. (the “Company”) is primarily engaged in the development, manufacturing and distribution of vinyl coated fabrics mainly for use in transportation, residential, hospitality, health care, office furniture and automotive applications. The Company’s customers are located primarily throughout North America and Europe.

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

The Company and its subsidiaries use a 52/53-week fiscal year ending on the Sunday nearest to December 31. The year ended January 3, 2021 was a 53-week year whereas the year ended December 29, 2019 was a 52-week year. The Company’s U.K. subsidiaries use the calendar year end of December 31. The activity of the U.K. subsidiaries that occurs on the days that do not coincide with the Company’s year-end is not material.

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

As of and for the Years Ended January 3, 2021 and December 29, 2019

For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

One-for-Five Reverse Stock Split

On January 27, 2020, the Company announced a one-for-five reverse stock split (“reverse stock split”) on its common stock that became effective on February 24, 2020. All share and per share amounts reflect the effect of the reverse stock split. The amounts in common stock and additional paid-in capital were adjusted as of the effective date of the reverse stock split.

Coronavirus (COVID-19)

During the first quarter of 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak a public health emergency. There have been mandates from international, federal, state and local authorities requiring forced closures of various schools, businesses and other facilities and organizations. These forced closures have negatively impacted the Company’s business. Primarily due to the negative impact that COVID-19 is having on the global economy, the Company began to experience a decline in sales during the latter part of March 2020. In order to mitigate the effect of the decrease in revenue, the Company is managing its costs, which included initially reducing staff at its U.S. manufacturing facility and furloughing the entire production staff at the U.K. facility beginning in late March. During June 2020, the Company had some employees return to work as its U.K. facility started limited production of vinyl products based on orders it was receiving from its customers. The Company brought back additional production workers as incoming orders increased during the third quarter of 2020. All employees returned to work as demand for the Company’s products continued to improve in the fourth quarter although it was well below normalized levels.

As described below, the Company has applied for loans under programs offered by the governmental agencies in the United States and in the United Kingdom and has found other supplementary cash flow opportunities to provide further liquidity.

For the U.S. operations, during the second quarter of 2020 the Company received $2,217,500 in funds from One Community Bank (formerly Oregon Community Bank) through the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”) under the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”). The loan matures on April 13, 2022 and bears an interest rate of 1.0%. Monthly payments of principal and interest were required to begin on November 13, 2020 based on the amount that was outstanding on October 13, 2020 in order to fully amortize the loan by April 13, 2022. The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Loan payments have been deferred pending loan forgiveness from the SBA.

All or a portion of the loan may be forgiven by the SBA for costs the Company incurred for payroll, rent, utilities and all other allowable expenses during the 24-week period that began April 13, 2020. The Company used all proceeds from the loan to maintain payroll and make payments for lease, utility and other allowable expenses. As a result, management believes that the Company has met the PPP eligibility criteria for forgiveness and has concluded that the loan represents, in substance, a government grant that is expected to be forgiven. As such, in accordance with International Accounting Standards (“IAS”) 20, “Accounting for Government Grants and Disclosure of Government Assistance,” the Company has recognized the entire loan amount as grant income, which is included in net other income (expense) in the consolidated statement of operations for the year ended January 3, 2021. The Company submitted its application for loan forgiveness to One Community Bank in November 2020.

Also for the U.S. operations, in December 2020 the Company received $2,432,353 in funds from Wells Fargo Capital Finance, LLC through the Main Street Lending Program established by the Federal Reserve Board. The loan matures in November 2025 and bears an interest rate of 3.00% above LIBOR. The Company is required to make monthly interest payments beginning in December 2021 with any deferred interest from the first year of the loan added to principal. In addition, the Company is required to make annual principal payments in November 2023, 2024 and 2025 in increments of 15%, 15% and 70% of the principal, respectively. The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

Additionally for the U.S. operations, during the first quarter of 2021 the Company received a $2.0 million Second Draw PPP loan. This loan has the same general terms as the Company’s first PPP loan.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2021 and December 29, 2019

For the U.K. operations, during the year ended January 3, 2021 the Company recorded reimbursed costs of approximately $1,569,000 under the Coronavirus Job Retention Scheme (“CJRS”) set up by the U.K. government to help employers pay the wages of those employees who would otherwise have been laid off during the coronavirus outbreak but under the CJRS were furloughed instead. This program reimbursed the Company for up to 80% of the compensation expense plus national insurance and certain benefits paid to the furloughed employees, resulting in lower salary expense for the Company. While the employees were on furlough, the compensation paid to them was limited to the amount reimbursed by the CJRS. The Company recorded the reimbursed amounts as reductions to the associated expenses.

Additionally for the U.K. operations, during the second half of 2020 the Company received $1,225,911 in loans from its principal shareholder and $3,268,664 in loans from automotive lenders. These funds provided additional working capital to meet various short-term cash needs.

While the closures and limitations on movement, domestically and internationally, are expected to be temporary due to the COVID-19 outbreak, the duration of the supply chain disruption and related financial impact cannot be estimated at this time. Should the closures continue for a more extended period of time or should the effects of the coronavirus continue to spread, the impact could have a material adverse effect on the Company’s financial position, results of operations and cash flows which may require that the Company obtain additional financing.

The payment of dividends for the year ended January 3, 2021 and the three months ended December 29, 2019 was deferred to preserve cash and provide additional liquidity. As of January 3, 2021 and December 29, 2019, accrued dividends of $4,019,905 and $788,599, respectively, were included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Legal Proceedings

From time to time, the Company may be a party to claims, proceedings, and lawsuits related to products, services, contracts, employment, environmental, safety, intellectual property, and other matters. The ultimate resolution of such claims, proceedings, and lawsuits is inherently unpredictable and, as a result, the Company’s estimates of liability, if any, are subject to change. Actual results could differ materially from the Company’s estimates, and an unfavorable resolution of any matter could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company. The Company does not believe, based on the information currently available to it, that the ultimate resolution of any currently pending matters will have a material effect on the consolidated financial condition, results of operations, or cash flows of the Company other than the following:

On October 1, 2020, the Health and Safety Executive (“HSE”), the government agency responsible for the enforcement of health and safety law in the U.K., charged our U.K. subsidiary, Uniroyal Global Limited, with an offense under the Health and Safety at Work etc. Act 1974 arising from an August 2019 incident in which an employee was injured in the course of his employment.

The Company fully cooperated with the HSE investigation and, at this time, intends to negotiate a plea based on the legal advice provided to it to date. Based on this legal advice, the Company believes that £150,000 ($193,000) is a reasonable estimate of the fine to be imposed and, accordingly, recorded an accrual for this charge. The related expense was recorded in general and administrative expenses in the accompanying Consolidated Statement of Operations for the year ended January 3, 2021.

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2021 and December 29, 2019

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts, returns and discounts of $940,474 and $693,265 as of January 3, 2021 and December 29, 2019, respectively. Accounts receivable are recorded when obligations under the terms of a contract with a customer are satisfied, which includes the control of products transferring to the customer. See Note 22 for further discussion.

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

Customer Rebates

The Company records customer rebates as a reduction of net sales. Accounts receivable are recorded net of an allowance for customer rebates of $131,868 and $77,337 as of January 3, 2021 and December 29, 2019, respectively.

Inventories

Inventories are valued at the lower of cost using the first-in, first-out (FIFO) method, or market. To determine the cost of inventory, the Company allocates fixed expense to the costs of production based on the normal capacity, which refers to a range of production levels and is considered the production expected to be achieved over a number of periods under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. Fixed overhead costs allocated to each unit of production should not increase due to abnormally low production. Those excess costs are recognized as a current period expense.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, accrued expenses and other liabilities, and operating lease liabilities in the accompanying consolidated balance sheets. Finance leases are included in property and equipment, current maturities of finance lease liabilities, and finance lease liabilities, less current portion in the accompanying consolidated balance sheets while related party finance leases are included in property and equipment, related party obligation, and related party finance lease liabilities in the accompanying consolidated balance sheets.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Generally, lease right-of-use assets and liabilities are recognized at the beginning date of a lease based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on information that is available at the beginning date of a lease to determine the present value of lease payments, since its leases generally do not provide an implicit rate. The implicit rate is used when readily determinable. The Company excludes leases with terms of 12 months or less. The terms of the Company’s leases may include options to extend or terminate a lease when it is reasonably certain that the Company will exercise that option. The Company’s lease agreements with lease and non-lease components are generally accounted for on a combined basis. See Notes 10 and 16 for further discussion.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2021 and December 29, 2019

Cash Surrender Value of Insurance Policies

Cash surrender value of insurance policies is valued at the cash surrender value of the contract as determined by the life insurance company. The cash value of the insurance policies totaled $776,323 and $597,551 as of January 3, 2021 and December 29, 2019, respectively. The Company has obtained loans against the cash value of certain of these insurance policies. At January 3, 2021 and December 29, 2019, these insurance policy loans totaled $590,841 and $460,841, respectively, and had a weighted average interest rate of 3.63%. The increase in the amount of insurance policy loans was due to $130,000 in loans obtained by the Company during the third quarter of 2020. Interest is accrued quarterly. Each loan (and applicable accrued interest) can be repaid at any time. Any loan (or interest) outstanding at the time of settlement will reduce the proceeds payable under the policies. The cash value of the insurance policies, net of policy loans, is included in other long-term assets in the accompanying consolidated balance sheets.

Impairment of Finite-Lived Long-Lived Assets

The Company reviews long-lived assets, including property, equipment, and intangible assets, for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset. There were no impairment losses recognized in the years ended January 3, 2021 or December 29, 2019.

Goodwill and Intangible Indefinite-Lived Assets

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired. Trademarks are recorded at estimated fair value at the date they were acquired in certain business acquisitions. To the extent it has been determined that the carrying value of the assets associated with goodwill or trademarks is not recoverable and is in excess of its fair value, an impairment loss is recognized. Impairment is reviewed at least annually. No impairment loss was deemed necessary as of January 3, 2021 or December 29, 2019.

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

As of and for the Years Ended January 3, 2021 and December 29, 2019

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

The Company's tax returns for tax years 2017 and thereafter are subject to examination by taxing authorities. The Company records interest and penalties associated with uncertain tax positions related to these tax filings as interest expense. No such expense was recorded for the years ended January 3, 2021 and December 29, 2019, since the Company does not believe it has any uncertain tax positions.

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

For the fiscal year ended January 3, 2021, there have been no changes in the application of valuation methods applied to similar assets and liabilities.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2021 and December 29, 2019

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques applied need to maximize the use of observable inputs and minimize the use of unobservable inputs.

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

Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that the estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2021 and December 29, 2019

Revenue Recognition

We derive our revenues primarily from the manufacture and sale of vinyl coated fabrics. Revenues are recognized when control of these products is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products.

The Company has identified customer purchase orders as contracts. The contract specifies the transaction price which is based on the amount of consideration the Company expects to receive in exchange for transferring control of a product to the customer. The Company does not have multiple performance obligations requiring it to allocate a transaction price. The performance obligation under the contract is the delivery of products. The performance obligation is satisfied and revenue is recognized when the Company transfers control of the products to its customers. For Uniroyal, this generally occurs when products are shipped and, for UGL, this generally occurs when the customer accepts delivery either at the Company’s U.K. facility or at a mutually agreed upon location.

However, if the Company has an enforceable right to payment when the customer is contractually required to accept delivery of any remaining product at the end of a contract, but collectability of the revenue is uncertain, revenue recognition would occur upon agreement even if the product is not delivered to the customer.

See Note 22 for further discussion.

Variable Consideration

The nature of our business gives rise to variable consideration, including rebates, allowances and returns that generally decrease the transaction price, which reduces revenue. These various amounts are generally credited to the customer, based on achieving certain levels of sales activity and product returns.

Variable consideration is estimated at the most likely amount that is expected to be earned. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal will not occur or when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration are estimated based upon historical experience and known trends and recorded in the same period in which the related revenue is recognized.

Customer Claims and Implied Warranties

The Company does not have any formal warranty programs. We generally will provide product warranties related to manufacturing defects and specific performance standards for our products. We estimate the potential returns based upon historical experience and record an allowance for potential returns as contra revenue and within accounts receivable. The allowance for potential customer returns was $774,674 and $401,808 as of January 3, 2021 and December 29, 2019, respectively.

Shipping and Handling Costs

Shipping and handling costs charged to customers and the costs incurred by the Company are netted. Shipping and handling costs incurred by the Company for purchases are included in cost of goods sold.

Advertising

Advertising costs, other than promotional materials, are charged to expense as incurred. Promotional materials are expensed as they are distributed. Advertising expense was $80,523 and $136,161 for the years ended January 3, 2021 and December 29, 2019, respectively. As of January 3, 2021 and December 29, 2019, $92,820 and $87,707, respectively, of promotional materials were included in other long-term assets in the accompanying consolidated financial statements.

Research and Development

Research and development costs are charged to expense as incurred. Research and development expense was $980,695 and $1,634,385 for the years ended January 3, 2021 and December 29, 2019, respectively.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2021 and December 29, 2019

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

Recent Accounting Standards

On August 28, 2018, the Financial Accounting Standards Board issued a new standard, ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The new standard modifies the disclosure requirements on fair value measurements in Topic 820, “Fair Value Measurement.” Certain requirements were removed such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, certain requirements were modified and certain disclosures were added such as the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period. The Company adopted this standard on December 30, 2019. Since this standard only revises disclosure requirements, the adoption of this standard for the year ending January 3, 2021 did not have a significant effect on the Company’s consolidated financial position, results of operations and cash flows.

On December 18, 2019, the Financial Accounting Standards Board issued a new standard, ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This new guidance simplifies the accounting for income taxes by removing certain exceptions such as the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income/gain from other items; and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The new guidance also simplifies the accounting for income taxes under certain circumstances such as requiring that an entity recognize a franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax; requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of a business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; and requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company adopted this standard on January 4, 2021. Management believes that the adoption of this standard for the year ending January 2, 2022 will not have a significant effect on the Company’s consolidated financial position, results of operations and cash flows.

In June 2020, the American Institute of Certified Public Accountants in conjunction with the Financial Accounting Standards Board developed Technical Question and Answer (“TQA”) 3200.18, “Borrower Accounting for a Forgivable Loan Received Under the Small Business Administration Paycheck Protection Program”, which is intended to provide clarification on how to account for loans received from the PPP. TQA 3200.18 states that an entity may account for PPP loans under ASC 470, “Debt” or, if the entity is expected to meet PPP eligibility criteria and the PPP loan is expected to be forgiven, the entity may account for the loans under IAS 20, “Accounting for Government Grants and Disclosure of Government Assistance”. The Company has elected to account for PPP loan proceeds under IAS 20 as allowed by TQA 3200.18. Although the Company anticipates forgiveness of the entire amount of the PPP loan, no assurances can be provided that the Company will obtain forgiveness of the PPP loan in whole or in part.

Subsequent Events

The Company has evaluated subsequent events occurring through the date that the financial statements were available to be issued, for events requiring recording or disclosure in the January 3, 2021 consolidated financial statements. There were no material events or transactions occurring during this period requiring recognition or disclosure other than the following:

As previously stated, during the first quarter of 2021 the Company received a $2.0 million Second Draw PPP loan. This loan has the same general terms as the Company’s first PPP loan.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2021 and December 29, 2019

NOTE 2 - Noncash Transactions and Supplemental Disclosure of Cash Flow Information

During the year ended January 3, 2021, the Company recorded funding from the Paycheck Protection Program of $2,217,500, which is the amount of debt forgiveness that it expects to receive for the loan it made through the Paycheck Protection Program. Although the Company has not been legally released from this amount of the loan, management concluded that there was reasonable assurance that the Company had substantially met the terms for forgiveness, including using all proceeds from the loan for eligible costs (as defined under the Paycheck Protection Program). The Company submitted its application for loan forgiveness in November 2020.

During the year ended December 29, 2019, the Company entered into several equipment financing obligations with an aggregate fair value of $379,126, which are accounted for as capital assets. The fair value was added to property and equipment and a corresponding amount to related party finance lease liabilities or long-term debt.

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

During the third quarter of 2020 and 2019, the Company obtained $130,000 and $249,051, respectively, in loans against the cash value of its company owned life insurance policies and are shown net of payments of $178,771 and $177,147, respectively, on the life insurance policies in the consolidated statements of cash flows. These loans have a weighted average interest rate of 3.65% and 3.66%, respectively, and can be repaid at any time.

The following is supplemental disclosure of cash paid for the years ended:

	January 3, 2021	December 29, 2019

Interest	$1,595,346	$1,987,522

NOTE 3 - Inventories

Inventories consist of the following:

	January 3, 2021	December 29, 2019

Raw materials	$5,193,919	$5,430,125
Work-in-process	4,281,035	4,677,987
Finished goods	10,594,088	10,922,947
	20,069,042	21,031,059

Less: Allowance for inventory obsolescence	(2,116,192)	(1,914,517)

Total Inventories, net	$17,952,850	$19,116,542

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2021 and December 29, 2019

NOTE 4 - Property and Equipment

The major categories of property and equipment are summarized as follows:

	Depreciable Lives	January 3, 2021	December 29, 2019
Building and building improvements	8 – 25 yrs.	$1,441,432	$1,419,495
Machinery and equipment	8 - 10 yrs.	31,633,706	30,396,418
Computer equipment	3 - 10 yrs.	1,569,881	1,498,668
Furniture and fixtures	7 - 10 yrs.	203,362	199,508
Real estate under lease	20 yrs.	2,565,914	2,565,914
Construction-in-progress	-	241,195	9,109

Total Property and Equipment		37,655,490	36,089,112

Less: Accumulated depreciation		(19,164,368)	(16,985,793)

Property and Equipment, net		$18,491,122	$19,103,319

NOTE 5 - Intangible Assets

Intangible assets are summarized as follows:

	Amortizable Lives	January 3, 2021	December 29, 2019

Trademarks and trade names	Indefinite	$3,294,158	$3,211,281
Other	5 years	94,199	52,500

Total Intangible Assets		$3,388,357	$3,263,781

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2021 and December 29, 2019

NOTE 6 – Other Long-term Assets

Other long-term assets consist of the following:

	January 3, 2021	December 29, 2019

Deferred tax asset, net	$4,072,184	$2,694,550
Other	607,806	794,763

Total Other Long-term Assets	$4,679,990	$3,489,313

NOTE 7 – Other Long-term Liabilities

Other long-term liabilities consist of the following:

	January 3, 2021	December 29, 2019

Deferred tax liability	$801,136	$709,945
Other	6,054	5,363

Total Other Long-term Liabilities	$807,190	$715,308

NOTE 8 - Lines of Credit

The Company’s Uniroyal subsidiary has available a $30,000,000 revolving line of credit financing agreement with Wells Fargo Capital Finance, LLC (“Uniroyal Line of Credit”), which matures on June 15, 2023. Interest is payable monthly at the Eurodollar rate plus 2.25% or Wells Fargo Capital Finance, LLC's prime rate at the Company's election on outstanding balances up to $6,000,000 and prime rate on amounts in excess of $6,000,000. The line of credit weighted average interest rate including unused facility fees was approximately 3.85% as of January 3, 2021. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable, inventories and equipment. The line of credit is secured by substantially all of Uniroyal's assets and includes certain financial and restrictive covenants. The Company was in compliance with these covenants as of January 3, 2021.

The outstanding balance on the Uniroyal Line of Credit was $9,204,572 and $10,328,913 as of January 3, 2021 and December 29, 2019, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying consolidated balance sheets. Based upon eligible accounts receivable, inventories and equipment at January 3, 2021, the Uniroyal Line of Credit provided additional availability of approximately $2,691,000 as of January 3, 2021.

The Company’s UGL subsidiary has available a £10,500,000 (approximately $14.3 million) revolving line of credit financing agreement with Lloyds Bank Commercial Finance Limited (“UGL Line of Credit”), which is subject to a six-month notice by either party. The line has several tranches based on currency or underlying security. Interest is payable monthly at the base rate (U.K. LIBOR or Lloyds Bank Base Rate as published) plus 1.95% to 2.45% depending on the tranche. The line of credit weighted average interest rate was approximately 2.32% as of January 3, 2021. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable and inventories. The line of credit is secured by substantially all of the subsidiary's assets and includes certain financial and restrictive covenants. The Company was in compliance with these covenants as of January 3, 2021.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2021 and December 29, 2019

The outstanding balance on the UGL Line of Credit was £6,268,526 and £7,787,002 ($8,556,011 and $10,201,860) as of January 3, 2021 and December 29, 2019, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying consolidated balance sheets. Based upon eligible accounts receivable and inventories at January 3, 2021, the UGL Line of Credit provided additional availability of approximately $1.4 million and, combined with its total cash balance of $1,621,692, UGL had liquidity of approximately $3.0 million as of January 3, 2021.

NOTE 9 - Long-term Debt

Long-term debt consists of the following:

	January 3, 2021	December 29, 2019

Notes Payable
Uniroyal term loans with Wells Fargo Capital Finance, LLC, monthly interest only payments at the Eurodollar rate plus 2.25% or Wells Fargo Bank, National Association’s prime rate. The term loans' weighted average interest rate was approximately 3.85% as of January 3, 2021. Monthly principal balances are reduced by $26,183 each month resulting in a conversion, or increase, of the same amount in the line of credit each month. Term loans mature in June 2023 and are secured by substantially all of the Company's assets and include certain financial and restrictive covenants.	$785,501	$1,099,700

Note payable to Lloyds Bank Commercial Finance Limited payable in monthly installments of £1,148 ($1,474) including interest and principal at a rate of 4.43% with the remaining principal due August 2023. The loan is secured by certain equipment.	51,905	60,971

Notes payable to Lloyds Bank Commercial Finance Limited payable in monthly installments of £1,756-£3,932 ($2,255- $5,049) including interest and principal at a rate of 4.87% with the remaining principal due April 2022-October 2022. The loans are secured by certain equipment.	156,422	217,211

Notes payable to automotive lenders at 0% payable in increasing quarterly installments beginning September 2021 with the remaining principal due March 2023. The loans are secured by substantially all of the Company’s assets subject to the notes’ subordination to the line of credit and term loans with Lloyds Bank Commercial Finance Limited.	3,268,664	-

Note payable to Wells Fargo Capital Finance, LLC at a rate of 3.00% above LIBOR with monthly interest payments beginning in December 2021and annual principal payments in November 2023, 2024 and 2025 in increments of 15%, 15% and 70% of principal, respectively.	2,432,353	-

	6,694,845	1,377,882

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2021 and December 29, 2019

Equipment Financing Obligations
Financing obligation to Kennet Equipment Leasing payable in monthly installments of £16,636 ($21,363) including interest and principal at a rate of 10.9%. The loan matures in May 2021 and is secured by certain equipment.	23,960	238,514

Financing obligation to Regents Capital Corporation payable in monthly installments of $3,256-$6,669 including interest and principal at rates of 6.20%-7.24% with the remaining principal due February 2022–February 2024. The loans are secured by certain equipment.	678,329	994,830

Financing obligation to Lloyds Bank Commercial Finance Limited payable in monthly installments of £21,878 $(28,094) including interest and principal at a rate of 3.95%. The loan matures in February 2025 and is secured by certain equipment.	1,373,929	1,519,557
	2,076,218	2,752,901
Total	8,771,063	4,130,783

Less: Current portion	(1,432,301)	(1,238,541)

Long-term portion	$7,338,762	$2,892,242

Principal requirements on long-term debt for years ending after January 3, 2021 are as follows:

Totals

2021	$1,432,301
2022	3,334,322
2023	1,513,521
2024	724,384
2025	1,766,535

Total	$8,771,063

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2021 and December 29, 2019

NOTE 10 - Related Party Obligations

Long-term debt to related parties consists of the following:

	January 3, 2021	December 29, 2019

Senior subordinated promissory notes issued to the Company’s majority shareholder; monthly interest only payments at 9.25%; principal payment of $2,000,000 due on January 15, 2022. The senior subordinated promissory notes are secured by substantially all of the Company’s assets subject to the notes' subordination to the line of credit and term loans with Wells Fargo Capital Finance, LLC.	$2,000,000	$2,000,000

Senior secured promissory note issued to the Company’s majority shareholder; quarterly interest payments at 10%; principal payment of $765,655 due on January 15, 2022. The note is secured by substantially all of the Company’s assets subject to the note’s subordination to the line of credit and term loans with Wells Fargo Capital Finance, LLC.	765,655	765,655

Subordinated secured promissory note issued to the Company’s majority shareholder; quarterly interest payments at 8%; principal payment of $225,000 due on January 15, 2022. The note is secured by substantially all of the Company’s assets subject to the note’s subordination to the line of credit and term loans with Wells Fargo Capital Finance, LLC.	225,000	225,000

Subordinated secured promissory note issued to the Company’s majority shareholder; quarterly interest payments at 8%; principal payment of $200,000 due on January 15, 2021. The note was secured by substantially all of the Company’s assets subject to the note’s subordination to the line of credit and term loans with Wells Fargo Capital Finance, LLC.	-	200,000

Subordinated secured promissory notes issued to the Company’s majority shareholder at 0%; principal payment of $1,225,911 due on April 5, 2023. The notes are secured by substantially all of the Company’s assets subject to the notes’ subordination to the line of credit and term loans with Lloyds Bank Commercial Finance Limited.	1,225,911	-

Total	4,216,566	3,190,655

Less: Current portion	-	-

Total Long-term Debt to Related Parties	$4,216,566	$3,190,655

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2021 and December 29, 2019

Principal requirements on long-term debt to related parties for years ending after January 3, 2021 are as follows:

Totals

2021	$-
2022	2,990,655
2023	1,225,911

Total	$4,216,566

The Company has finance leases under which it leases its main U.S. manufacturing facility and certain other property from a related party lessor entity, owned by the Company’s majority shareholder. These related party finance leases expire at various dates from October 2023 through October 2033. The Company has security deposits aggregating $267,500 held by the lessor entity.

The components of lease expense for the related party finance leases for the years ended January 3, 2021 and December 29, 2019 are as follows:

	Years Ended
	January 3, 2021	December 29, 2019
Finance lease expense:
Amortization of right-of-use assets	$167,177	$165,594
Interest on lease liabilities	420,008	427,680
Total finance lease expense	$587,185	$593,274

Cash paid for amounts included in the measurement of related party finance lease liabilities for the years ended January 3, 2021 and December 29, 2019 are as follows:

	Years Ended
	January 3, 2021	December 29, 2019
Operating cash flows from finance leases	$420,008	$427,680
Financing cash flows from finance leases	$126,717	$107,383

Right-of-use assets obtained in exchange for related party finance lease obligations for the years ended January 3, 2021 and December 29, 2019 are as follows:

	Years Ended
	January 3, 2021	December 29, 2019
Finance leases	$-	$190,000

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2021 and December 29, 2019

Supplemental balance sheet and other information regarding related party finance leases are as follows:

	January 3, 2021	December 29, 2019
Finance leases:
Property and equipment, net	$2,040,681	$2,207,858
Current maturities of finance lease liabilities	$149,366	$133,517
Finance lease liabilities, less current portion	2,504,404	2,646,970
Total finance lease liabilities	$2,653,770	$2,780,487
Weighted average remaining lease term	11.2 years	12.0 years
Weighted average discount rate	16.77%	16.62%

Maturities of related party finance lease liabilities as of January 3, 2021 are as follows:

Totals
2021	$558,873
2022	554,794
2023	546,476
2024	468,098
2025	472,275
Thereafter	3,591,508
Total lease payments	6,192,024
Less: Interest	(3,538,254)
Total related party finance lease liabilities	$2,653,770

The current portion of the related party finance lease liabilities and related party short-term subordinated secured promissory notes are combined and are shown in current liabilities as related party obligation which consists of the following:

	January 3, 2021	December 29, 2019

Current portion of related party finance lease liabilities	$149,366	$133,517

Related party subordinated secured promissory note, interest at 10%	-	350,000

Related party subordinated secured promissory note, interest at 10%	-	125,000

Related Party Obligation	$149,366	$608,517

In January 2020, the Company’s majority shareholder advanced $200,000 to the Company. This advance was repaid in February 2020. During 2019, the Company issued $1,150,000 of short-term subordinated secured promissory notes to the Company’s majority shareholder of which $675,000 was repaid in 2019 and the remainder of $475,000 in 2020. The notes were at a rate of 10%.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2021 and December 29, 2019

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

Under the CARES Act, the Internal Revenue Code was amended to provide relief and supportive measures for taxpayers impacted by COVID-19. The key components of these amendments are as follows: eliminating taxable income limitation for certain net operating losses and permitting carryback net operating losses arising in 2018, 2019 and 2020 to five prior tax years; accelerating refunds of previously generated Alternative Minimum Tax credit; increasing business interest limitation from 30% to 50% of adjusted taxable income; and amending depreciation for qualified improvement property (“QIP”) to 15-year property for QIP placed in service after December 31, 2017. The Company considered the various potential income tax provisions and deemed that there were no material impacts to the income tax provisions for the year ended January 3, 2021.

Additionally, in December 2020, Congress passed the Consolidated Appropriations Act which provides that loans received and subsequently forgiven under the PPP would not be taxable and that PPP-funded expenses are also deductible. Some states have not conformed to the Federal treatment. Since the Company expects that the $2,217,500 million loan it received under the PPP to be forgiven, it recorded the funds as grant income under IAS 20, and excluded this income for tax purposes for the year ended January 3, 2021.

The following is information on the benefit for income taxes for the years ended January 3, 2021 and December 29, 2019:

	January 3, 2021	December 29, 2019
Current
Federal	$-	$-
State, net	220,544	3,570
Foreign	(176,509)	(359,459)
Total current income tax provision (benefit)	44,035	(355,889)
Deferred
Federal	(1,346,818)	201,756
State	(30,813)	3,328
Foreign	57,853	47,606
Total deferred income tax (benefit) provision	(1,319,778)	252,690
Total income tax benefit	$(1,275,743)	$(103,199)

The state provisions of $199,978 and $51,012 for the years ended January 3, 2021 and December 29, 2019, respectively, were reduced by a change in the valuation allowance in the amounts of $10,248 and $44,114, respectively. The benefit for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes. The Company’s effective income tax rate, computed as the total of federal, state and foreign taxes as a percentage of income before taxes, was negative 51.0% and negative 12.0% for the years ended January 3, 2021 and December 29, 2019, respectively.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2021 and December 29, 2019

The following is a reconciliation of the income tax at the U.S. federal statutory tax rate with the income tax at the effective tax rate for the years ended January 3, 2021 and December 29, 2019:

	January 3, 2021	December 29, 2019

Income tax (benefit) provision at statutory rates	$(524,867)	$180,227

Foreign tax rate differential	18,417	22,122
Funding from Paycheck Protection Program not taxable	(465,675)	-
UEPH preference dividend	-	(210,753)
U.K. Research and development credit	(130,777)	(171,130)
Effect of change in U.K. tax rate on deferred items	137,631	7,514
Prior year true-up	(324,994)	61,923
State tax (benefits) provisions	(37,772)	51,012
Valuation allowance	10,248	(44,114)
Other	42,046	-
Income tax benefit	$(1,275,743)	$(103,199)

Effective income tax rate	(51.0)%	(12.0)%

The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	January 3, 2021	December 29, 2019

Deferred tax assets:
Net operating loss carryforward	$5,597,550	$3,872,437
Valuation allowance	(828,411)	(740,818)
Total deferred tax assets, net	4,769,139	3,131,619
Deferred tax liabilities:
Trademarks	(382,510)	(336,817)
Deferred gain	(183,801)	(157,850)
Capital allowances	(931,780)	(652,347)
Total deferred tax liabilities	(1,498,091)	(1,147,014)
Net deferred tax assets	$3,271,048	$1,984,605

Deferred tax assets as of January 3, 2021 and December 29, 2019 include $4,900,595 and $3,435,368, respectively, of carryforwards related to U.S. net operating losses and $696,955 and $437,069, respectively, of carryforwards resulting from U.K. losses. The $4,900,595 and $3,435,368 of deferred tax assets for U.S. losses, net of valuation allowances of $828,411 and $740,818 as of January 3, 2021 and December 29, 2019, respectively, are included in other long-term assets. The $696,955 and $437,069 of deferred tax assets for U.K. losses are netted with deferred tax liabilities, which are all related to U.K. tax. Total net deferred tax liabilities of $801,136 and $709,945 are included in other long-term liabilities in the accompanying consolidated balance sheets as of January 3, 2021 and December 29, 2019, respectively.

The Company has federal net operating loss carryforwards of approximately $15.7 million as of January 3, 2021, of which $11.7 million expire in years beginning 2022 through 2034 and $4.0 million may be carried forward indefinitely. The Company has state net operating loss carryforwards of approximately $14.1 million as of January 3, 2021, which also expire in years beginning 2022 through 2034. Additionally, the Company has foreign net operating loss carryforwards of approximately $2.8 million as of January 3, 2021, which have no expiration date.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2021 and December 29, 2019

The Company reduces its deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. In making its valuation allowance determinations, the Company considers all available positive and negative evidence affecting specific deferred tax assets, including past and anticipated future performance, the reversal of deferred tax liabilities, the length of carryback and carryforward periods, and the implementation of tax planning strategies. Management has determined that there is uncertainty as to the realization of a portion of the state net operating loss carryforward and has established a valuation allowance against a portion of the state net operating loss carryforward.

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

The accumulated postretirement benefit obligation, plan assets and accrued postretirement liability as of the plan's measurement date are as follows:

	January 3, 2021	December 29, 2019

Postretirement Benefit Liability - Health and Life	$2,721,900	$2,753,520
Less: Plan assets	-	-

Accrued postretirement benefit cost	2,721,900	2,753,520
Unrecognized net loss (gain)	154,662	(5,694)

Accumulated postretirement benefit obligation	2,876,562	2,747,826

Less: Current portion	(162,977)	(155,803)

Long-term Portion	$2,713,585	$2,592,023

Net postretirement benefit income for the plan is comprised of the following:

	January 3, 2021	December 29, 2019

Interest cost on projected benefit obligation	$74,758	$82,949
Amortization of net gain	-	(294,468)

Net postretirement expense (benefit)	$74,758	$(211,519)

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2021 and December 29, 2019

Reconciliation of losses in other comprehensive loss is as follows:

	January 3, 2021	December 29, 2019

Net actuarial loss	$(160,356)	$(536,431)
Amortization of actuarial gain	-	(294,468)

Postretirement benefit liability adjustment in other comprehensive loss	$(160,356)	$(830,899)

At January 3, 2021, there is $154,662 of unrecognized net actuarial losses in accumulated other comprehensive loss that has not yet been recognized as a component of net periodic benefit costs. At January 3, 2021, there is no amount of net actuarial losses in accumulated other comprehensive loss that is expected to be recognized as a component of net periodic benefit costs during 2021.

The significant assumptions used in determining the accumulated postretirement benefit obligation and net periodic benefit cost are as follows:

	January 3, 2021	December 29, 2019
Health Care Cost Trend Rates:
2020	4.00%	4.00%
Thereafter	4.00%	4.00%
Discount rate	1.95%	2.80%
Measurement Date	January 3, 2021	December 29, 2019

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2021 and December 29, 2019

Employer and employee contributions to the plan were $106,377 and $7,777, respectively, during the year ended January 3, 2021 and $116,928 and $10,071, respectively, during the year ended December 29, 2019. Contributions to the plan are made each year based on estimated benefit payments to be paid out of the plan. Estimated benefit payments from the plan for each of the next five years, and in the aggregate for the five years thereafter, are as follows:

2021	$162,977
2022	167,182
2023	167,701
2024	165,910
2025	166,477
2026 - 2030	812,992

Total	$1,643,239

Postemployment Benefit Liability - Severance

The Company provides certain severance benefits for substantially all union employees who began their employment prior to 1986. Accounting standards for postemployment benefits require the Company to accrue the estimated cost of future severance payments during the years the employees provide services. The accrued postemployment benefit liability as of January 3, 2021 and December 29, 2019 was $6,054 and $5,363, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets. The accrued postemployment benefit liability was determined using discount rates of 1.95% and 2.80% as of January 3, 2021 and December 29, 2019, respectively.

NOTE 13 - Equity

The following table summarizes the Company’s common stock outstanding by class.

	January 3, 2021	December 29, 2019
Ordinary Common Stock	3,412,186	3,412,186
Class B Common Stock	323,820	323,820
Total	3,736,006	3,736,006

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2021 and December 29, 2019

 Acquisition

On November 10, 2014, the Company acquired Uniroyal and UGEL, the holding company for UGL. Pursuant to the acquisition of Uniroyal, 200,000 units of Series A preferred units and 150,000 units of Series B preferred units of UEP Holdings LLC, a wholly-owned subsidiary of the Company, were issued to the former owners of Uniroyal.  Each of the UEP Holdings Series A and Series B preferred units have an issue price of $100 per unit or a total face value of $20,000,000 and $15,000,000, respectively. The UEPH Series A preferred units are entitled to a preferred return of an amount per annum equal to five percent (5.00%) of the issue price of such UEPH Series A preferred unit. The UEPH Series B preferred units are entitled to a preferred return of an amount per annum equal to five and one half percent (5.50%) of the issue price of such UEPH Series B preferred unit, increasing by one half percent (0.50%) on the first anniversary of the effective date and by an additional one half percent (0.50%) on each successive anniversary of the effective date thereafter, up to a maximum of eight percent (8.00%) on the fifth anniversary of the effective date. As of January 3, 2021, the preferred return percentage of the UEPH Series B preferred units is 8.0%. The UEPH Series A and B preferred units are primarily owned by the Company’s majority shareholder.

In a separate transaction, the Company also purchased all of the outstanding 50 common shares of UGEL, a U.K. limited company, for 100 shares of its common stock and its guaranty of outstanding UGEL preferred stock retained by the seller, having a liquidation preference of €17,699,314 (approximately $21,718,828). As part of the transaction, 50 shares of the UGEL common stock held by the seller had been converted and reclassified as preferred shares. These preferred shares are entitled to a quarterly dividend payment of €221,241 (approximately $271,485). These preferred shares are primarily owned by the Company’s majority shareholder.

The payment of dividends for the year ended January 3, 2021 and the three months ended December 29, 2019 was deferred to preserve cash and provide additional liquidity. As of January 3, 2021 and December 29, 2019, accrued dividends of $4,019,905 and $788,599, respectively, were included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

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

On a quarterly basis, the Company assesses changes to its estimate of expected option award forfeitures based on its review of recent forfeiture activity and expected future employee turnover. The Company recognizes the effect of adjustments made to the forfeiture rates, if any, in the period that it changes the forfeiture estimate.  For the year ended January 3, 2021, there were no forfeiture rate adjustments and future adjustments are not expected to be significant.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2021 and December 29, 2019

The following table presents stock option activity for the years ended January 3, 2021 and December 29, 2019.

	Stock Options
	Total	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price	Non- Vested	Weighted Average Exercise Price
Outstanding at December 30, 2018	189,300	$13.98	166,867	$13.46	22,433	$17.85
Granted	-	-	-	-	-	-
Vested	-	-	22,433	$17.85	(22,433)	$17.85
Exercised	-	-	-	-	-	-
Forfeited or cancelled	(37,500)	$13.85	(37,500)	$13.85	-	-
Outstanding at December 29, 2019	151,800	$14.02	151,800	$14.02	-	-
Granted	-	-	-	-	-	-
Vested	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited or cancelled	(12,500)	$14.01	(12,500)	$14.01	-	-
Outstanding at January 3, 2021	139,300	$14.02	139,300	$14.02	-	-

As of January 3, 2021 and December 29, 2019, there was no aggregate intrinsic value of the options outstanding because the options’ weighted average exercise price of $14.02 per share was greater than the average market prices of the common shares.

Option expense recognized was $0 and $44,166 for the years ended January 3, 2021 and December 29, 2019, respectively. As of January 3, 2021, there was no unrecognized compensation cost related to the options granted under the 2015 Stock Option Plan.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2021 and December 29, 2019

NOTE 15 – Loss Per Common Share

The following table sets forth the computation of loss per common share - basic and loss per common share – diluted for the years ended January 3, 2021 and December 29, 2019.

	January 3, 2021	December 29, 2019
Numerator

Net loss allocable to common shareholders	$(4,433,467)	$(2,165,073)

Denominator

Denominator for basic and diluted earnings per share - weighted average shares outstanding	3,736,006	3,736,742

Basic and Diluted Net Loss Per Share
Net loss allocable to common shareholders	$(1.19)	$(0.58)

Effect of dilutive securities	(0.00)	(0.00)

Net loss allocable to common shareholders	$(1.19)	$(0.58)

Due to the net loss allocable to common shareholders for each of the years ended January 3, 2021 and December 29, 2019, the calculations of basic and diluted loss per share were the same since including options to purchase shares of the Company’s common stock in the calculations of diluted loss per share would have been anti-dilutive. However, if diluted earnings per share had been reported for the years ended January 3, 2021 and December 29, 2019, the calculations would have excluded options to purchase 139,300 and 151,800 shares of common stock, respectively, because the options’ weighted average exercise price of $14.02 per share was greater than the average market prices of the common shares.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2021 and December 29, 2019

NOTE 16 – Leases

The Company has operating leases for equipment and office facilities and finance leases for equipment. These leases expire at various dates from January 2021 through March 2039.

The components of lease expense for the years ended January 3, 2021 and December 29, 2019 are as follows:

	Years Ended
	January 3, 2021	December 29, 2019

Operating lease expense	$993,636	$1,028,719

Finance lease expense:
Amortization of right-of-use assets	$208,859	$227,593
Interest on lease liabilities	30,635	55,725
Total finance lease expense	$239,494	$283,318

Cash paid for amounts included in the measurement of lease liabilities for the years ended January 3, 2021 and December 29, 2019 are as follows:

	Years Ended
	January 3, 2021	December 29, 2019

Operating cash flows from operating leases	$882,709	$971,329
Operating cash flows from finance leases	$30,635	$55,725
Financing cash flows from finance leases	$363,205	$641,300

Right-of-use assets obtained in exchange for lease obligations for the years ended January 3, 2021 and December 29, 2019 are as follows:

	Years Ended
	January 3, 2021	December 29, 2019

Operating leases	$-	$287,828
Finance leases	$-	$13,197

Supplemental balance sheet and other information related to operating leases are as follows:

	January 3, 2021	December 29, 2019
Operating leases:
Operating lease right-of-use assets	$6,242,736	$6,607,963
Accrued expenses and other liabilities	$440,386	$497,225
Operating lease liabilities	5,893,268	6,106,568
Total operating lease liabilities	$6,333,654	$6,603,793
Weighted average remaining lease term	15.70 years	15.75 years
Weighted average discount rate	7.26%	7.16%

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2021 and December 29, 2019

Supplemental balance sheet and other information related to finance leases are as follows:

	January 3, 2021	December 29, 2019
Finance leases:
Property and equipment, net	$1,084,394	$2,458,155
Current maturities of finance lease liabilities	$257,298	$364,872
Finance lease liabilities, less current portion	235,116	492,613
Total finance lease liabilities	$492,414	$857,485
Weighted average remaining lease term	1.8 years	2.5 years
Weighted average discount rate	4.56%	4.73%

Maturities of operating and finance lease liabilities as of January 3, 2021 are as follows:

	Operating Leases	Finance Leases
2021	$882,617	$274,158
2022	849,338	213,869
2023	671,284	26,577
2024	546,004	1,042
2025	532,110	-
Thereafter	7,815,638	-
Total lease payments	11,296,991	515,646
Less: Interest	(4,963,337)	(23,232)
Total lease liabilities	$6,333,654	$492,414

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2021 and December 29, 2019

NOTE 17 – Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss were as follows:

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustment	Total
Balance at December 30, 2018	$836,593	$(1,539,238)	$(702,645)

Other comprehensive (losses) gains before reclassifications	(536,431)	236,105	(300,326)

Reclassification adjustment for gains included in net income	(294,468)	-	(294,468)

Balance at December 29, 2019	5,694	(1,303,133)	(1,297,439)

Other comprehensive (losses) gains before reclassifications	(160,356)	186,474	26,118

Balance at January 3, 2021	$(154,662)	$(1,116,659)	$(1,271,321)

The gains reclassified from accumulated other comprehensive loss are recorded to the following line items in the consolidated statements of operations:

Other Comprehensive Loss Component	Consolidated Statements of Operations Line Item
Minimum Benefit Liability Adjustments	General and administrative expense

NOTE 18 - Retirement Plans

The Company has a 401(k) plan which covers substantially all non-union U.S. employees. The Company contributions to this plan included in expense were $0 and $85,000 for the years ended January 3, 2021 and December 29, 2019, respectively.

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

As of and for the Years Ended January 3, 2021 and December 29, 2019

For all salaried employees hired after June 2015 and all wage employees, the schedule of minimum required contributions is as follows:

Phase in Period	Employee	Company
Prior to April 2018	1%	1%
April 2018 to April 2019	3%	2%
After April 2019	5%	3%

The Company made contributions of £175,134 ($224,898) and £295,603 ($377,117) to the U.K. plan for the years ended January 3, 2021 and December 29, 2019, respectively.

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

Major Customers

Sales to ten industry suppliers accounted for 46.3% and 46.2% of total Company sales during the years ended January 3, 2021 and December 29, 2019, respectively. Accounts receivables from these customers totaled 56.6% and 52.8% of receivables as of January 3, 2021 and December 29, 2019, respectively.

Major Suppliers

The Company purchases a significant quantity of its raw materials from certain major suppliers. Management believes this concentration does not pose a significant risk to the Company's operations as other suppliers are readily available. See Note 1 for further discussion.

NOTE 20 - Related Party Transactions

The Company has debt and finance leases to a related party. See Note 10 for further discussion.

The related party receivable is short-term advances to employees. The related party receivable was $907 at January 3, 2021 and was repaid after that date. There was no related party receivable at December 29, 2019.

The Company’s chief financial officer, who is also on the Company’s Board of Directors, does not have a written employment agreement and works on a part-time basis for the Company.  The Company expensed $24,000 as a consulting fee to a company controlled by him in each of the years ended January 3, 2021 and December 29, 2019. There was $14,000 in accrued expenses relating to this fee at January 3, 2021 and $10,000 in prepaid expenses relating to this fee at December 29, 2019.

NOTE 21 - Employment Agreements

The Company has employment agreements with three management employees as of January 3, 2021. The initial term of the employment agreements is three years. The term can be renewed or extended as provided for in the employment agreements. The agreements include various benefits to be provided to the employees including salary, bonus, life insurance and severance benefits.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended January 3, 2021 and December 29, 2019

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

The following table sets forth revenue disaggregated by the Company’s automotive and industrial sectors for the years ended January 3, 2021 and December 29, 2019:

	Years Ended
	January 3, 2021	December 29, 2019
Revenue by sector:
Automotive	$35,906,304	$59,177,764
Industrial	24,312,051	31,958,480
Total Revenue	$60,218,355	$91,136,244

The following table sets forth revenue disaggregated by the geographic locations of the Company’s customers for the years ended January 3, 2021 and December 29, 2019:

	Years Ended
	January 3, 2021	December 29, 2019
Revenue by customer location:
North America	$30,604,611	$44,492,947
Europe	25,733,859	41,209,589
Asia	3,311,849	5,128,851
Other	568,036	304,857
Total Revenue	$60,218,355	$91,136,244

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 3, 2021 and concluded that our disclosure controls and procedures were effective as of January 3, 2021.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 3, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework published in 2013. Based on this assessment, and on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of January 3, 2021.

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

Changes in Internal Controls over Financial Reporting

During the year ended January 3, 2021, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company

Information required by this Item concerning the Company’s directors and all persons nominated for election as directors at the Company’s Annual Meeting of Stockholders (the “2021 Annual Meeting”)  will be included in the section of  the Company’s Definitive Proxy Statement in connection with our 2021 Annual Meeting (the “2021 Proxy Statement”) , which will be filed with the SEC within 120 days after our fiscal year end of January 3, 2021,  entitled “Election of Directors”  and is incorporated herein by reference.  Information required by this Item concerning the Company’s executive officers will be set forth in the section of our 2021 Proxy Statement entitled “Executive Officers and Significant Employees” and is incorporated herein by reference.

Corporate Governance

Information required by this Item concerning the Audit Committee and the Audit Committee’s financial expert will be included in the section of our 2021 Proxy Statement entitled “Committees of the Board of Directors” and is incorporated herein by reference.

Section 16(a) Compliance

Information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be included in the section of our 2021 Proxy Statement entitled “Compliance with Section 16(a) of the Exchange Act” and is incorporated herein by reference.

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

Information required by this Item will be included in the sections of our 2021 Proxy Statement entitled “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management will be included in the section of our 2021 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item concerning certain relationships and related transactions and director independence will be included in the section of our 2021 Proxy Statement entitled “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item concerning principal accounting fees and services will be included in the section of our 2021 Proxy Statement entitled “Fees Paid to Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Dated: April 1, 2021	By:	/s/ Howard R. Curd
Howard R. Curd
Chief Executive Officer

Dated: April 1, 2021	By:	/s/ Edmund C. King
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

Dated: April 1, 2021	/s/ Howard R. Curd
Howard R. Curd, Chief Executive Officer, Co-Chairman

Dated: April 1, 2021	/s/ Edmund C. King
Edmund C. King, Chief Financial Officer, Co-Chairman

Dated: April 1, 2021	/s/ John E. Scates
John E. Scates, Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement of Merger and Plan of Reorganization dated 2/25/02 by and among SmartGate Inc., SmartGate/RadioMetrix Acquisition Corp. and Radio Metrix Inc., Letter of Clarification, and Amendment dated as of April 24, 2003 (Incorporated by reference to Form 10-KSB filed on June 23, 2003.)
3.1	Amended and Restated Articles of Incorporation of Invisa, Inc. (Incorporated by reference to Form 8-K filed on July 16, 2015.)
3.2	Amended and Restated Articles of Incorporation of Uniroyal Global Engineered Products, Inc. (Incorporated by reference to Form 8-K filed on July 16, 2015)
3.3	Amended and Restated Bylaws of Invisa, Inc. (Incorporated by reference to Form 10-K filed on March 30, 2015.)
4.1	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock dated August 16, 2004 (Incorporated by reference to Form 10-QSB filed on August 23, 2004.)
4.2	Amended and Restated Certificate of Designations of Preferences and Rights of Series B of Convertible Preferred Stock of Invisa, Inc. dated January 11, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
4.3	Certificate of Designations of Preferences and Rights of Series C Convertible Stock dated December 22, 2008 (Incorporated by reference to Form 8-K filed on January 13, 2009.)
4.4	Second Amended and Restated Certificate of Designations and Preferences and Rights of Series A Convertible Preferred Stock dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
4.5	Second Amended and Restated Certificate of Designations and Preferences and Rights of Series B Convertible Preferred Stock dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
4.6	Amended and Restated Certificate of Designations and Preferences and Rights of Series C Convertible Preferred Stock dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
4.7	Third Amended and Restated Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock (Incorporated by reference to w Form 8-K filed on May 5, 2014.)
4.8	Third Amended and Restated Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock (Incorporated by reference to w Form 8-K filed on May 5, 2014.)
4.9	Second Amended and Restated Certificate of Designations of Preferences and Rights of Series C Convertible Preferred Stock (Incorporated by reference to w Form 8-K filed on May 5, 2014.)
4.10	Uniroyal Global Engineered Products, Inc. 2015 Stock Option Plan (Amended and Restated effective July 30, 2015) (Incorporated by reference to Form 10-Q filed on August 5, 2015)
4.11 *	Description of Registered Securities
10.1	SDR Metro Inc. letter extension agreement (Incorporated by reference to Form 10-KSB filed on April 14, 2004.)
10.2	SDR Metro Inc. confirmation letter agreement (Incorporated by reference to Form 10-KSB filed on April 14, 2004.)
10.3	Subscription Agreement for issuance of 22,000 shares of Series A Convertible Preferred Stock and Common Stock Warrants (Incorporated by reference to Form 10-QSB filed on August 23, 2004.)
10.4	Registration Rights Agreement (Incorporated by reference to Form 10-QSB filed on August 23, 2004.)
10.5	Opinion of counsel regarding legality of Common Stock (Incorporated by reference to Form S-8 filed on August 14, 2006.)
10.6	UCC Financing Statements (Incorporated by reference to Form 8-K/A filed on October 18, 2006.)
10.7	Schedule of Advances: Permitted Payments (Incorporated by reference to Form 8-K/A filed on October 18, 2006.)
10.8	Forbearance and Modification agreement dated July 27, 2007 (Incorporated by reference to Form 10-QSB filed on November 14, 2007.)
10.9	Senior Secured Promissory Note dated November 9, 2007 (Incorporated by reference to Form 10-QSB filed on November 14, 2007.)
10.10	Senior Secured Promissory Note dated February 28, 2007 (Incorporated by reference to Form 8-K filed on March 12, 2007.)
10.11	General Security Agreement dated February 28, 2007 (Incorporated by reference to Form 8-K filed on March 12, 2007.)
10.12	Agreement dated February 28, 2007 with creditors agreeing to delivery of Senior Secured Promissory Note (Incorporated by reference to Form 8-K filed on March 12, 2007.)
10.13	Forbearance and Modification Agreement (Incorporated by reference to Form 10-QSB filed on November 14, 2007.)
10.14	Audit Committee Charter (Incorporated by reference to Form 10-KSB filed on April 14, 2008.)
10.15	Senior Secured Promissory Note date March 28, 2008 (Incorporated by reference to Form 10-KSB filed on April 14, 2008.)

10.16	Forbearance and Modification Agreement dated March 28, 2008 (Incorporated by reference to Form 10-KSB filed on April 14, 2008.)
10.17	Extension of Promissory Note dated April 11, 2008 (Incorporated by reference to Form 10-KSB filed on April 14, 2008.)
10.18	Senior Secured Promissory Note dated July 1, 2008 (Incorporated by reference to Form 8-K filed on July 30, 2008.)
10.19	Forbearance and Modification Agreement dated June 1, 2008 (Incorporated by reference to Form 8-K filed on July 30, 2008.)
10.20	Note and Share Exchange Agreement dated July 31, 2008 (Incorporated by reference to Form 8-K filed on January 13, 2009.)
10.21	Senior Secured Promissory Note dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.22	Senior Secured Promissory Note (Line of Credit) dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.23	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.24	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.25	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.26	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.27	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.28	Terms of Exchange dated January 11, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.29	Letter Term Sheet and Consent Documents dated January 11, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.30	Share Exchange Agreement dated January 11, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.31	Debt Conversion Agreement dated November 4, 2010 (Incorporated by reference to Form 10-Q filed on November 5, 2010.)
10.32	Maturity Extension Agreement dated November 4, 2010 (Incorporated by reference to Form 10-Q filed on November 5, 2010.)
10.33	Note Extension Agreement (note 4) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.34	Note Extension Agreement (note 5) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.35	Note Extension Agreement (note 6) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.36	Note Extension Agreement (note 7) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.37	Senior Secured Promissory Note (note 8) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.38	Senior Secured Line of Credit Promissory Note (note 9) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.39	Senior Secured Promissory Note (note 10) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.40	Note Extension Agreement (note 4) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.41	Note Extension Agreement (note 5) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.42	Note Extension Agreement (note 6) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.43	Note Extension Agreement (note 7) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.44	Note Extension Agreement (note 9) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.45	Note Extension Agreement (note 8) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.46	Agreement dated March 7, 2014 to extend maturity date of Senior Secured Notes (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.47	Agreement to Extend Line of Credit dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.48	Note Extension Agreement (Note 4) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.49	Note Extension Agreement (Note 5) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)

10.50	Note Extension Agreement (Note 6) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.51	Note Extension Agreement (Note 7) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.52	Note Extension Agreement (Note 8) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.53	Note Extension Agreement (Note 10) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.54	Note Extension Agreement (Note 11) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.55	Share Contribution Agreement, dated November 10, 2014, by and between Invisa, Inc. and Howard R. Curd (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.56	Asset Contribution Agreement, dated November 10, 2014, between Invisa, Inc. and UEP Holdings, LLC (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.57	Contribution Agreement, dated November 10, 2014, by and among Invisa, Inc., a Nevada corporation, UEP Holdings, LLC, a Delaware limited liability company, Howard R. Curd, Howard F. Curd, George Sanchez, Mark Kunz and Ted Torres (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.58	Certificate of Formation of UEP Holdings, LLC, dated November 10, 2014 (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.59	Limited Liability Company Agreement for UEP Holdings, LLC, dated November 10, 2014(Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.60	Amended and Restated Limited Liability Company Agreement, dated November 10, 2014, among UEP Holdings, LLC, Invisa, Inc., Howard R. Curd, Howard F. Curd, George Sanchez, Mark Kunz and Ted Torres (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.61	Guaranty in favor of Lloyds Bank Commercial Finance Limited (Incorporated by reference to Form 8-K filed on January 20, 2015.)
10.62	Agreement dated December 31, 2014 with Centurian Investors, Inc. to consolidate loan (Incorporated by reference to Form 10-K filed on March 30,2015)
10.63	Senior Secured Promissory Note dated December 31,2014 (Incorporated by reference to Form 10-K filed on March 30,2015)
10.64	Amendment to General Security Agreement dated December 31,2014 (Incorporated by reference to Form 10-K filed on March 30,2015)
10.65	Amendment to Senior Secured Promissory Note dated October 1, 2017
10.66	Amendment to Senior Secured Promissory Note dated December 15, 2018
10.67	Amendment to Senior Secured Promissory Note dated March 20, 2020
14.1	Uniroyal Global Engineered Products, Inc. Code of Business Conduct and Ethics (Incorporated by reference to Form 8-K filed July 1, 2015)
21.1 *	Subsidiaries of the Company
23.1 *	Consent of Frazier & Deeter, LLC
31.1 *	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350.
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350.

101.INS *	XBRL Instance Document **
101.SCH *	XBRL Taxonomy Extension Schema Document **
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document **

 ______________

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

