Form 10-Q
period 2021-04-04
UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.
filed 2021-05-14
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2021
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

As of May 3, 2021, the issuer had 3,412,186 shares of ordinary Common Stock, $0.001 par value, and 323,820 shares of Class B Common Stock, $0.001 par value, outstanding.

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

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Uniroyal Global Engineered Products, Inc.

Consolidated Balance Sheets

	(Unaudited)

ASSETS	April 4, 2021	January 3, 2021
CURRENT ASSETS
Cash and cash equivalents	$1,820,504	$1,656,882
Accounts receivable, net	13,232,799	10,114,819
Inventories, net	18,806,113	17,952,850
Other current assets	2,032,971	1,841,153
Related party receivable	30,273	907
Total Current Assets	35,922,660	31,566,611

PROPERTY AND EQUIPMENT, NET	18,149,788	18,491,122
OPERATING LEASE RIGHT-OF-USE ASSETS, NET	6,144,689	6,242,736

OTHER ASSETS
Intangible assets	3,402,599	3,388,357
Goodwill	1,079,175	1,079,175
Other long-term assets	4,801,496	4,679,990
Total Other Assets	9,283,270	9,147,522
TOTAL ASSETS	$69,500,407	$65,447,991

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued in excess of bank balance	$108,676	$275,297
Lines of credit	18,629,921	17,760,583
Current maturities of long-term debt	1,774,366	1,432,301
Current maturities of finance lease liabilities	243,327	257,298
Accounts payable	8,428,939	7,344,785
Accrued expenses and other liabilities	9,113,066	7,987,333
Current maturities of related party finance lease liabilities	153,658	149,366
Current portion of postretirement benefit liability - health and life	162,977	162,977
Total Current Liabilities	38,614,930	35,369,940

LONG-TERM LIABILITIES
Long-term debt, less current portion	7,916,753	7,338,762
Finance lease liabilities, less current portion	176,339	235,116
Operating lease liabilities, less current portion	5,829,177	5,893,268
Related party finance lease liabilities, less current portion	2,465,810	2,504,404
Long-term debt to related parties	4,216,566	4,216,566
Postretirement benefit liability - health and life, less current portion	2,701,077	2,713,585
Other long-term liabilities	934,834	807,190
Total Long-Term Liabilities	24,240,556	23,708,891
Total Liabilities	62,855,486	59,078,831

STOCKHOLDERS' EQUITY
Preferred units, Series A UEP Holdings, LLC, 200,000 units issued and outstanding ($100 issue price)	617,571	617,571
Preferred units, Series B UEP Holdings, LLC, 150,000 units issued and outstanding ($100 issue price)	463,179	463,179
Preferred stock, Uniroyal Global (Europe) Limited, 50 shares issued and outstanding ($1.51 stated value)	75	75
Common stock, 95,000,000 shares authorized ($.001 par value) 3,736,006 shares issued and outstanding as of April 4, 2021 and January 3, 2021	3,736	3,736
Additional paid-in capital	35,290,590	35,290,590
Accumulated deficit	(28,515,083)	(28,734,670)
Accumulated other comprehensive loss	(1,215,147)	(1,271,321)
Total Stockholders' Equity	6,644,921	6,369,160
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$69,500,407	$65,447,991

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended

	April 4, 2021	April 5, 2020

NET SALES	$21,896,001	$21,140,124

COST OF GOODS SOLD	18,658,664	17,309,542

Gross Profit	3,237,337	3,830,582

OPERATING EXPENSES:
Selling	898,712	992,447
General and administrative	1,579,027	1,603,717
Research and development	327,458	348,402
OPERATING EXPENSES	2,805,197	2,944,566

Operating Income	432,140	886,016

OTHER INCOME (EXPENSE):
Interest expense	(403,746)	(467,483)
Funding from Paycheck Protection Program	838,864	-
Other income (expense)	206,304	(190,889)
Net Other Income (Expense)	641,422	(658,372)

INCOME BEFORE TAX PROVISION	1,073,562	227,644

TAX PROVISION (BENEFIT)	37,561	(52,630)

NET INCOME	1,036,001	280,274

Preferred stock dividend	(816,414)	(792,835)

NET INCOME (LOSS) ALLOCABLE TO COMMON SHAREHOLDERS	$219,587	$(512,561)

INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.06	$(0.14)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	3,736,006	3,736,006

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended

	April 4, 2021	April 5, 2020

NET INCOME	$1,036,001	$280,274

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	56,174	(438,577)
OTHER COMPREHENSIVE INCOME (LOSS)	56,174	(438,577)

COMPREHENSIVE INCOME (LOSS)	1,092,175	(158,303)

Preferred stock dividend	(816,414)	(792,835)

COMPREHENSIVE INCOME (LOSS) TO COMMON SHAREHOLDERS	$275,761	$(951,138)

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	UEPH Series A		UEPH Series B		UGEL Preferred		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
For the Three Months Ended
April 5, 2020
Balance December 29, 2019	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$18,680	$35,275,646	$(24,301,203)	$(1,297,439)	$10,776,509
Net income	-	-	-	-	-	-	-	-	-	280,274	-	280,274
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(438,577)	(438,577)
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(792,835)	-	(792,835)
Adjustment for a 1-for-5 reverse stock split	-	-	-	-	-	-	-	(14,944)	14,944	-	-	-
Balance April 5, 2020	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$3,736	$35,290,590	$(24,813,764)	$(1,736,016)	$9,825,371

For the Three Months Ended
April 4, 2021
Balance January 3, 2021	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$3,736	$35,290,590	$(28,734,670)	$(1,271,321)	$6,369,160
Net income	-	-	-	-	-	-	-	-	-	1,036,001	-	1,036,001
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	56,174	56,174
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(816,414)	-	(816,414)
Balance April 4, 2021	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$3,736	$35,290,590	$(28,515,083)	$(1,215,147)	$6,644,921

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES	April 4, 2021	April 5, 2020

Net income	$1,036,001	$280,274
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	619,375	594,416
Amortization of intangible assets	6,633	3,750
Loss on disposal of property and equipment	23,083	1,588
Funding from Paycheck Protection Program recognized as income	(838,864)	-
Deferred interest on loan from Main Street Lending Program	24,242	-
Noncash lease adjustment	24,060	22,319
Changes in assets and liabilities:
Accounts receivable	(3,048,143)	(232,480)
Inventories	(784,585)	(1,365,004)
Other current assets	(176,348)	242,258
Related party receivable	(29,366)	(4,224)
Other long-term assets	(70,991)	(4,510)
Accounts payable	1,032,380	2,191,699
Accrued expenses and other liabilities	280,844	490,565
Postretirement benefit liability - health and life	(12,508)	(5,724)
Other long-term liabilities	119,553	(50,195)
Cash (used in) provided by operating activities	(1,794,634)	2,164,732

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(202,778)	(458,353)
Payments on life insurance policies	(49,901)	(25,761)
Cash used in investing activities	(252,679)	(484,114)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in checks issued in excess of bank balance	(166,621)	(332,141)
Net advances (payments) on lines of credit	782,781	(139,799)
Payments on long-term debt	(314,631)	(335,116)
Proceeds from issuance of long-term debt - Paycheck Protection Program	2,000,000	-
Payments on finance lease liabilities	(72,812)	(149,417)
Proceeds from related party obligations	-	200,000
Payments on related party obligations	(34,302)	(555,626)
Cash provided by (used in) financing activities	2,194,415	(1,312,099)
Net change in cash and cash equivalents	147,102	368,519
Cash and cash equivalents - beginning of period	1,656,882	513,588
Effects of currency translation on cash and cash equivalents	16,520	(40,824)

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,820,504	$841,283

See Note 2 for noncash transactions and supplemental disclosure of cash flow information.

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

April 4, 2021

(Unaudited)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Uniroyal Global Engineered Products, Inc. (the “Company,” “Uniroyal Global,” “we,” or “us”) owns all of the ownership interests in Uniroyal Engineered Products, LLC (“Uniroyal”), a U.S. manufacturer of textured coatings, and its holding company, UEP Holdings, LLC (“UEPH”), and all of the ordinary common stock of Uniroyal Global (Europe) Limited (“UGEL”) formerly known as Engineered Products Acquisition Limited (“EPAL”), the holding company for Uniroyal Global Limited (“UGL”) formerly Wardle Storeys (Earby) Limited (“Wardle Storeys”), a European manufacturer of textured coatings.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared based upon U.S. Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of the Company’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. Uniroyal Global filed audited consolidated financial statements as of and for the fiscal years ended January 3, 2021 and December 29, 2019 which included all information and notes necessary for such complete presentation in conjunction with its 2020 Annual Report on Form 10-K.

The results of operations for the interim period ended April 4, 2021 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended January 3, 2021, which are contained in the Company’s 2020 Annual Report on Form 10-K.

The Company and its subsidiaries use a 52/53-week fiscal year ending on the Sunday nearest to December 31. The current year ending January 2, 2022 is a 52-week year whereas the prior year ended January 3, 2021 was a 53-week year. The Company’s U.K. subsidiaries use the calendar year end of December 31. The activity of the U.K. subsidiaries that occurs on the days that do not coincide with the Company’s year-end is not material. The three months ended April 4, 2021 was a 13-week period and the three months ended April 5, 2020 was a 14-week period.

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of April 4, 2021 and the results of operations, comprehensive income (loss) and cash flows for the interim periods ended April 4, 2021 and April 5, 2020.

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company uses the U.S. dollar as the reporting currency for financial reporting. The financial position and results of operations of the Company’s U.K.-based operations are measured using the British Pound Sterling as the functional currency. See Note 4 – “Foreign Currency Translation” for additional discussion.

For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

Significant Accounting Policies

For a discussion of Uniroyal Global’s significant accounting policies, refer to Note 1 – “Basis of Presentation and Summary of Significant Accounting Policies” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

Coronavirus (“COVID-19”)

Demand for Uniroyal Global’s products continues to improve since the initial impact of COVID-19 on the global economy, which began for the Company in the latter part of March 2020, and as businesses move closer to resuming normal activities. However, COVID-19 is a continually evolving situation and the Company cannot predict the long-term impact the coronavirus will have on the economy or the Company’s business. The impact could have a material adverse effect on the Company’s financial position, results of operations and cash flows, which may require the Company to obtain additional financing. The Company continues to pursue supplementary cash flow opportunities to provide further liquidity, as described below.

In March 2021, the Company’s U.S. operations received $2.0 million in funds from One Community Bank through the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”) under the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”). The loan matures in March 2026 and bears an interest rate of 1.0%. The loan may be prepaid at any time prior to maturity with no prepayment penalties.

All or a portion of the loan may be forgiven by the SBA for costs the Company incurs for payroll, rent, utilities and all other allowable expenses during the 24-week period that began March 1, 2021. The Company intends to use all proceeds from the loan to maintain payroll and make payments for lease, utility and other allowable expenses. As a result, management believes that the Company will meet the PPP eligibility criteria for forgiveness and has concluded that the loan represents, in substance, a government grant that is expected to be forgiven. As such, in accordance with International Accounting Standards (“IAS”) 20, “Accounting for Government Grants and Disclosure of Government Assistance,” the Company recognized $838,864 as grant income, which is included as a component of net other income (expense) in the consolidated statement of operations for the three months ended April 4, 2021. As of April 4, 2021, the remaining balance of the loan ($1,161,136), which was included in long-term debt, less current portion in the accompanying consolidated balance sheet, is expected to be recognized as forgiven debt during the second quarter of 2021.

Additionally, quarterly dividend payments have been deferred each quarter beginning with the dividends that were accrued for the three months ended December 29, 2019 through the dividends that were accrued for the three months ended April 4, 2021. As of April 4, 2021 and January 3, 2021, accrued dividends of $4,775,094 and $4,019,905, respectively, were included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Legal Proceedings

On October 1, 2020, the Health and Safety Executive (“HSE”), the government agency responsible for the enforcement of health and safety law in the U.K., charged our U.K. subsidiary, Uniroyal Global Limited, with an offense under the Health and Safety at Work etc. Act 1974 arising from an August 2019 incident in which an employee was injured in the course of his employment.

The Company fully cooperated with the HSE investigation and negotiated a plea based on legal advice provided to it. Based on this legal advice, the Company believed that £150,000 ($193,000) was a reasonable estimate of the fine to be imposed and, accordingly, recorded an accrual for this charge in 2020, which was included in accrued expenses and other liabilities in the accompanying consolidated balance sheets as of April 4, 2021 and January 3, 2021.

In April 2021, a fine of £120,000 ($165,500) was imposed on the Company related to this matter. The Company has until October 2022 to pay the fine in full. In addition, a fee of £5,463 ($7,533) to reimburse the HSE for legal expenses was paid in May 2021.

2.	Noncash Transactions and Supplemental Disclosure of Cash Flow Information

The following is supplemental disclosure of cash paid for the three months ended:

	April 4, 2021	April 5, 2020

Interest	$397,515	$530,762

3.	Fair Value of Financial Instruments

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

For the three months ended April 4, 2021, there have been no changes in the application of valuation methods applied to similar assets and liabilities.

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

5.	Inventories

Inventories consist of the following:

	April 4, 2021	January 3, 2021

Raw materials	$6,382,342	$5,193,919
Work-in-process	4,794,986	4,281,035
Finished goods	9,866,950	10,594,088
	21,044,278	20,069,042
Less: Allowance for inventory obsolescence	(2,238,165)	(2,116,192)

Total Inventories, net	$18,806,113	$17,952,850

6.	Other Long-term Assets

Other long-term assets consist of the following:

	April 4, 2021	January 3, 2021

Deferred tax asset, net	$4,154,675	$4,072,184
Other	646,821	607,806

Total Other Long-term Assets	$4,801,496	$4,679,990

7.	Other Long-term Liabilities

Other long-term liabilities consist of the following:

	April 4, 2021	January 3, 2021

Deferred tax liability	$928,780	$801,136
Other	6,054	6,054

Total Other Long-term Liabilities	$934,834	$807,190

8.	Lines of Credit

The Company’s Uniroyal subsidiary has available a $30,000,000 revolving line of credit financing agreement with Wells Fargo Capital Finance, LLC (“Uniroyal Line of Credit”), which matures on June 15, 2023. Interest is payable monthly at the Eurodollar rate plus 2.25% or Wells Fargo Capital Finance, LLC's prime rate at the Company's election on outstanding balances up to $6,000,000 and prime rate on amounts in excess of $6,000,000. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable, inventories and equipment. The line of credit is secured by substantially all of Uniroyal's assets and includes certain financial and restrictive covenants. The Company was in compliance with these covenants as of April 4, 2021.

The outstanding balance on the Uniroyal Line of Credit was $10,349,999 and $9,204,572 as of April 4, 2021 and January 3, 2021, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying consolidated balance sheets. Based upon eligible accounts receivable, inventories and equipment at April 4, 2021, the Uniroyal Line of Credit provided additional availability of approximately $1.1 million and, combined with its total cash balance of $1,512,208, Uniroyal had liquidity of approximately $2.6 million as of April 4, 2021.

The Company’s UGL subsidiary has available a £10,500,000 (approximately $14.5 million) revolving line of credit financing agreement with Lloyds Bank Commercial Finance Limited (“UGL Line of Credit”), which is subject to a six-month notice by either party. The line has several tranches based on currency or underlying security. Interest is payable monthly at the base rate (U.K. LIBOR or Lloyds Bank Base Rate as published) plus 1.95% to 2.45% depending on the tranche. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable and inventories. The line of credit is secured by substantially all of the subsidiary's assets and includes certain financial and restrictive covenants. The Company was in compliance with these covenants as of April 4, 2021.

The outstanding balance on the UGL Line of Credit was £6,005,518 and £6,268,526 ($8,279,922 and $8,556,011) as of April 4, 2021 and January 3, 2021, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying consolidated balance sheets. Based upon eligible accounts receivable and inventories at April 4, 2021, the UGL Line of Credit provided additional availability of approximately $1.4 million and, combined with its total cash balance of $285,505, UGL had liquidity of approximately $1.7 million as of April 4, 2021.

9.	Long-term Debt

Long-term debt consists of the following:

	Interest Rate	April 4, 2021	January 3, 2021

Notes Payable
Wells Fargo Capital Finance, LLC	Prime	$680,769	$785,501
Lloyds Bank Commercial Finance Limited	4.43%	43,447	51,905
Lloyds Bank Commercial Finance Limited	4.87%	134,477	156,422
Automotive lenders	0.0%	3,301,719	3,268,664
Wells Fargo Capital Finance, LLC	LIBOR+3.00%	2,456,595	2,432,353
One Community Bank	1.00%	1,161,136	-
		7,778,143	6,694,845
Equipment Financing Obligations
Kennet Equipment Leasing Limited	10.90%	5,751	23,960
Regents Capital Corporation	6.20%-7.24%	595,829	678,329
Lloyds Bank Commercial Finance Limited	3.95%	1,311,396	1,373,929
		1,912,976	2,076,218
Total		9,691,119	8,771,063
Less: Current portion		(1,774,366)	(1,432,301)
Long-term Portion		$7,916,753	$7,338,762

During the first quarter of 2021, the Company received $2.0 million in loans from One Community Bank through the Paycheck Protection Program. See Note 1 for additional discussion.

10.	Related Party Obligations

Long-term debt to related parties consists of the following:

	Interest Rate	April 4, 2021	January 3, 2021

Senior subordinated promissory note	9.25%	$2,000,000	$2,000,000
Senior secured promissory note	10.00%	765,655	765,655
Subordinated secured promissory note	8.00%	225,000	225,000
Subordinated secured promissory note	0.00%	1,225,911	1,225,911
Long-term debt to related parties		$4,216,566	$4,216,566

The above notes were issued to the Company’s majority shareholder.

The first three notes above were amended on March 26, 2021 to change the maturity date to January 15, 2023. No other terms of the notes were changed.

The Company has finance leases under which it leases its main U.S. manufacturing facility and certain other property from a related party lessor entity that is owned by the Company’s majority shareholder. These related party finance leases expire at various dates from October 2023 through October 2033. The Company has security deposits aggregating $267,500 held by the lessor entity. There were no new right-of-use assets obtained in exchange for related party finance lease obligations for the three months ended April 4, 2021 and April 5, 2020.

The components of lease expense for the related party finance leases for the three months ended April 4, 2021 and April 5, 2020 are as follows:

	Three Months Ended
	April 4, 2021	April 5, 2020
Finance lease expense:
Amortization of right-of-use assets	$41,794	$41,794
Interest on lease liabilities	103,299	105,972
Total finance lease expense	$145,093	$147,766

Cash paid for amounts included in the measurement of related party finance lease liabilities for the three months ended April 4, 2021 and April 5, 2020 are as follows:

	Three Months Ended
	April 4, 2021	April 5, 2020
Operating cash flows from finance leases	$103,299	$105,972
Financing cash flows from finance leases	$34,302	$30,626

Supplemental balance sheet and other information regarding related party finance leases are as follows:

	April 4, 2021	January 3, 2021
Finance leases:
Property and equipment, net	$1,998,887	$2,040,681
Current maturities of finance lease liabilities	$153,658	$149,366
Finance lease liabilities, less current portion	2,465,810	2,504,404
Total finance lease liabilities	$2,619,468	$2,653,770
Weighted average remaining lease term	11.0 years	11.2 years
Weighted average discount rate	16.81%	16.77%

Maturities of related party finance lease liabilities as of April 4, 2021 are as follows:

Totals
Due in one year or less	$559,885
Due after one year through two years	555,816
Due after two years through three years	523,777
Due after three years through four years	469,141
Due after four years through five years	473,329
Thereafter	3,472,475
Total lease payments	6,054,423
Less: Interest	(3,434,955)
Total related party finance lease liabilities	$2,619,468

11.	Leases

The Company has operating leases for equipment and office facilities and finance leases for equipment. These leases expire at various dates from April 2021 through March 2039. Operating leases are included in operating lease right-of-use assets, accrued expenses and other liabilities, and operating lease liabilities in the accompanying consolidated balance sheets. Finance leases are included in property and equipment, current maturities of finance lease liabilities, and finance lease liabilities, less current portion in the accompanying consolidated balance sheets. There were no new right-of-use assets obtained in exchange for lease obligations for the three months ended April 4, 2021 and April 5, 2020.

The components of lease expense for the three months ended April 4, 2021 and April 5, 2020 are as follows:

	Three Months Ended
	April 4, 2021	April 5, 2020

Operating lease expense	$253,945	$250,921

Finance lease expense:
Amortization of right-of-use assets	$24,982	$55,395
Interest on lease liabilities	5,267	9,404
Total finance lease expense	$30,249	$64,799

Cash paid for amounts included in the measurement of lease liabilities for the three months ended April 4, 2021 and April 5, 2020 are as follows:

	Three Months Ended
	April 4, 2021	April 5, 2020

Operating cash flows from operating leases	$292,219	$239,232
Operating cash flows from finance leases	$5,267	$9,404
Financing cash flows from finance leases	$72,812	$149,417

Supplemental balance sheet and other information related to operating leases are as follows:

	April 4, 2021	January 3, 2021
Operating leases:
Operating lease right-of-use assets, net	$6,144,689	$6,242,736
Accrued expenses and other liabilities	$431,405	$440,386
Operating lease liabilities, less current portion	5,829,177	5,893,268
Total operating lease liabilities	$6,260,582	$6,333,654
Weighted average remaining lease term	15.7 years	15.7 years
Weighted average discount rate	7.29%	7.26%

Supplemental balance sheet and other information related to finance leases are as follows:

	April 4, 2021	January 3, 2021
Finance leases:
Property and equipment, net	$1,054,291	$1,084,394
Current maturities of finance lease liabilities	$243,327	$257,298
Finance lease liabilities, less current portion	176,339	235,116
Total finance lease liabilities	$419,666	$492,414
Weighted average remaining lease term	1.7 years	1.8 years
Weighted average discount rate	4.44%	4.56%

Maturities of operating and finance lease liabilities as of April 4, 2021 are as follows:

	Operating Leases	Finance Leases
Due in one year or less	$872,533	$256,870
Due after one year through two years	835,141	167,532
Due after two years through three years	615,644	12,504
Due after three years through four years	537,491	261
Due after four years through five years	537,491	-
Thereafter	7,760,302	-
Total lease payments	11,158,602	437,167
Less: Interest	(4,898,020)	(17,501)
Total	$6,260,582	$419,666

12.	Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss were as follows:

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustment	Total

Balance at December 29, 2019	$5,694	$(1,303,133)	$(1,297,439)

Other comprehensive loss	-	(438,577)	(438,577)

Balance at April 5, 2020	$5,694	$(1,741,710)	$(1,736,016)

Balance at January 3, 2021	$(154,662)	$(1,116,659)	$(1,271,321)

Other comprehensive income	-	56,174	56,174

Balance at April 4, 2021	$(154,662)	$(1,060,485)	$(1,215,147)

13.	Recent Accounting Standards

On December 18, 2019, the Financial Accounting Standards Board issued a new standard, ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This new guidance simplifies the accounting for income taxes by removing certain exceptions such as the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income/gain from other items; and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The new guidance also simplifies the accounting for income taxes under certain circumstances such as requiring that an entity recognize a franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax; requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of a business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; and requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company adopted this standard for fiscal year 2021 and management has determined that the adoption of this standard for fiscal year 2021 did not have a significant effect on the Company’s consolidated financial position, results of operations and cash flows.

14.	Income (Loss) per Common Share

The calculation of diluted earnings per share for the three months ended April 4, 2021 excluded options (as provided under the Company’s 2015 Stock Option Plan) to purchase 139,300 shares of common stock because the options’ exercise price of $14.02 per share was greater than the average market price of the common shares. Due to the net loss allocable to common shareholders for the three months ended April 5, 2020, the calculations of basic and diluted loss per share were the same since including options to purchase shares of the Company’s common stock in the calculation of diluted loss per share would have been anti-dilutive. However, if diluted earnings per share had been reported for the three months ended April 5, 2020, the calculation would have excluded options to purchase 151,800 shares of common stock because the options’ weighted average exercise price of $14.02 per share was greater than the average market price of the common shares.

15.	Revenue

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

The following table sets forth revenue disaggregated by the Company’s automotive and industrial sectors for the three months ended April 4, 2021 and April 5, 2020:

	Three Months Ended
	April 4, 2021	April 5, 2020
Revenue by sector:
Automotive	$14,022,402	$13,298,059
Industrial	7,873,599	7,842,065
Total Revenue	$21,896,001	$21,140,124

The following table sets forth revenue disaggregated by the geographic locations of the Company’s customers for the three months ended April 4, 2021 and April 5, 2020:

	Three Months Ended
	April 4, 2021	April 5, 2020
Revenue by customer location:
North America	$10,166,297	$10,748,197
Europe	10,303,440	8,994,499
Asia	1,281,196	1,181,859
Other	145,068	215,569
Total Revenue	$21,896,001	$21,140,124

16.	Subsequent Events

The Company has evaluated subsequent events occurring through the date that the financial statements were available to be issued for events requiring recording or disclosure in the April 4, 2021 consolidated financial statements. Subsequent to April 4, 2021, as previously discussed, a fine of £120,000 ($165,500) was imposed on the Company related to the HSE investigation. The Company has until October 2022 to pay the fine in full. In addition, a fee of £5,463 ($7,533) to reimburse the HSE for legal expenses was paid in May 2021.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. For further discussion of our significant accounting policies, refer to Note 1 – “Basis of Presentation and Summary of Significant Accounting Policies” to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies, Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021.

Recent Accounting Pronouncements

See Note 13 – “Recent Accounting Standards” to the consolidated financial statements for a discussion of recent accounting guidance.

Overview:

The Company and its subsidiaries use a 52/53-week fiscal year ending on the Sunday nearest to December 31. The current year ending January 2, 2022 is a 52-week year whereas the prior year ended January 3, 2021 was a 53-week year. The Company’s U.K. subsidiaries use the calendar year end of December 31. The activity of the U.K. subsidiaries that occurs on the days that do not coincide with the Company’s year-end is not material. The three months ended April 4, 2021 was a 13-week period and the three months ended April 5, 2020 was a 14-week period.

Our Earby, England operation’s functional currency is the British Pound Sterling (“Pound Sterling”) and has sales and purchases transactions that are denominated in currencies other than the Pound Sterling, principally the Euro. Approximately 33% of the Company’s global revenues and 35% of its global raw material purchases are derived from these Euro transactions.

The average year-to-date exchange rate for the Pound Sterling to the U.S. Dollar was approximately 7.8% higher and the average exchange rate for the Euro to the Pound Sterling was approximately 1.3% higher in 2021 compared to 2020. These exchange rate changes had the effect of increasing net sales by approximately $952,000 for the three months ended April 4, 2021. The overall currency effect on the Company’s net income was a positive amount of approximately $68,000 for the three months ended April 4, 2021.

Demand for our products continues to improve since the initial impact of COVID-19 on the global economy, which began for us in the latter part of March 2020, and as businesses move closer to resuming normal activities. However, COVID-19 is a continually evolving situation and we cannot predict the long-term impact the coronavirus will have on the economy or our business. The impact could have a material adverse effect on our financial position, results of operations and cash flows, which may require us to obtain additional financing. We continue to pursue supplementary cash flow opportunities to provide further liquidity, as described below.

In March 2021, our U.S. operations received $2.0 million in funds from One Community Bank through the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”) under the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”). The loan matures in March 2026 and bears an interest rate of 1.0%. The loan may be prepaid at any time prior to maturity with no prepayment penalties.

All or a portion of the loan may be forgiven by the SBA for costs we incur for payroll, rent, utilities and all other allowable expenses during the 24-week period that began March 1, 2021. We intend to use all proceeds from the loan to maintain payroll and make payments for lease, utility and other allowable expenses. As a result, management believes that we will meet the PPP eligibility criteria for forgiveness and has concluded that the loan represents, in substance, a government grant that is expected to be forgiven. As such, in accordance with International Accounting Standards (“IAS”) 20, “Accounting for Government Grants and Disclosure of Government Assistance,” we recognized $838,864 as grant income, which is included as a component of net other income (expense) in the consolidated statement of operations for the three months ended April 4, 2021. As of April 4, 2021, the remaining balance of the loan ($1,161,136) is expected to be recognized as forgiven debt during the second quarter of 2021.

Three Months Ended April 4, 2021 Compared to the Three Months Ended April 5, 2020

The following table sets forth, for the three months ended April 4, 2021 (“three months 2021”) and April 5, 2020 (“three months 2020”), certain operational data including their respective percentage of net sales:

	Three Months Ended
	April 4, 2021		April 5, 2020		Change	% Change

Net Sales	$21,896,001	100.0%	$21,140,124	100.0%	$755,877	3.6%
Cost of Goods Sold	18,658,664	85.2%	17,309,542	81.9%	1,349,122	7.8%
Gross Profit	3,237,337	14.8%	3,830,582	18.1%	(593,245)	-15.5%
Operating Expenses:
Selling	898,712	4.1%	992,447	4.7%	(93,735)	-9.4%
General and administrative	1,579,027	7.2%	1,603,717	7.6%	(24,690)	-1.5%
Research and development	327,458	1.5%	348,402	1.6%	(20,944)	-6.0%
Total Operating Expenses	2,805,197	12.8%	2,944,566	13.9%	(139,369)	-4.7%
Operating Income	432,140	2.0%	886,016	4.2%	(453,876)	-51.2%
Interest expense	(403,746)	-1.8%	(467,483)	-2.2%	63,737	-13.6%
Funding from Paycheck Protection Program	838,864	3.8%	-	0.0%	838,864	-
Other income (expense)	206,304	0.9%	(190,889)	-0.9%	397,193	<-100%
Income before Tax Provision	1,073,562	4.9%	227,644	1.1%	845,918	>100%
Tax provision (benefit)	37,561	0.2%	(52,630)	-0.2%	90,191	<-100%
Net Income	1,036,001	4.7%	280,274	1.3%	755,727	>100%
Preferred stock dividend	(816,414)	-3.7%	(792,835)	-3.8%	(23,579)	3.0%
Net Income (Loss) Allocable to Common Shareholders	$219,587	1.0%	$(512,561)	-2.4%	$732,148	<-100%

Revenue:

Total revenue for the three months 2021 increased $755,877 or 3.6% to $21,896,001 from $21,140,124 for the three months 2020. The increase in revenue included a favorable currency effect of approximately $952,000.

For the three months 2021 compared to the three months 2020, European automotive sales increased 5.8% (excluding the currency adjustment), which was partially offset by the 15.5% decrease in U.S. automotive sales. The decrease in U.S. automotive sales was primarily due to a slower than expected start to new programs.

Additionally, sales for the industrial sector increased less than 1.0% (-0.8% before the currency effect) primarily due to a decline in the U.S. contract market. However, future sales in the U.S. contract market are expected to be more robust as our customers (mainly in the hospitality sector) are placing orders as their businesses resume pre-coronavirus activities.

Gross Profit:

Total gross profit for the three months 2021 decreased $593,245 or 15.5% to $3,237,337 from $3,830,582 for the three months 2020. The gross profit percentage was 14.8% of sales for the three months 2021 compared to 18.1% for the three months 2020. The lower amount and percentage for the three months 2021 were primarily due to higher costs of raw materials. To offset raw material price increases, the Company increased prices during the three months 2021 in several of its markets. The decrease in gross profit was partially offset by a favorable currency effect of approximately $165,000.

Operating Expenses:

Selling expenses for the three months 2021 decreased $93,735 or 9.4% to $898,712 from $992,447 for the three months 2020. Selling expenses decreased primarily due to lower employment costs and travel expenses, which have not returned to the levels of the period prior to the onset of COVID-19. There was a $45,000 unfavorable currency effect that partially offset the decrease in selling expenses.

General and administrative expenses for the three months 2021 decreased $24,690 or 1.5% to $1,579,027 from $1,603,717 for the three months 2020. The decrease was primarily due to lower employment related costs. Partially offsetting the decrease was an unfavorable currency effect of $30,000.

Research and development expenses for the three months 2021 decreased $20,944 or 6.0% to $327,458 from $348,402 for the three months 2020. The decrease was principally due to a decline in activities such as new trials, which have not returned to the levels of the period prior to the onset of COVID-19. There was a $13,000 unfavorable currency effect that partially offset the decrease in research and development expenses.

Operating Income:

Operating income for the three months 2021 decreased $453,876 or 51.2% to $432,140 from $886,016 for the three months 2020. The decrease was primarily due to the decline in gross profit, which was partially offset by the decrease in operating expenses. The operating income percentage was 2.0% of sales for the three months 2021 compared to 4.2% for the three months 2020.

Interest Expense:

Interest expense for the three months 2021 decreased $63,737 or 13.6% to $403,746 from $467,483 for the three months 2020. The decrease was primarily due to lower interest rates on LIBOR and prime during the three months 2021 compared to the three months 2020.

Funding from Paycheck Protection Program:

For the three months 2021, the $838,864 funding from the PPP was the amount of proceeds from the PPP loan that the Company used during the first quarter for allowable expenses under the PPP. The Company expects to receive forgiveness on this debt from the SBA under the CARES Act for these eligible costs incurred by the Company, as previously discussed.

Other Income (Expense):

Other income for the three months 2021 was $206,304 compared to other expense of $190,889 for the three months 2020. Included in other income (expense) are the currency gains and losses recognized on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros as these currencies fluctuated during the period.

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

The tax provision for the three months 2021 was $37,561 compared to a tax benefit of $52,630 for the three months 2020. The $37,561 tax provision for the three months 2021 was principally attributable to the results of the U.K. operations partially offset by the tax benefit attributable to the U.S. operations. The $52,630 tax benefit for the three months 2020 was principally attributable to the results of the U.K. operations.

Preferred Stock Dividend:

Pursuant to the terms of their acquisitions, the issuance of preferred ownership units/stock of UEP Holdings, LLC and UGEL (formerly EPAL) were issued to the sellers. These preferred units have carried quarterly dividend requirements on a total value of $55,000,000 at rates ranging from 5.0% to 8.0%. The dividend rate on the Series B UEP Holdings preferred units which started at 5.5% increased by 0.5% on the anniversary of the issuance and is now at the maximum of 8.0%. Quarterly dividend payments have been deferred each quarter beginning with the dividends that were accrued for the three months ended December 29, 2019 through the dividends that were accrued for the three months ended April 4, 2021 in order to preserve cash and provide additional liquidity. As of April 4, 2021 and January 3, 2021, accrued dividends of $4,775,094 and $4,019,905, respectively, were included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Liquidity and Sources of Capital

Cash, as it is needed, is provided by using the Company’s lines of credit. These lines provide for a total borrowing commitment in excess of $44,000,000 subject to the underlying borrowing base specified in the agreements. Of the total outstanding borrowings of $18,629,921 at April 4, 2021, $14.3 million of the lines bears interest at LIBOR or the Eurodollar rate plus a range of 1.95% to 2.45%, depending on the underlying borrowing base and $4.3 million bears interest at the bank’s prime or base lending rate which was 3.25% at April 4, 2021. The lines provided additional availability of approximately $2.5 million and, combined with UEP’s and UGL’s total cash balances, liquidity was approximately $4.3 million at April 4, 2021. We plan to use this availability and cash provided by operating activities to finance our cash needs for the remaining months of fiscal 2021 and future periods. The balances due under the lines of credit are recorded as current liabilities on the consolidated balance sheets.

Impacting the liquidity discussion above, in March of 2021, the Company’s U.S. operations received $2.0 million in funds through the Paycheck Protection Program administered by the United States Small Business Administration. As previously stated, the Company believes that all of this debt will be forgiven.

The ratio of current assets to current liabilities, including the amount due under our lines of credit, was 0.93 at April 4, 2021 and 0.89 at January 3, 2021.

Cash balances increased $147,102 before the effects of currency translation of $16,520, to $1,820,504 at April 4, 2021 from $1,656,882 at January 3, 2021. Of the above noted amounts, $285,505 and $1,621,692 were held outside the U.S. by our foreign subsidiaries as of April 4, 2021 and January 3, 2021, respectively.

Cash used in operations was $1,794,634 for the three months 2021 compared to cash provided by operations of $2,164,732 for the three months 2020. For the three months 2021, cash used in operations was primarily due to changes in working capital of $(2,725,218) and adjustments for non-cash items of $(141,471) offset by net income of $1,036,001 and changes in other assets and liabilities of $36,054. For the three months 2020, cash provided by operations was primarily due to changes in working capital of $1,322,814, adjustments for non-cash items of $622,073 and net income of $280,274 offset by changes in other assets and liabilities of $(60,429).

Cash used in investing activities was $252,679 for the three months 2021 compared to $484,114 for the three months 2020. During 2021 and 2020, cash used in investing activities was principally for purchases of machinery and equipment at our manufacturing locations and payments made for company-owned key man life insurance premiums.

For the three months 2021, cash provided by financing activities was $2,194,415 compared to cash used in financing activities of $1,312,099 for the three months 2020. Impacting cash flows from financing activities for the three months 2021 were proceeds from issuance of long-term debt of $2,000,000 through the Paycheck Protection Program. There was no issuance of long-term debt for the three months 2020. Also impacting cash flows from financing activities for the three months 2021 and 2020 were net advances on lines of credit of $782,781 and net payments on lines of credit of $139,799, respectively. The changes in the lines of credit reflect the funding of working capital. Payments of $387,443 and $484,533 were also made during the three months 2021 and 2020, respectively, on long-term debt and finance lease liabilities. Additionally during the three months 2020, payments of $525,000 were made on subordinated secured promissory notes to our majority shareholder, net of proceeds of $200,000 from our majority shareholder.

Our credit agreements contain customary affirmative and negative covenants. We were in compliance with our debt covenants as of April 4, 2021 and through the date of filing of this report.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 4, 2021 and concluded that our disclosure controls and procedures were effective as of April 4, 2021.

Changes in Internal Controls over Financial Reporting

During the three months ended April 4, 2021, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit No.	Description

10.68*	Amendment to Senior Secured Promissory Note dated March 26, 2021
31.1 *	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a)
31.2 *	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a)
32.1 *	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350
32.2 *	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350
101.INS * +	XBRL Instance Document
101.CAL * +	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF * +	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB * +	XBRL Taxonomy Extension Label Linkbase Document
101.PRE * +	XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH * +	XBRL Taxonomy Extension Schema Document

_______________

*	Filed herewith.
+	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Dated: May 14, 2021	By:	/s/ Howard R. Curd
Howard R. Curd Chief Executive Officer

Dated: May 14, 2021	By:	/s/ Edmund C. King
Edmund C. King Chief Financial Officer

