Form 10-Q
period 2021-07-04
UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.
filed 2021-08-17
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2021
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

Securities registered under Section 12(b) of the Act: None.

As of August 10, 2021, the issuer had 3,412,186 shares of ordinary Common Stock, $0.001 par value, and 323,820 shares of Class B Common Stock, $0.001 par value, outstanding.

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

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Uniroyal Global Engineered Products, Inc.

Consolidated Balance Sheets

	(Unaudited)

ASSETS	July 4, 2021	January 3, 2021
CURRENT ASSETS
Cash and cash equivalents	$1,115,779	$1,656,882
Accounts receivable, net	11,490,641	10,114,819
Inventories, net	18,788,597	17,952,850
Other current assets	1,955,522	1,841,153
Related party receivable	35,249	907
Total Current Assets	33,385,788	31,566,611

PROPERTY AND EQUIPMENT, NET	17,674,290	18,491,122
OPERATING LEASE RIGHT-OF-USE ASSETS, NET	5,994,094	6,242,736

OTHER ASSETS
Intangible assets	3,389,916	3,388,357
Goodwill	1,079,175	1,079,175
Other long-term assets	5,317,886	4,679,990
Total Other Assets	9,786,977	9,147,522
TOTAL ASSETS	$66,841,149	$65,447,991

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued in excess of bank balance	$290,674	$275,297
Lines of credit	17,397,346	17,760,583
Current maturities of long-term debt	2,321,918	1,432,301
Current maturities of finance lease liabilities	238,068	257,298
Accounts payable	7,165,222	7,344,785
Accrued expenses and other liabilities	10,253,112	7,987,333
Current maturities of related party finance lease liabilities	158,088	149,366
Current portion of postretirement benefit liability - health and life	162,977	162,977
Total Current Liabilities	37,987,405	35,369,940

LONG-TERM LIABILITIES
Long-term debt, less current portion	6,873,946	7,338,762
Finance lease liabilities, less current portion	116,928	235,116
Operating lease liabilities, less current portion	5,705,405	5,893,268
Related party finance lease liabilities, less current portion	2,426,326	2,504,404
Long-term debt to related parties	4,216,566	4,216,566
Postretirement benefit liability - health and life, less current portion	2,687,366	2,713,585
Other long-term liabilities	814,028	807,190
Total Long-Term Liabilities	22,840,565	23,708,891
Total Liabilities	60,827,970	59,078,831

STOCKHOLDERS' EQUITY
Preferred units, Series A UEP Holdings, LLC, 200,000 units issued and outstanding ($100 issue price)	617,571	617,571
Preferred units, Series B UEP Holdings, LLC, 150,000 units issued and outstanding ($100 issue price)	463,179	463,179
Preferred stock, Uniroyal Global (Europe) Limited, 50 shares issued and outstanding ($1.51 stated value)	75	75
Common stock, 95,000,000 shares authorized ($.001 par value) 3,736,006 shares issued and outstanding as of July 4, 2021 and January 3, 2021	3,736	3,736
Additional paid-in capital	35,290,590	35,290,590
Accumulated deficit	(29,135,017)	(28,734,670)
Accumulated other comprehensive loss	(1,226,955)	(1,271,321)
Total Stockholders' Equity	6,013,179	6,369,160
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$66,841,149	$65,447,991

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended

	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020

NET SALES	$17,749,235	$7,216,371	$39,645,236	$28,356,495

COST OF GOODS SOLD	15,927,442	7,506,718	34,586,106	24,816,260

Gross Profit (Loss)	1,821,793	(290,347)	5,059,130	3,540,235

OPERATING EXPENSES:
Selling	834,738	507,133	1,733,450	1,499,580
General and administrative	1,439,488	1,272,808	3,018,515	2,876,525
Research and development	331,965	157,655	659,423	506,057
OPERATING EXPENSES	2,606,191	1,937,596	5,411,388	4,882,162

Operating Loss	(784,398)	(2,227,943)	(352,258)	(1,341,927)

OTHER INCOME (EXPENSE):
Interest expense	(383,938)	(380,834)	(787,684)	(848,317)
Funding from Paycheck Protection Program	1,161,136	2,183,676	2,000,000	2,183,676
Other (expense) income	(40,945)	(80,281)	165,359	(271,170)
Net Other Income	736,253	1,722,561	1,377,675	1,064,189

(LOSS) INCOME BEFORE TAX BENEFIT	(48,145)	(505,382)	1,025,417	(277,738)

TAX BENEFIT	(244,184)	(240,193)	(206,623)	(292,823)

NET INCOME (LOSS)	196,039	(265,189)	1,232,040	15,085

Preferred stock dividend	(815,973)	(795,006)	(1,632,387)	(1,587,841)

NET LOSS ALLOCABLE TO COMMON SHAREHOLDERS	$(619,934)	$(1,060,195)	$(400,347)	$(1,572,756)

LOSS PER COMMON SHARE:
Basic and Diluted	$(0.17)	$(0.28)	$(0.11)	$(0.42)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	3,736,006	3,736,006	3,736,006	3,736,006

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended

	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020

NET INCOME (LOSS)	$196,039	$(265,189)	$1,232,040	$15,085

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment	(11,808)	90,661	44,366	(347,916)
OTHER COMPREHENSIVE (LOSS) INCOME	(11,808)	90,661	44,366	(347,916)

COMPREHENSIVE INCOME (LOSS)	184,231	(174,528)	1,276,406	(332,831)

Preferred stock dividend	(815,973)	(795,006)	(1,632,387)	(1,587,841)

COMPREHENSIVE LOSS TO COMMON SHAREHOLDERS	$(631,742)	$(969,534)	$(355,981)	$(1,920,672)

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

									Additional		Accumulated Other	Total
	UEPH Series A		UEPH Series B		UGEL Preferred		Common Stock		Paid In	Accumulated	Comprehensive	Stockholders'
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
For the Three Months Ended July 5, 2020
Balance April 5, 2020	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$3,736	$35,290,590	$(24,813,764)	$(1,736,016)	$9,825,371
Net loss	-	-	-	-	-	-	-	-	-	(265,189)	-	(265,189)
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	90,661	90,661
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(795,006)	-	(795,006)
Balance July 5, 2020	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$3,736	$35,290,590	$(25,873,959)	$(1,645,355)	$8,855,837

For the Three Months Ended July 4, 2021
Balance April 4, 2021	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$3,736	$35,290,590	$(28,515,083)	$(1,215,147)	$6,644,921
Net income	-	-	-	-	-	-	-	-	-	196,039	-	196,039
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(11,808)	(11,808)
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(815,973)	-	(815,973)
Balance July 4, 2021	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$3,736	$35,290,590	$(29,135,017)	$(1,226,955)	$6,013,179

For the Six Months Ended July 5, 2020
Balance December 29, 2019	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$18,680	$35,275,646	$(24,301,203)	$(1,297,439)	$10,776,509
Net income	-	-	-	-	-	-	-	-	-	15,085	-	15,085
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(347,916)	(347,916)
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(1,587,841)	-	(1,587,841)
Adjustment for a 1-for-5 reverse stock split	-	-	-	-	-	-	-	(14,944)	14,944	-	-	-
Balance July 5, 2020	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$3,736	$35,290,590	$(25,873,959)	$(1,645,355)	$8,855,837

For the Six Months Ended July 4, 2021
Balance January 3, 2021	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$3,736	$35,290,590	$(28,734,670)	$(1,271,321)	$6,369,160
Net income	-	-	-	-	-	-	-	-	-	1,232,040	-	1,232,040
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	44,366	44,366
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(1,632,387)	-	(1,632,387)
Balance July 4, 2021	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$3,736	$35,290,590	$(29,135,017)	$(1,226,955)	$6,013,179

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES	July 4, 2021	July 5, 2020

Net income	$1,232,040	$15,085
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1,230,306	1,171,125
Deferred tax benefit	(206,623)	(298,252)
Amortization of intangible assets	13,266	7,500
Loss on disposal of property and equipment	26,059	3,871
Funding from Paycheck Protection Program recognized as income	(2,000,000)	(2,183,676)
Deferred interest on loan from Main Street Lending Program	43,568	-
Loss on debt extinguishment	64,911	-
Noncash lease adjustment	48,388	44,018
Changes in assets and liabilities:
Accounts receivable	(1,318,794)	6,316,255
Inventories	(796,075)	(906,058)
Other current assets	(104,499)	240,913
Related party receivable	(34,342)	(6,644)
Other long-term assets	10,730	(12,024)
Accounts payable	(224,550)	807,418
Accrued expenses and other liabilities	628,195	565,255
Postretirement benefit liability - health and life	(26,219)	(12,103)
Other long-term liabilities	(2,024)	-
Cash (used in) provided by operating activities	(1,415,663)	5,752,683

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(365,376)	(870,264)
Payments on life insurance policies	(98,697)	(49,346)
Cash used in investing activities	(464,073)	(919,610)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in checks issued in excess of bank balance	15,377	(123,713)
Payments on line of credit relating to debt extinguishment	(7,395,719)	-
Advances on line of credit relating to debt extinguishment	6,579,847	-
Net advances (payments) on lines of credit, other	376,351	(4,685,592)
Payments on long-term debt relating to debt extinguishment	(1,489,800)	-
Payments on long-term debt - other	(556,548)	(638,214)
Proceeds from Paycheck Protection Program	2,000,000	2,217,500
Proceeds from issuance of long-term debt relating to debt extinguishment	2,333,683	-
Payments for capitalized debt issuance costs	(342,653)	-
Payments on finance lease liabilities	(137,517)	(218,228)
Proceeds from related party obligations	-	200,000
Payments on related party obligations	(69,356)	(836,887)
Cash provided by (used in) financing activities	1,313,665	(4,085,134)
Net change in cash and cash equivalents	(566,071)	747,939
Cash and cash equivalents - beginning of period	1,656,882	513,588
Effects of currency translation on cash and cash equivalents	24,968	(22,799)

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,115,779	$1,238,728

See Note 2 for noncash transactions and supplemental disclosure of cash flow information.

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

July 4, 2021

(Unaudited)

1.Basis of Presentation and Summary of Significant Accounting Policies

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

The results of operations for the interim period ended July 4, 2021 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended January 3, 2021, which are contained in the Company’s 2020 Annual Report on Form 10-K.

The Company and its subsidiaries use a 52/53-week fiscal year ending on the Sunday nearest to December 31. The current year ending January 2, 2022 is a 52-week year whereas the prior year ended January 3, 2021 was a 53-week year. The Company’s U.K. subsidiaries use the calendar year end of December 31. The activity of the U.K. subsidiaries that occurs on the days that do not coincide with the Company’s year-end is not material. Both the three months ended July 4, 2021 and July 5, 2020 were 13-week periods while the six months ended July 4, 2021 was a 26-week period and the six months ended July 5, 2020 was a 27-week period.

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of July 4, 2021 and the results of operations, comprehensive loss and cash flows for the interim periods ended July 4, 2021 and July 5, 2020.

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

Coronavirus (“COVID-19”)

Through the first quarter of 2021, demand for Uniroyal Global’s products continued to improve since the initial impact of COVID-19 on the global economy, which began for the Company in the latter part of March 2020. However, sales in the second quarter of 2021 declined compared to the first quarter of 2021 as supply chain issues experienced by the OEM’s that use the Company’s automotive products lead to temporary shutdowns of their production lines. As this supply chain problem exemplifies, COVID-19 is a continually evolving situation and the Company cannot predict the long-term impact the coronavirus will have on the economy or the Company’s business. The impact could have a material adverse effect on the Company’s financial position, results of operations and cash flows, which may require the Company to obtain additional financing. The Company continues to pursue supplementary cash flow opportunities to provide further liquidity, as described below.

In March 2021 and in April 2020, the Company’s U.S. operations received $2,000,000 and $2,217,500, respectively, in funds from One Community Bank through the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”) under the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”). The $2,000,000 loan (“Second Draw PPP Loan”) matures in March 2026 and the $2,217,500 loan (“First Draw PPP Loan”) matures in April 2022, and each bears an interest rate of 1.0%. The loans may be prepaid at any time prior to maturity with no prepayment penalties.

All or a portion of the loans may be forgiven by the SBA for costs the Company incurred for payroll, rent, utilities and all other allowable expenses during the 24-week period that began March 1, 2021 for the Second Draw PPP Loan and April 13, 2020 for the First Draw PPP Loan. The Company used all proceeds from the loans to maintain payroll and make payments for lease, utility and other allowable expenses. As a result, management believes that the Company has met the PPP eligibility criteria for forgiveness and has concluded that the loans represent, in substance, government grants that are expected to be forgiven. As such, in accordance with International Accounting Standards (“IAS”) 20, “Accounting for Government Grants and Disclosure of Government Assistance,” the Company recognized the funding from the PPP as grant income of $1,161,136 and $2,000,000 for the three and six months ended July 4, 2021, respectively, and $2,183,676 for the three and six months ended July 5, 2020. The remaining $33,824 of the First Draw PPP Loan was recognized as grant income during the third quarter of 2020. These amounts are included as a component of net other income in the consolidated statements of operations.

In June 2021 and August 2021, One Community Bank received payment from the SBA for forgiveness of the Company’s First and Second Draw PPP Loans, respectively.

For the U.K. operations, during the second quarter of 2021 and 2020, the Company recorded reimbursed costs of approximately $101,000 and $1,086,000, respectively, under the Coronavirus Job Retention Scheme (“CJRS”) set up by the U.K. government to help employers pay the salaries of those employees who would otherwise have been laid off during the coronavirus outbreak but under the CJRS were furloughed instead. The much lower reimbursed costs for the second quarter of 2021 reflected that employees were furloughed significantly less than in the second quarter of 2020. This program reimbursed the Company for up to 80% of the compensation expense plus national insurance and certain benefits paid to the furloughed employees, resulting in lower salary expense for the Company. While the employees were on furlough, the compensation paid to them was limited to the amount reimbursed by the CJRS. The Company recorded the reimbursed amounts as reductions to the associated expenses.

Additionally for the U.K. operations, in June 2021 its bank lending facilities with Lloyds Bank Commercial Finance Limited (“Lloyds”) were refinanced with PNC Business Credit (“PNC”). PNC provided the Company additional availability by expanding its borrowing base to include eligible equipment. See Notes 8 and 9 for further discussion.

Also to provide further liquidity, quarterly dividend payments have been deferred each quarter beginning with the dividends that were accrued for the three months ended December 29, 2019 through the dividends that were accrued for the three months ended July 4, 2021. As of July 4, 2021 and January 3, 2021, accrued dividends of $5,596,391 and $4,019,905, respectively, were included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Legal Proceedings

On October 1, 2020, the Health and Safety Executive (“HSE”), the government agency responsible for the enforcement of health and safety law in the U.K., charged our U.K. subsidiary, Uniroyal Global Limited, with an offense under the Health and Safety at Work etc. Act 1974 arising from an August 2019 incident in which an employee was injured in the course of his employment.

The Company fully cooperated with the HSE investigation and negotiated a plea based on legal advice provided to it. Based on this legal advice, the Company believed that £150,000 ($193,000) was a reasonable estimate of the fine to be imposed and, accordingly, recorded an accrual for this charge in 2020.

In April 2021, a fine of £120,000 ($166,394) was imposed on the Company related to this matter. At the end of the second quarter of 2021, the Company began making monthly payments for this fine in order to have it paid in full by the October 2022 due date. The accrual related to the fine was £106,856 ($146,897) and £150,000 ($204,737) as of July 4, 2021 and January 3, 2021, respectively, and was included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. In addition, a fee of £5,463 ($7,575) to reimburse the HSE for legal expenses was paid in May 2021.

2.Noncash Transactions and Supplemental Disclosure of Cash Flow Information

The following is supplemental disclosure of cash paid for the six months ended:

	July 4, 2021	July 5, 2020

Interest	$765,686	$903,299

3.Fair Value of Financial Instruments

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

For the six months ended July 4, 2021, there have been no changes in the application of valuation methods applied to similar assets and liabilities.

4.Foreign Currency Translation

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

5.Inventories

Inventories consist of the following:

	July 4, 2021	January 3, 2021

Raw materials	$6,375,442	$5,193,919
Work-in-process	4,855,188	4,281,035
Finished goods	9,731,276	10,594,088
	20,961,906	20,069,042
Less: Allowance for inventory obsolescence	(2,173,309)	(2,116,192)

Total Inventories, net	$18,788,597	$17,952,850

6.Other Long-term Assets

Other long-term assets consist of the following:

	July 4, 2021	January 3, 2021

Deferred tax asset, net	$4,281,942	$4,072,184
Life insurance policies, net of policy loans	284,179	185,482
Debt issuance costs	339,712	-
Other	412,053	422,324

Total Other Long-term Assets	$5,317,886	$4,679,990

7.Other Long-term Liabilities

Other long-term liabilities consist of the following:

	July 4, 2021	January 3, 2021

Deferred tax liability	$809,998	$801,136
Other	4,030	6,054

Total Other Long-term Liabilities	$814,028	$807,190

8. Lines of Credit

The Company's Uniroyal subsidiary has available a $15,000,000 revolving line of credit financing agreement with Wells Fargo Capital Finance, LLC (“Uniroyal Line of Credit”), which matures on June 15, 2023. Interest is payable monthly at the Eurodollar rate plus 2.25% or Wells Fargo Capital Finance, LLC's prime rate (“WF Prime”) at the Company's election on outstanding balances up to $6,000,000 and WF Prime on amounts in excess of $6,000,000. The effective interest rate including unused facility fees was 3.25% as of July 4, 2021. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable, inventories and equipment. The line of credit is secured by substantially all of Uniroyal's assets and includes certain financial and restrictive covenants. The Company was in compliance with these covenants as of July 4, 2021.

The outstanding balance on the Uniroyal Line of Credit was $10,493,265 and $9,204,572 as of July 4, 2021 and January 3, 2021, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying consolidated balance sheets. Based upon eligible accounts receivable, inventories and equipment at July 4, 2021, the Uniroyal Line of Credit provided additional availability of approximately $827,000 and, combined with its total cash balance of $1,012,088, Uniroyal had liquidity of approximately $1.8 million as of July 4, 2021.

In June 2021, UGL’s bank lending facilities with Lloyds Bank Commercial Finance Limited (“Lloyds”), including its revolving line of credit (“Old UGL Line of Credit”), were refinanced with PNC Business Credit (“PNC”). PNC provided the Company additional availability by expanding its borrowing base to include eligible equipment. This transaction was accounted for as a debt extinguishment per Accounting Standards Codification (“ASC”) 470, “Debt”, under which the existing Lloyds debt was derecognized and the new PNC debt was recorded at fair value. A loss of £46,813 ($64,911) was recognized on this transaction and recorded in general and administrative expenses in the consolidated statements of operations for the three and six months ended July 4, 2021. Debt issuance costs of £247,114 ($339,712) were capitalized and recorded in other long-term assets in the consolidated balance sheet as of July 4, 2021. These capitalized costs will be amortized over 36 months.

UGL has available £11,000,000 (approximately $15.1 million) under the revolving line of credit financing agreement with PNC Business Credit (‘‘New UGL Line of Credit”), which is subject to a three-month notice by either party after a minimum term of three years. Interest is payable monthly at the Bank of England Base Rate (“BoE Base”) plus 2.25% - 3.00%. The effective interest rate was 2.54% as of July 4, 2021. Borrowings on the New UGL Line of Credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable, inventories and equipment. The line of credit is secured by substantially all of the subsidiary's assets and includes certain financial and restrictive covenants. The Company was in compliance with these covenants as of July 4, 2021.

The outstanding balance on the New UGL Line of Credit was £5,022,176 ($6,904,081) as of July 4, 2021 and on the Old UGL Line of Credit was £6,268,526 ($8,556,011) as of January 3, 2021. The Company has classified the outstanding balance on its line of credit within current liabilities in the accompanying consolidated balance sheets. Based upon eligible accounts receivable, inventories and equipment at July 4, 2021, the New UGL Line of Credit provided additional availability of approximately $1.1 million and, combined with its total cash balance of $94,667, UGL had liquidity of approximately $1.2 million as of July 4, 2021.

9.Long-term Debt

Long-term debt consists of the following:

	Interest Rate	July 4, 2021	January 3, 2021

Notes Payable
Wells Fargo Capital Finance, LLC	WF Prime	$602,217	$785,501
Lloyds Bank Commercial Finance Limited (1)	4.43%	-	51,905
Lloyds Bank Commercial Finance Limited (1)	4.87%	-	156,422
Automotive lenders	0.0%	3,292,140	3,268,664
Wells Fargo Capital Finance, LLC	LIBOR+3.00%	2,475,921	2,432,353
		6,370,278	6,694,845
Equipment Financing Obligations
Kennet Equipment Leasing Limited	10.90%	-	23,960
Regents Capital Corporation	6.20%-7.24%	511,934	678,329
Lloyds Bank Commercial Finance Limited (1)	3.95%	-	1,373,929
PNC Business Credit (1)	BoE Base + 3.00%	2,313,652	-
		2,825,586	2,076,218
Total		9,195,864	8,771,063
Less: Current portion		(2,321,918)	(1,432,301)
Long-term Portion		$6,873,946	$7,338,762

(1)

In June 2021, UGL’s long-term debt with Lloyds Bank Commercial Finance Limited was refinanced with PNC Business Credit. The loan is payable in monthly principal installments of £33,000 ($45,758) beginning January 2022 with the remaining principal due May 2024. The loan is secured by certain equipment.

10.Related Party Obligations

Long-term debt to related parties consists of the following:

	Interest Rate	July 4, 2021	January 3, 2021

Senior subordinated promissory note	9.25%	$2,000,000	$2,000,000
Senior secured promissory note	10.00%	765,655	765,655
Subordinated secured promissory note	8.00%	225,000	225,000
Subordinated secured promissory note	0.00%	1,225,911	1,225,911
Long-term debt to related parties		$4,216,566	$4,216,566

The above notes were issued to the Company’s majority shareholder. The first three notes above were amended on March 26, 2021 to change the maturity date to January 15, 2023. No other terms of the notes were changed. Interest expense on these notes was $174,858 and $159,947 for the six months ended July 4, 2021 and July 5, 2020, respectively.

For the six months 2020, payments of $575,000 were made on subordinated secured promissory notes to our majority shareholder. Proceeds of $200,000 were received from a short-term advance from our majority shareholder during the first six months of 2020 which was repaid in the same period.

The Company has finance leases under which it leases its main U.S. manufacturing facility and certain other property from a related party lessor entity that is owned by the Company’s majority shareholder. These related party finance leases expire at various dates from October 2023 through October 2033. The Company has security deposits aggregating $267,500 held by the lessor entity. There were no new right-of-use assets obtained in exchange for related party finance lease obligations for the three and six months ended July 4, 2021 and July 5, 2020.

The components of lease expense for the related party finance leases for the three and six months ended July 4, 2021 and July 5, 2020 are as follows:

	Three Months Ended		Six Months Ended
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
Finance lease expense:
Amortization of right-of-use assets	$41,794	$41,794	$83,588	$83,588
Interest on lease liabilities	102,547	105,336	205,845	211,308
Total finance lease expense	$144,341	$147,130	$289,433	$294,896

Cash paid for amounts included in the measurement of related party finance lease liabilities for the three and six months ended July 4, 2021 and July 5, 2020 are as follows:

	Three Months Ended		Six Months Ended
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
Operating cash flows from finance leases	$102,547	$105,336	$205,845	$211,308
Financing cash flows from finance leases	$35,054	$31,261	$69,356	$61,887

Supplemental balance sheet and other information regarding related party finance leases are as follows:

	July 4, 2021	January 3, 2021
Finance leases:
Property and equipment, net	$1,957,093	$2,040,681
Current maturities of finance lease liabilities	$158,088	$149,366
Finance lease liabilities, less current portion	2,426,326	2,504,404
Total finance lease liabilities	$2,584,414	$2,653,770
Weighted average remaining lease term	10.8 years	11.2 years
Weighted average discount rate	16.86%	16.77%

Maturities of related party finance lease liabilities as of July 4, 2021 are as follows:

Totals
Due in one year or less	$560,898
Due after one year through two years	556,839
Due after two years through three years	501,079
Due after three years through four years	470,185
Due after four years through five years	474,383
Thereafter	3,353,438
Total lease payments	5,916,822
Less: Interest	(3,332,408)
Total related party finance lease liabilities	$2,584,414

As previously discussed, quarterly dividend payments have been deferred each quarter beginning with the dividends that were accrued for the three months ended December 29, 2019 through the dividends that were accrued for the three months ended July 4, 2021. As of July 4, 2021 and January 3, 2021, accrued dividends of $5,596,391 and $4,019,905, respectively, were included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The preferred units and shares on which these dividends are payable are primarily owned by the Company’s majority shareholder.

11.Leases

The Company has operating leases for equipment and office facilities and finance leases for equipment. These leases expire at various dates from July 2021 through March 2039. Operating leases are included in operating lease right-of-use assets, accrued expenses and other liabilities, and operating lease liabilities in the accompanying consolidated balance sheets. Finance leases are included in property and equipment, current maturities of finance lease liabilities, and finance lease liabilities, less current portion in the accompanying consolidated balance sheets. There were no new right-of-use assets obtained in exchange for lease obligations for the three and six months ended July 4, 2021 and July 5, 2020.

The components of lease expense for the three and six months ended July 4, 2021 and July 5, 2020 are as follows:

	Three Months Ended		Six Months Ended
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020

Operating lease expense	$252,761	$246,055	$506,706	$496,976

Finance lease expense:
Amortization of right-of-use assets	$19,643	$53,460	$44,625	$108,855
Interest on lease liabilities	4,385	7,947	9,652	17,351
Total finance lease expense	$24,028	$61,407	$54,277	$126,206

Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended July 4, 2021 and July 5, 2020 are as follows:

	Three Months Ended		Six Months Ended
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020

Operating cash flows from operating leases	$186,911	$181,115	$479,130	$420,347
Operating cash flows from finance leases	$4,385	$7,947	$9,652	$17,351
Financing cash flows from finance leases	$64,705	$68,811	$137,517	$218,228

Supplemental balance sheet and other information related to operating leases are as follows:

	July 4, 2021	January 3, 2021
Operating leases:
Operating lease right-of-use assets, net	$5,994,094	$6,242,736
Accrued expenses and other liabilities	$428,232	$440,386
Operating lease liabilities, less current portion	5,705,405	5,893,268
Total operating lease liabilities	$6,133,637	$6,333,654
Weighted average remaining lease term	15.65 years	15.70 years
Weighted average discount rate	7.31%	7.26%

Supplemental balance sheet and other information related to finance leases are as follows:

	July 4, 2021	January 3, 2021
Finance leases:
Property and equipment, net	$935,381	$1,084,394
Current maturities of finance lease liabilities	$238,068	$257,298
Finance lease liabilities, less current portion	116,928	235,116
Total finance lease liabilities	$354,996	$492,414
Weighted average remaining lease term	1.4 years	1.8 years
Weighted average discount rate	4.42%	4.56%

Maturities of operating and finance lease liabilities as of July 4, 2021 are as follows:

	Operating Leases	Finance Leases
Due in one year or less	$861,237	$249,005
Due after one year through two years	803,221	116,505
Due after two years through three years	565,634	2,603
Due after three years through four years	535,931	-
Due after four years through five years	535,931	-
Thereafter	7,603,809	-
Total lease payments	10,905,763	368,113
Less: Interest	(4,772,126)	(13,117)
Total	$6,133,637	$354,996

12.Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the three months ended July 4,2021 and July 5, 2020 were as follows:

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustment	Total

Balance at April 5, 2020	$5,694	$(1,741,710)	$(1,736,016)

Other comprehensive income	-	90,661	90,661

Balance at July 5, 2020	$5,694	$(1,651,049)	$(1,645,355)

Balance at April 4, 2021	$(154,662)	$(1,060,485)	$(1,215,147)

Other comprehensive loss	-	(11,808)	(11,808)

Balance at July 4, 2021	$(154,662)	$(1,072,293)	$(1,226,955)

The changes in accumulated other comprehensive loss for the six months ended July 4,2021 and July 5, 2020 were as follows:

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustment	Total

Balance at December 29, 2019	$5,694	$(1,303,133)	$(1,297,439)

Other comprehensive loss	-	(347,916)	(347,916)

Balance at July 5, 2020	$5,694	$(1,651,049)	$(1,645,355)

Balance at January 3, 2021	$(154,662)	$(1,116,659)	$(1,271,321)

Other comprehensive income	-	44,366	44,366

Balance at July 4, 2021	$(154,662)	$(1,072,293)	$(1,226,955)

13.Loss per Common Share

Due to the net loss allocable to common shareholders for the three and six months ended July 4, 2021 and July 5, 2020, the calculations of basic and diluted loss per share were the same since including options (as provided under the Company’s 2015 Stock Option Plan) to purchase shares of the Company’s common stock in the calculations of diluted loss per share would have been anti-dilutive. However, if diluted earnings per share had been reported for the three and six months ended July 4, 2021 and July 5, 2020, the calculations would have excluded options to purchase 139,300 and 151,800 shares of common stock, respectively, because the options’ weighted average exercise price of $14.02 per share was greater than the average market prices of the common shares.

14.Revenue

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

The following table sets forth revenue disaggregated by the Company’s automotive and industrial sectors for the three and six months ended July 4, 2021 and July 5, 2020:

	Three Months Ended		Six Months Ended
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
Revenue by sector:
Automotive	$10,135,011	$2,503,581	$24,157,413	$15,801,641
Industrial	7,614,224	4,712,790	15,487,823	12,554,854
Total Revenue	$17,749,235	$7,216,371	$39,645,236	$28,356,495

The following table sets forth revenue disaggregated by the geographic locations of the Company’s customers for the three and six months ended July 4, 2021 and July 5, 2020:

	Three Months Ended		Six Months Ended
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
Revenue by customer location:
North America	$9,731,096	$5,403,849	$19,897,393	$16,152,046
Europe	7,177,820	1,615,182	17,481,260	10,609,681
Asia	727,825	146,421	2,009,021	1,328,280
Other	112,494	50,919	257,562	266,488
Total Revenue	$17,749,235	$7,216,371	$39,645,236	$28,356,495

15.Subsequent Events

The Company has evaluated subsequent events occurring through August 17, 2021 for events requiring recording or disclosure in the July 4, 2021 consolidated financial statements. Subsequent to July 4, 2021, as previously discussed, the Company was notified that its Second Draw PPP Loan was forgiven.

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

Our vinyl coated fabric products have various high-performance characteristics and capabilities. They are durable, stain resistant, easily processed, more cost-effective and better performing than traditional leather or fabric coverings. Our products are frequently used in applications that require rigorous performance characteristics such as automotive and non-automotive transportation, certain indoor/outdoor furniture, commercial and hospitality seating, health care facilities and athletic equipment. We manufacture materials in a wide range of colors and textures. They can be hand or machine sewn, laminated to an underlying structure, thermoformed to cover various substrates or made into a variety of shapes for diverse end-uses. We are a long-established supplier to the global automotive industry and manufacture products for interior soft trim components from floor to headliner, which are produced to meet specific component production requirements such as cut and sew, vacuum forming/covering, compression molding, and high frequency welding. Some products are supplied with micro perforations, which are necessary on most compression molding processes. Materials can also be combined with polyurethane or polypropylene foam laminated by either flame or hot melt adhesive for seating, fascia and door applications.

Products are developed and marketed based upon the performance characteristics required by end-users. For example, for recreational products used outdoors, such as boats, personal watercraft, golf carts and snowmobiles, a product designed primarily for water-based durability and weatherability is used. We also manufacture a line of products called BeautyGard®, with water-based topcoats that contain agents to protect against bacterial and fungal micro-organisms and can withstand repeated cleaning, a necessity in the restaurant and health care industries. These topcoats are environmentally friendlier than solvent-based topcoats. The line is widely used in hospitals and other health care facilities. Flame and smoke retardant vinyl coated fabrics are used for a variety of commercial and institutional furniture applications, including hospitals, restaurants and residential care centers and seats for school buses, trains and aircraft.

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

Overview:

We and our subsidiaries use a 52/53-week fiscal year ending on the Sunday nearest to December 31. The current year ending January 2, 2022 is a 52-week year whereas the prior year ended January 3, 2021 was a 53-week year. Our U.K. subsidiaries use the calendar year end of December 31. The activity of the U.K. subsidiaries that occurs on the days that do not coincide with our year-end is not material. Both the three months ended July 4, 2021 and July 5, 2020 were 13-week periods while the six months ended July 4, 2021 was a 26-week period and the six months ended July 5, 2020 was a 27-week period.

Our Earby, England operation’s functional currency is the British Pound Sterling (“Pound Sterling”) and has sales and purchases transactions that are denominated in currencies other than the Pound Sterling, principally the Euro. Approximately 31% of our global revenues and 34% of our global raw material purchases are derived from these Euro transactions.

The average year-to-date exchange rate for the Pound Sterling to the U.S. Dollar was approximately 9.9% higher and the average exchange rate for the Euro to the Pound Sterling was approximately 0.7% lower in 2021 compared to 2020. These exchange rate changes had the effect of increasing net sales by approximately $1,740,000 for the six months ended July 4, 2021. The overall currency effect on our net income was a negative amount of approximately $24,000 for the six months ended July 4, 2021.

Through the first quarter of 2021, demand for our products continued to improve since the initial impact of COVID-19 on the global economy, which began for us in the latter part of March 2020. However, sales in the second quarter of 2021 declined compared to the first quarter of 2021 as supply chain issues experienced by the OEM’s that use our automotive products lead to temporary shutdowns of their production lines. As this supply chain problem exemplifies, COVID-19 is a continually evolving situation and we cannot predict the long-term impact the coronavirus will have on the economy or our business. The impact could have a material adverse effect on our financial position, results of operations and cash flows, which may require us to obtain additional financing. We continue to pursue supplementary cash flow opportunities to provide further liquidity, as described below.

In March 2021 and in April 2020, our U.S. operations received $2,000,000 and $2,217,500, respectively, in funds from One Community Bank through the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”) under the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”). The $2,000,000 loan (“Second Draw PPP Loan”) matures in March 2026 and the $2,217,500 loan (“First Draw PPP Loan”) matures in April 2022, and each bears an interest rate of 1.0%. The loans may be prepaid at any time prior to maturity with no prepayment penalties.

All or a portion of the loans may be forgiven by the SBA for costs we incurred for payroll, rent, utilities and all other allowable expenses during the 24-week period that began March 1, 2021 for the Second Draw PPP Loan and April 13, 2020 for the First Draw PPP Loan. We used all proceeds from the loans to maintain payroll and make payments for lease, utility and other allowable expenses. As a result, management believes that we have met the PPP eligibility criteria for forgiveness and has concluded that the loans represent, in substance, government grants that are expected to be forgiven. As such, in accordance with International Accounting Standards (“IAS”) 20, “Accounting for Government Grants and Disclosure of Government Assistance,” we recognized the funding from the PPP as grant income of $1,161,136 and $2,000,000 for the three and six months ended July 4, 2021, respectively, and $2,183,676 for the three and six months ended July 5, 2020. The remaining $33,824 of the First Draw PPP Loan was recognized as grant income during the third quarter of 2020. These amounts are included as a component of net other income in the consolidated statements of operations.

In June 2021 and August 2021, One Community Bank received payment from the SBA for forgiveness of our First and Second Draw PPP Loans, respectively.

For the U.K. operations, during the second quarter of 2021 and 2020, we recorded reimbursed costs of approximately $101,000 and $1,086,000, respectively, under the Coronavirus Job Retention Scheme (“CJRS”) set up by the U.K. government to help employers pay the salaries of those employees who would otherwise have been laid off during the coronavirus outbreak but under the CJRS were furloughed instead. The much lower reimbursed costs for the second quarter of 2021 reflected that employees were furloughed significantly less than in the second quarter of 2020. This program reimbursed us for up to 80% of the compensation expense plus national insurance and certain benefits paid to the furloughed employees, resulting in lower salary expense for us. While the employees were on furlough, the compensation paid to them was limited to the amount reimbursed by the CJRS. We recorded the reimbursed amounts as reductions to the associated expenses.

Additionally for the U.K. operations, in June 2021 its bank lending facilities with Lloyds Bank Commercial Finance Limited (“Lloyds”) were refinanced with PNC Business Credit (“PNC”). PNC provided us additional availability by expanding our borrowing base to include eligible equipment. This transaction was accounted for as a debt extinguishment per Accounting Standards Codification (“ASC”) 470, “Debt”, under which the existing Lloyds debt was derecognized and the new PNC debt was recorded at fair value. A loss of £46,813 ($64,911) was recognized on this transaction and recorded in general and administrative expenses in the consolidated statements of operations for the three and six months ended July 4, 2021. The loss was due to fees that were charged by Lloyds relating to the debt extinguishment. Debt issuance costs of £247,114 ($339,712) were capitalized and recorded in other long-term assets in the consolidated balance sheet as of July 4, 2021. These capitalized costs will be amortized over 36 months. See Notes 8 and 9 to the consolidated financial statements for further discussion.

Three Months Ended July 4, 2021 Compared to the Three Months Ended July 5, 2020

The following table sets forth, for the three months ended July 4, 2021 (“three months 2021”) and July 5, 2020 (“three months 2020”), certain operational data including their respective percentage of net sales:

	Three Months Ended
	July 4, 2021		July 5, 2020		Change	% Change

Net Sales	$17,749,235	100.0%	$7,216,371	100.0%	$10,532,864	>100%
Cost of Goods Sold	15,927,442	89.7%	7,506,718	104.0%	8,420,724	>100%
Gross Profit (Loss)	1,821,793	10.3%	(290,347)	-4.0%	2,112,140	<-100%
Operating Expenses:
Selling	834,738	4.7%	507,133	7.0%	327,605	64.6%
General and administrative	1,439,488	8.1%	1,272,808	17.6%	166,680	13.1%
Research and development	331,965	1.9%	157,655	2.2%	174,310	>100%
Total Operating Expenses	2,606,191	14.7%	1,937,596	26.9%	668,595	34.5%
Operating Loss	(784,398)	-4.4%	(2,227,943)	-30.9%	1,443,545	-64.8%
Interest expense	(383,938)	-2.2%	(380,834)	-5.3%	(3,104)	0.8%
Funding from Paycheck Protection Program	1,161,136	6.5%	2,183,676	30.3%	(1,022,540)	-46.8%
Other expense	(40,945)	-0.2%	(80,281)	-1.1%	39,336	-49.0%
Loss before Tax Benefit	(48,145)	-0.3%	(505,382)	-7.0%	457,237	-90.5%
Tax benefit	(244,184)	-1.4%	(240,193)	-3.3%	(3,991)	1.7%
Net Income (Loss)	196,039	1.1%	(265,189)	-3.7%	461,228	<-100%
Preferred stock dividend	(815,973)	-4.6%	(795,006)	-11.0%	(20,967)	2.6%
Net Loss Allocable to Common Shareholders	$(619,934)	-3.50%	$(1,060,195)	-14.7%	$440,261	-41.5%

Revenue:

Total revenue for the three months 2021 increased $10,532,864 to $17,749,235 compared to $7,216,371 for the three months 2020. The much lower amount for the three months 2020 reflected the negative effect of COVID-19, which impacted our sales the most during the second quarter of 2020. The increase in revenue included a favorable currency effect of approximately $743,000.

For the three months 2021 compared to the three months 2020, automotive sales for both our U.S. operations and U.K. operations (excluding the currency adjustment) grew more than 200% due to the negative effect of COVID-19 during the second quarter of 2020. However, when comparing the second quarter of 2021 with the first quarter of 2021, automotive sales declined 27.7% primarily due to a decline in sales for our U.K. operations, which was partially offset by a 1.7% increase in automotive sales for our U.S. operations. As previously stated, supply chain issues experienced by the OEM’s that use our automotive products lead to temporary shutdowns of their production lines, which negatively impacted our sales.

Additionally for the three months 2021 compared to the three months 2020, sales for the industrial sector increased 61.6% (58.8% before the currency effect) mostly due to an increase in our U.S. operations (primarily in the contract market) as well as in our U.K. operations. As discussed above, COVID-19 had a negative effect on our operations during the second quarter of 2020. When comparing the second quarter of 2021 with the first quarter of 2021, sales for the industrial sector decreased 3.3% primarily due to a decline in the technical market of our U.S. operations as the plant experienced difficulties in fulfilling orders. Production changes have been implemented to resolve these issues.

Gross Profit:

Total gross profit for the three months 2021 was $1,821,793 compared to $(290,347) for the three months 2020. The gross profit percentage was 10.3% of sales for the three months 2021 compared to -4.0% for the three months 2020. Both the gross profit amount and percentage for the three months 2020 reflected the negative impact of COVID-19. Manufacturing costs were reduced $83,000 and $934,000 for the three months 2021 and 2020, respectively, from reimbursement through the CJRS for salaries of furloughed employees. The increase in gross profit included an unfavorable currency effect of approximately $19,000.

Total gross profit amount and percentage for the first quarter of 2021 were $3,237,337 and 14.8%, respectively. When comparing the second quarter of 2021 with the first quarter of 2021, the decline in both the gross profit amount and percentage were due to lower sales and higher costs of raw materials. To offset raw material price increases, we increased prices during the first quarter of 2021 in several of our markets and announced an additional price increase effective July 1, 2021.

Operating Expenses:

Selling expenses for the three months 2021 increased $327,605 or 64.6% to $834,738 from $507,133 for the three months 2020. The lower amount for the three months 2020 reflected reduced selling-related expenses due to lower sales activity from the negative effect of COVID-19. Selling expenses were reduced $7,000 and $56,000 for the three months 2021 and 2020, respectively, from reimbursement through the CJRS for salaries of furloughed employees. The increase in selling expenses was partially offset by a $50,000 favorable currency effect. When comparing the second quarter of 2021 with the first quarter of 2021, selling expenses decreased $63,974 or 7.1% primarily due to lower employment costs.

General and administrative expenses for the three months 2021 increased $166,680 or 13.1% to $1,439,488 from $1,272,808 for the three months 2020. The increase was primarily due to higher employment related costs and the loss associated with the debt extinguishment. General and administrative expenses were reduced $4,000 and $20,000 for the three months 2021 and 2020, respectively, from reimbursement through the CJRS for salaries of furloughed employees. The increase in general and administrative expenses was partially offset by a $38,000 favorable currency effect.

Research and development expenses for the three months 2021 increased $174,310 or more than 100% to $331,965 from $157,655 for the three months 2020. The lower amount for the three months 2020 reflected reduced activities including fewer new trials due to the negative effect of COVID-19. Research and development expenses were reduced $7,000 and $76,000 for the three months 2021 and 2020, respectively, from reimbursement through the CJRS for salaries of furloughed employees. The increase in research and development expenses was partially offset by a $17,000 favorable currency effect. When comparing the second quarter of 2021 with the first quarter of 2021, research and development expenses increased $4,507 or 1.4% as higher costs of more activity in our U.S. operations was mainly offset by lower costs of less activity in our U.K. operations.

Operating Loss:

Operating loss for the three months 2021 was $784,398 compared to $2,227,943 for the three months 2020. Operating losses in both periods were due to gross profit being less than operating expenses with the much greater loss in the three months 2020 reflecting the negative impact of COVID-19. The operating loss percentage was -4.4% of sales for the three months 2021 compared to -30.9% for the three months 2020. The $1,216,538 lower amount when comparing the second quarter of 2021 operating loss with the first quarter of 2021 operating income was due to the decline in gross profit, which was partially offset by the decrease in operating expenses.

Interest Expense:

Interest expense for the three months 2021 increased less than 1.0% compared to the three months 2020. When comparing the second quarter of 2021 with the first quarter of 2021, interest expense decreased $19,808 or 4.9% due to debt repayments.

Funding from Paycheck Protection Program:

Funding from the PPP of $1,161,136 (from the Second Draw PPP Loan) for the three months 2021 and $2,183,676 (from the First Draw PPP Loan) for the three months 2020, were the proceeds from the PPP loans that we used during those periods for allowable expenses under the PPP. As previously discussed, the First and Second Draw PPP Loans were forgiven in June 2021 and August 2021, respectively.

Other Expense:

Other expense for the three months 2021 was $40,945 compared to $80,281 for the three months 2020. Included in other expense are the currency gains and losses recognized on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros as these currencies fluctuated during the period.

Income Taxes:

We file income tax returns in the United States as a C-Corporation, and in several state jurisdictions and in the United Kingdom. Our U.S. operating subsidiary, Uniroyal, is a limited liability company (LLC) for federal and state income tax purposes and as such, its income, losses, and credits pass through to its members. We made the acquisition of Uniroyal through UEPH, a limited liability company, which issued preferred ownership interests to the sellers that provide for quarterly dividends. Uniroyal’s taxable income is allocated entirely to UEPH as its sole member and since it is a pass-through entity, this income less the dividends paid to the sellers of Uniroyal is reported on our tax return. The taxable income applicable to the dividends for the preferred ownership interests is reported to the sellers who report it on their respective individual tax returns.

We do not have a history of repatriating a significant portion of our foreign cash. However, if we decided to repatriate these foreign amounts to fund U.S. operations, we would not be required to pay any additional U.S. tax related to these amounts since we previously recorded a one-time transition tax on deemed repatriation of deferred foreign income.

The tax benefit for the three months 2021 was $244,184 compared to $240,193 for the three months 2020. The tax benefit for the three months 2021 was attributable almost equally to the results of the U.S. and U.K. operations while the tax benefit for the three months 2020 was principally attributable to the results of the U.S. operations.

Preferred Stock Dividend:

Pursuant to the terms of their acquisitions, the issuance of preferred ownership units/stock of UEP Holdings, LLC and UGEL were issued to the sellers. These preferred units have carried quarterly dividend requirements on a total value of $55,000,000 at rates ranging from 5.0% to 8.0%. The dividend rate on the Series B UEP Holdings preferred units which started at 5.5% increased by 0.5% on the anniversary of the issuance and is now at the maximum of 8.0%. Quarterly dividend payments have been deferred each quarter beginning with the dividends that were accrued for the three months ended December 29, 2019 through the dividends that were accrued for the three months ended July 4, 2021 in order to preserve cash and provide additional liquidity. As of July 4, 2021 and January 3, 2021, accrued dividends of $5,596,391 and $4,019,905, respectively, were included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Six Months Ended July 4, 2021 Compared to the Six Months Ended July 5, 2020

The following table sets forth, for the six months ended July 4, 2021 (“six months 2021”) and July 5, 2020 (“six months 2020”), certain operational data including their respective percentage of net sales:

	Six Months Ended
	July 4, 2021		July 5, 2020		Change	% Change

Net Sales	$39,645,236	100.0%	$28,356,495	100.0%	$11,288,741	39.8%
Cost of Goods Sold	34,586,106	87.2%	24,816,260	87.5%	9,769,846	39.4%
Gross Profit	5,059,130	12.8%	3,540,235	12.5%	1,518,895	42.9%
Operating Expenses:
Selling	1,733,450	4.4%	1,499,580	5.3%	233,870	15.6%
General and administrative	3,018,515	7.6%	2,876,525	10.1%	141,990	4.9%
Research and development	659,423	1.7%	506,057	1.8%	153,366	30.3%
Total Operating Expenses	5,411,388	13.6%	4,882,162	17.2%	529,226	10.8%
Operating Loss	(352,258)	-0.9%	(1,341,927)	-4.7%	989,669	-73.7%
Interest expense	(787,684)	-2.0%	(848,317)	-3.0%	60,633	-7.1%
Funding from Paycheck Protection Program	2,000,000	5.0%	2,183,676	7.7%	(183,676)	-8.4%
Other income (expense)	165,359	0.4%	(271,170)	-1.0%	436,529	<-100%
Income (Loss) before Tax Benefit	1,025,417	2.6%	(277,738)	-1.0%	1,303,155	<-100%
Tax benefit	(206,623)	-0.5%	(292,823)	-1.0%	86,200	-29.4%
Net Income	1,232,040	3.1%	15,085	0.1%	1,216,955	>100%
Preferred stock dividend	(1,632,387)	-4.1%	(1,587,841)	-5.6%	(44,546)	2.8%
Net Loss Allocable to Common Shareholders	$(400,347)	-1.0%	$(1,572,756)	-5.5%	$1,172,409	-74.5%

Revenue:

Total revenue for the six months 2021 increased $11,288,741 or 39.8% to $39,645,236 from $28,356,495 for the six months 2020. The lower amount for the six months 2020 reflected the negative effect of COVID-19, which primarily occurred during the second quarter of 2020. The increase in revenue included a favorable currency effect of approximately $1,740,000.

For the six months 2021 compared to the six months 2020, automotive sales for our U.K. operations increased 46.8% (excluding the currency adjustment) and automotive sales for our U.S. operations increased 34.1% due to the negative effect of COVID-19 primarily during the second quarter of 2020. However, the year-to-date growth was negatively impacted by supply chain issues experienced by the OEM’s that use our automotive products, which lead to temporary shutdowns of their production lines during the second quarter of 2021.

Additionally, sales for the industrial sector increased 23.4% (21.6% before the currency effect) mostly due to an increase in our U.S. operations (primarily in the contract market) as well as in our U.K. operations. As discussed above, COVID-19 had a negative effect on our operations primarily during the second quarter of 2020. However, the year-to-date growth was negatively impacted by difficulties in fulfilling orders at the plant of our U.S. operations during the second quarter of 2021. Production changes have been implemented to resolve these issues.

Gross Profit:

Total gross profit for the six months 2021 increased $1,518,895 or 42.9% to $5,059,130 from $3,540,235 for the six months 2020. The gross profit percentage was 12.8% of sales for the six months 2021 compared to 12.5% for the six months 2020. Both the gross profit amount and percentage for the six months 2020 reflected the negative impact of COVID-19. The year-to- date increase in the gross profit and percentage for the six months 2021 was negatively impacted by supply chain and fulfillment issues, as discussed above, as well as higher costs of raw materials. To offset raw material price increases, we increased prices during the first quarter of 2021 in several of our markets and announced an additional price increase effective July 1, 2021. Manufacturing costs were reduced $83,000 and $934,000 for the six months 2021 and 2020, respectively, from reimbursement through the CJRS for salaries of furloughed employees. The increase in gross profit included a favorable currency effect of approximately $166,000.

Operating Expenses:

Selling expenses for the six months 2021 increased $233,870 or 15.6% to $1,733,450 from $1,499,580 for the six months 2020. The lower amount for the six months 2020 reflected reduced selling-related expenses due to lower sales activity from the negative effect of COVID-19 primarily during the second quarter of 2020. Selling expenses were reduced $7,000 and $56,000 for the six months 2021 and 2020, respectively, from reimbursement through the CJRS for salaries of furloughed employees. The increase in selling expenses was partially offset by a $94,000 favorable currency effect.

General and administrative expenses for the six months 2021 increased $141,990 or 4.9% to $3,018,515 from $2,876,525 for the six months 2020. The increase was primarily due to higher employment related costs and the loss associated with the debt extinguishment. General and administrative expenses were reduced $4,000 and $20,000 for the six months 2021 and 2020, respectively, from reimbursement through the CJRS for salaries of furloughed employees. The increase in general and administrative expenses was partially offset by a favorable currency effect of $68,000.

Research and development expenses for the six months 2021 increased $153,366 or 30.3% to $659,423 from $506,057 for the six months 2020. The lower amount for the six months 2020 reflected reduced activities including fewer new trials due to the negative effect of COVID-19 primarily during the second quarter of 2020. Research and development expenses were reduced $7,000 and $76,000 for the six months 2021 and 2020, respectively, from reimbursement through the CJRS for salaries of furloughed employees. The increase in research and development expenses was partially offset by a $31,000 favorable currency effect.

Operating Loss:

Operating loss for the six months 2021 was $352,258 compared to $1,341,927 for the six months 2020. Operating losses in both periods were due to gross profit being less than operating expenses with the much greater loss in the six months 2020 reflecting the negative impact of COVID-19 primarily during the second quarter of 2020. The operating loss percentage was -0.9% of sales for the six months 2021 compared to -4.7% for the six months 2020.

Interest Expense:

Interest expense for the six months 2021 decreased $60,633 or 7.1% to $787,684 from $848,317 for the six months 2020. The decrease was primarily due to lower interest rates on LIBOR and prime during the six months 2021 and debt repayments.

Funding from Paycheck Protection Program:

Funding from the PPP of $2,000,000 (from the Second Draw PPP Loan) for the six months 2021 and $2,183,676 (from the First Draw PPP Loan) for the six months 2020, were the proceeds from the PPP loans that we used during those periods for allowable expenses under the PPP. As previously discussed, the First and Second Draw PPP Loans were forgiven in June 2021 and August 2021, respectively.

Other Income (Expense):

Other income for the six months 2021 was $165,359 compared to other expense of $(271,170) for the six months 2020. Included in other income (expense) are the currency gains and losses recognized on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros as these currencies fluctuated during the period.

Income Taxes:

We file income tax returns in the United States as a C-Corporation, and in several state jurisdictions and in the United Kingdom. Our U.S. operating subsidiary, Uniroyal, is a limited liability company (LLC) for federal and state income tax purposes and as such, its income, losses, and credits pass through to its members. We made the acquisition of Uniroyal through UEPH, a limited liability company, which issued preferred ownership interests to the sellers that provide for quarterly dividends. Uniroyal’s taxable income is allocated entirely to UEPH as its sole member and since it is a pass-through entity, this income less the dividends paid to the sellers of Uniroyal is reported on our tax return. The taxable income applicable to the dividends for the preferred ownership interests is reported to the sellers who report it on their respective individual tax returns.

We do not have a history of repatriating a significant portion of our foreign cash. However, if we decided to repatriate these foreign amounts to fund U.S. operations, we would not be required to pay any additional U.S. tax related to these amounts since we previously recorded a one-time transition tax on deemed repatriation of deferred foreign income.

The tax benefit for the six months 2021 was $206,623 compared to $292,823 for the six months 2020. The tax benefit for the six months 2021 and 2020 was principally attributable to the results of the U.S. operations.

Preferred Stock Dividend:

Pursuant to the terms of their acquisitions, the issuance of preferred ownership units/stock of UEP Holdings, LLC and UGEL were issued to the sellers. These preferred units have carried quarterly dividend requirements on a total value of $55,000,000 at rates ranging from 5.0% to 8.0%. The dividend rate on the Series B UEP Holdings preferred units which started at 5.5% increased by 0.5% on the anniversary of the issuance and is now at the maximum of 8.0%. Quarterly dividend payments have been deferred each quarter beginning with the dividends that were accrued for the three months ended December 29, 2019 through the dividends that were accrued for the three months ended July 4, 2021 in order to preserve cash and provide additional liquidity. As of July 4, 2021 and January 3, 2021, accrued dividends of $5,596,391 and $4,019,905, respectively, were included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Liquidity and Sources of Capital

Cash, as it is needed, is provided by using our lines of credit. These lines provide for a total borrowing commitment in excess of $30,000,000 subject to the underlying borrowing base specified in the agreements. Of the total outstanding borrowings of $17,397,346 at July 4, 2021, for the U.S. operations, $6.0 million of the lines bears interest at the Eurodollar rate plus 2.25% and $4.5 million bears interest at the Wells Fargo Capital Finance, LLC’s prime rate (3.25% at July 4, 2021), and for the U.K. operations, $6.9 million bears interest at the Bank of England Base Rate plus 2.25%-3.00%. The lines provided additional availability of approximately $2.0 million and, combined with UEP’s and UGL’s total cash balances, liquidity was approximately $3.1 million at July 4, 2021. We plan to use this availability and cash provided by operating activities to finance our cash needs for the remaining months of fiscal 2021 and future periods. The balances due under the lines of credit are recorded as current liabilities on the consolidated balance sheets.

Impacting the liquidity discussion above, in March of 2021, our U.S. operations received $2.0 million in funds through the Paycheck Protection Program administered by the United States Small Business Administration. As previously stated, this debt was forgiven in August 2021.

The ratio of current assets to current liabilities, including the amount due under our lines of credit, was 0.88 at July 4, 2021 and 0.89 at January 3, 2021.

Cash balances decreased $566,071 before the effects of currency translation of $24,968, to $1,115,779 at July 4, 2021 from $1,656,882 at January 3, 2021. Of the above noted amounts, $94,667 and $1,621,692 were held outside the U.S. by our foreign subsidiaries as of July 4, 2021 and January 3, 2021, respectively.

Cash used in operations was $1,415,663 for the six months 2021 compared to cash provided by operations of $5,752,683 for the six months 2020. For the six months 2021, cash used in operations was primarily due to changes in working capital of $(1,850,065), adjustments for non-cash items of $(780,125) and changes in other assets and liabilities of $(17,513) offset by net income of $1,232,040. For the six months 2020, cash provided by operations was primarily due to changes in working capital of $7,017,139 and net income of $15,085 offset by adjustments for non-cash items of $(1,255,414) and changes in other assets and liabilities of $(24,127).

Cash used in investing activities was $464,073 for the six months 2021 compared to $919,610 for the six months 2020. During 2021 and 2020, cash used in investing activities was principally for purchases of machinery and equipment at our manufacturing locations and payments made for company-owned key man life insurance premiums.

For the six months 2021, cash provided by financing activities was $1,313,665 compared to cash used in financing activities of $4,085,134 for the six months 2020. Impacting cash flows from financing activities for the six months 2021 and 2020 were proceeds from issuance of long-term debt of $2,000,000 and $2,217,500, respectively, through the Paycheck Protection Program. Also impacting cash flows from financing activities for the six months 2021 and 2020 were net advances on lines of credit of $376,351 and net payments of $4,685,592, respectively. The changes in the lines of credit reflect the funding of working capital. Payments of $694,065 and $856,442 were also made during the six months 2021 and 2020, respectively, on long-term debt (excluding debt extinguishment) and finance lease liabilities. For the six months 2021, payments were $1,489,800 and proceeds were $2,333,683 relating to the extinguishment of existing long-term debt and recognition of new long-term debt, respectively, while payments were $7,395,719 and proceeds were $6,579,847 relating to the extinguishment of an existing line of credit and recognition of a new line of credit, respectively. Also included for the six months 2021 were payments for capitalized debt issuance costs of $342,653. For the six months 2020, payments of $575,000 were made on subordinated secured promissory notes to our majority shareholder. Proceeds of $200,000 were received from a short-term advance from our majority shareholder during the first six months of 2020 which was repaid in the same period.

Our credit agreements contain customary affirmative and negative covenants. We were in compliance with our debt covenants as of July 4, 2021 and through the date of filing of this report.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 4, 2021 and concluded that our disclosure controls and procedures were effective as of July 4, 2021.

Changes in Internal Controls over Financial Reporting

During the six months ended July 4, 2021, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit No.	Description

31.1 *	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a)
31.2 *	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a)
32.1 *	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350
32.2 *	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350
101	Inline Interactive Data File
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.CAL * +	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF * +	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB * +	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE * +	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH * +	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_______________

*	Filed herewith.

+	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Dated: August 17, 2021	By:	/s/ Howard R. Curd
Howard R. Curd Chief Executive Officer

Dated: August 17, 2021	By:	/s/ Edmund C. King
Edmund C. King Chief Financial Officer