Form 10-Q
period 2021-10-03
UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.
filed 2021-11-16
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2021
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

As of November 9, 2021, the issuer had 3,412,186 shares of ordinary Common Stock, $0.001 par value, and 323,820 shares of Class B Common Stock, $0.001 par value, outstanding.

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

Part 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Uniroyal Global Engineered Products, Inc.

Consolidated Balance Sheets

	(Unaudited)

ASSETS	October 3, 2021	January 3, 2021
CURRENT ASSETS
Cash and cash equivalents	$633,833	$1,656,882
Accounts receivable, net	10,102,981	10,114,819
Inventories, net	20,257,905	17,952,850
Other current assets	2,359,596	1,841,153
Related party receivable	41,263	907
Total Current Assets	33,395,578	31,566,611

PROPERTY AND EQUIPMENT, NET	17,191,409	18,491,122
OPERATING LEASE RIGHT-OF-USE ASSETS, NET	5,781,541	6,242,736

OTHER ASSETS
Intangible assets	3,352,407	3,388,357
Goodwill	1,079,175	1,079,175
Other long-term assets	5,394,829	4,679,990
Total Other Assets	9,826,411	9,147,522
TOTAL ASSETS	$66,194,939	$65,447,991

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued in excess of bank balance	$96,921	$275,297
Lines of credit	17,807,174	17,760,583
Current maturities of long-term debt	2,915,352	1,432,301
Current maturities of finance lease liabilities	240,257	257,298
Accounts payable	7,621,352	7,344,785
Accrued expenses and other liabilities	4,753,242	7,987,333
Current maturities of related party finance lease liabilities	162,662	149,366
Current portion of postretirement benefit liability - health and life	162,977	162,977
Total Current Liabilities	33,759,937	35,369,940

LONG-TERM LIABILITIES
Long-term debt, less current portion	6,188,313	7,338,762
Finance lease liabilities, less current portion	66,649	235,116
Operating lease liabilities, less current portion	5,518,920	5,893,268
Related party finance lease liabilities, less current portion	2,385,925	2,504,404
Long-term debt to related parties	4,216,566	4,216,566
Postretirement benefit liability - health and life, less current portion	2,672,936	2,713,585
Other long-term liabilities	681,391	807,190
Total Long-Term Liabilities	21,730,700	23,708,891
Total Liabilities	55,490,637	59,078,831

STOCKHOLDERS' EQUITY
Preferred units, Series A UEP Holdings, LLC, 20,000,000 units authorized; 200,000 units issued and outstanding ($100 issue price)	617,571	617,571
Preferred units, Series B UEP Holdings, LLC, 15,000,000 units authorized; 150,000 units issued and outstanding ($100 issue price)	463,179	463,179
Preferred stock, Uniroyal Global (Europe) Limited, 50 shares issued and outstanding ($1.51 stated value)	75	75
Common stock, 95,000,000 shares authorized ($.001 par value) 3,736,006 shares issued and outstanding as of October 3, 2021 and January 3, 2021	3,736	3,736
Additional paid-in capital	35,290,590	35,290,590
Accumulated deficit	(24,340,546)	(28,734,670)
Accumulated other comprehensive loss	(1,330,303)	(1,271,321)
Total Stockholders' Equity	10,704,302	6,369,160
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$66,194,939	$65,447,991

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended

	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020

NET SALES	$16,385,914	$15,171,898	$56,031,150	$43,528,393

COST OF GOODS SOLD	14,430,915	13,114,967	49,017,021	37,931,227

Gross Profit	1,954,999	2,056,931	7,014,129	5,597,166

OPERATING EXPENSES:
Selling	681,397	778,699	2,414,847	2,278,279
General and administrative	1,555,660	1,957,486	4,574,175	4,834,011
Research and development	307,283	198,182	966,706	704,239
OPERATING EXPENSES	2,544,340	2,934,367	7,955,728	7,816,529

Operating Loss	(589,341)	(877,436)	(941,599)	(2,219,363)

OTHER INCOME (EXPENSE):
Interest expense	(430,177)	(367,454)	(1,217,861)	(1,215,771)
Funding from Paycheck Protection Program	-	33,824	2,000,000	2,217,500
Other (expense) income	(7,381)	85,753	157,978	(185,417)
Net Other (Expense) Income	(437,558)	(247,877)	940,117	816,312

LOSS BEFORE TAX BENEFIT	(1,026,899)	(1,125,313)	(1,482)	(1,403,051)

TAX BENEFIT	(202,925)	(111,318)	(409,548)	(404,141)

NET (LOSS) INCOME	(823,974)	(1,013,995)	408,066	(998,910)

Extinguishment of preferred stock dividend payable	6,158,311	-	6,158,311	-
Preferred stock dividend	(539,866)	(808,638)	(2,172,253)	(2,396,479)

NET INCOME (LOSS) ALLOCABLE TO COMMON SHAREHOLDERS	$4,794,471	$(1,822,633)	$4,394,124	$(3,395,389)

EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$1.28	$(0.49)	$1.18	$(0.91)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	3,736,006	3,736,006	3,736,006	3,736,006

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020

NET (LOSS) INCOME	$(823,974)	$(1,013,995)	$408,066	$(998,910)

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment	(103,348)	235,736	(58,982)	(112,180)
OTHER COMPREHENSIVE (LOSS) INCOME	(103,348)	235,736	(58,982)	(112,180)

COMPREHENSIVE (LOSS) INCOME	(927,322)	(778,259)	349,084	(1,111,090)

Extinguishment of preferred stock dividend payable	6,158,311	-	6,158,311	-
Preferred stock dividend	(539,866)	(808,638)	(2,172,253)	(2,396,479)

COMPREHENSIVE INCOME (LOSS) TO COMMON SHAREHOLDERS	$4,691,123	$(1,586,897)	$4,335,142	$(3,507,569)

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

									Additional		Accumulated Other	Total
	UEPH Series A		UEPH Series B		UGEL Preferred		Common Stock		Paid In	Accumulated	Comprehensive	Stockholders'
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
For the Three Months Ended October 4, 2020
Balance July 5, 2020	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$3,736	$35,290,590	$(25,873,959)	$(1,645,355)	$8,855,837
Net loss	-	-	-	-	-	-	-	-	-	(1,013,995)	-	(1,013,995)
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	235,736	235,736
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(808,638)	-	(808,638)
Balance October 4, 2020	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$3,736	$35,290,590	$(27,696,592)	$(1,409,619)	$7,268,940

For the Three Months Ended October 3, 2021
Balance July 4, 2021	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$3,736	$35,290,590	$(29,135,017)	$(1,226,955)	$6,013,179
Net income	-	-	-	-	-	-	-	-	-	(823,974)	-	(823,974)
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(103,348)	(103,348)
Extinguishment of preferred stock dividend payable	-	-	-	-	-	-	-	-	-	6,158,311	-	6,158,311
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(539,866)	-	(539,866)
Balance October 3, 2021	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$3,736	$35,290,590	$(24,340,546)	$(1,330,303)	$10,704,302

For the Nine Months Ended October 4, 2020
Balance December 29, 2019	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$18,680	$35,275,646	$(24,301,203)	$(1,297,439)	$10,776,509
Net income	-	-	-	-	-	-	-	-	-	(998,910)	-	(998,910)
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(112,180)	(112,180)
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(2,396,479)	-	(2,396,479)
Adjustment for a 1-for-5 reverse stock split	-	-	-	-	-	-	-	(14,944)	14,944	-	-	-
Balance October 4, 2020	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$3,736	$35,290,590	$(27,696,592)	$(1,409,619)	$7,268,940

For the Nine Months Ended October 3, 2021
Balance January 3, 2021	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$3,736	$35,290,590	$(28,734,670)	$(1,271,321)	$6,369,160
Net income	-	-	-	-	-	-	-	-	-	408,066	-	408,066
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	(58,982)	(58,982)
Extinguishment of preferred stock dividend payable	-	-	-	-	-	-	-	-	-	6,158,311	-	6,158,311
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(2,172,253)	-	(2,172,253)
Balance October 3, 2021	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$3,736	$35,290,590	$(24,340,546)	$(1,330,303)	$10,704,302

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES	October 3, 2021	October 4, 2020

Net income (loss)	$408,066	$(998,910)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1,814,134	1,757,012
Deferred tax benefit	(409,548)	(406,113)
Amortization of debt issuance costs	29,125	-
Amortization of intangible assets	19,899	11,250
Loss on disposal of property and equipment	33,404	3,871
Funding from Paycheck Protection Program recognized as income	(2,000,000)	(2,217,500)
Deferred interest on loan from Main Street Lending Program	63,589	-
Loss on debt extinguishment	64,768	-
Noncash lease adjustment	72,420	66,591
Changes in assets and liabilities:
Accounts receivable	6,873	1,862,403
Inventories	(2,388,568)	1,029,195
Other current assets	(542,098)	(99,857)
Related party receivable	(40,356)	(37,556)
Other long-term assets	18,256	(5,492)
Accounts payable	289,208	(784,890)
Accrued expenses and other liabilities	782,789	803,544
Postretirement benefit liability - health and life	(40,649)	(16,899)
Other long-term liabilities	(5,139)	-
Cash (used in) provided by operating activities	(1,823,827)	966,649

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(609,047)	(1,200,045)
Payments on life insurance policies, net of proceeds from policy loans	(134,678)	28,787
Cash used in investing activities	(743,725)	(1,171,258)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in checks issued in excess of bank balance	(178,376)	(184,181)
Payments on line of credit relating to debt extinguishment	(7,379,356)	-
Advances on line of credit relating to debt extinguishment	6,565,288	-
Net advances (payments) on lines of credit - other	892,278	(1,913,809)
Payments on long-term debt relating to debt extinguishment	(1,486,504)	-
Payments on long-term debt - other	(719,957)	(899,690)
Proceeds from issuance of long-term debt - Paycheck Protection Program	2,000,000	2,217,500
Proceeds from issuance of long-term debt - automotive lenders	137,815	1,519,861
Proceeds from issuance of long-term debt relating to debt extinguishment	2,328,520	-
Payments for capitalized debt issuance costs	(341,895)	-
Payments on finance lease liabilities	(197,579)	(289,948)
Proceeds from finance lease liabilities	11,986	-
Proceeds from related party obligations	-	983,958
Payments on related party obligations	(105,183)	(968,801)
Cash provided by financing activities	1,527,037	464,890
Net change in cash and cash equivalents	(1,040,515)	260,281
Cash and cash equivalents - beginning of period	1,656,882	513,588
Effects of currency translation on cash and cash equivalents	17,466	(5,995)

CASH AND CASH EQUIVALENTS - END OF PERIOD	$633,833	$767,874

See Note 2 for noncash transactions and supplemental disclosure of cash flow information.

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

October 3, 2021

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

The results of operations for the interim period ended October 3, 2021 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended January 3, 2021, which are contained in the Company’s 2020 Annual Report on Form 10-K.

The Company and its subsidiaries use a 52/53-week fiscal year ending on the Sunday nearest to December 31. The current year ending January 2, 2022 is a 52-week year whereas the prior year ended January 3, 2021 was a 53-week year. The Company’s U.K. subsidiaries use the calendar year end of December 31. The activity of the U.K. subsidiaries that occurs on the days that do not coincide with the Company’s year-end is not material. Both the three months ended October 3, 2021 and October 4, 2020 were 13-week periods while the nine months ended October 3, 2021 was a 39-week period and the nine months ended October 4, 2020 was a 40-week period.

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of October 3, 2021 and the results of operations, comprehensive income (loss) and cash flows for the interim periods ended October 3, 2021 and October 4, 2020.

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

Coronavirus

The current coronavirus pandemic (“COVID-19”) has had an impact on markets the Company serves and its operations. Since COVID-19 is a continually evolving situation, the Company cannot predict the long-term impact it will have on the economy or the Company’s business. The impact could have a material adverse effect on the Company’s financial position, results of operations and cash flows, which may require the Company to obtain additional financing. The Company continues to pursue supplementary cash flow opportunities, as discussed briefly below and in more detail in Notes 8 – 10.

Through the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”) under the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”), the Company’s U.S. operations received $2,000,000 (“Second Draw PPP Loan”) and $2,217,500 (“First Draw PPP Loan”) in March 2021 and in April 2020, respectively, in funds from One Community Bank. The Company used all proceeds from these PPP loans for allowable expenses (as defined in the PPP loans) and applied for forgiveness of the PPP loans in accordance with the terms of the CARES Act. In June 2021 and August 2021, the Company was notified that all of its First and Second Draw PPP Loans, respectively, were forgiven. See Note 9 for further discussion.

For the U.K. operations, during the third quarter of 2021 and 2020, the Company recorded reimbursed costs of approximately $49,000 and $474,000, respectively, and during the first nine months of 2021 and 2020 the Company recorded reimbursed costs of approximately $150,000 and $1,560,000, respectively, under the Coronavirus Job Retention Scheme (“CJRS”) set up by the U.K. government to help employers pay the salaries of those employees who would otherwise have been laid off during the coronavirus outbreak but under the CJRS were furloughed instead. The much lower reimbursed costs for the third quarter and first nine months of 2021 reflected that employees were furloughed significantly less than in the same periods of 2020. This program reimbursed the Company for up to 80% of the compensation expense plus national insurance and certain benefits paid to the furloughed employees, resulting in lower salary expense for the Company. While the employees were on furlough, the compensation paid to them was limited to the amount reimbursed by the CJRS. The Company recorded the reimbursed amounts as reductions to the associated expenses.

Also for the U.K. operations, in June 2021 its bank lending facilities with Lloyds Bank Commercial Finance Limited (“Lloyds”) were refinanced with PNC Business Credit (“PNC”). PNC provided the Company additional availability by expanding its borrowing base to include eligible equipment. See Notes 8 and 9 for further discussion.

Additionally, quarterly preferred dividend payments on UEPH Series A and Series B preferred units and UGEL preferred stock (collectively “preferred shares”) were deferred beginning with the three months ended December 29, 2019 through the three months ended October 3, 2021. During the third quarter of 2021, the owners of these preferred shares (“preferred shareholders”) agreed to an amendment to the documents that govern the dividends (“amended documents”) whereby the accrued dividends were forgiven. In addition, under the amended documents the preferred shareholders are no longer entitled to a quarterly dividend until such time as the Company declares a dividend payable.

The Company accounted for the dividend forgiveness as an extinguishment of debt between related parties per Accounting Standards Codification (“ASC”) 470, “Debt”. As a result, the total balance of accrued dividends of approximately $6,100,000 was derecognized as of October 3, 2021. The amendments to remove the entitlement of a quarterly 5%, 8% and €221,241 (approximately $265,000) dividend (“entitlement amendments”) relating to the preferred shares were considered not significant and, therefore, were considered a modification rather than an extinguishment per ASC 470. The entitlement amendments were considered not significant since the change in the fair values of the preferred shares after the amendments compared to the fair values of the preferred shares immediately before the amendments was less than 10% as management determined that the entitlement amendments resulted in a reduction of fair value of the preferred shares. Per ASC 718, “Compensation – Stock Compensation”, the reduction of fair value of the preferred shares in this modification had no accounting impact (i.e., recognition of a gain).

Legal Proceedings

On October 1, 2020, the Health and Safety Executive (“HSE”), the government agency responsible for the enforcement of health and safety law in the U.K., charged our U.K. subsidiary, Uniroyal Global Limited, with an offense under the Health and Safety at Work etc. Act 1974 arising from an August 2019 incident in which an employee was injured in the course of his employment.

The Company fully cooperated with the HSE investigation and negotiated a plea based on legal advice provided to it. Per this legal advice, the Company believed that £150,000 ($193,000) was a reasonable estimate of the fine to be imposed and, accordingly, recorded an accrual for this charge in 2020.

In April 2021, a fine of £120,000 ($166,026) was imposed on the Company related to this matter. At the end of the second quarter of 2021, the Company began making monthly payments for this fine in order to have it paid in full by the October 2022 due date. The accrual related to the fine was £91,856 ($124,401) and £150,000 ($204,737) as of October 3, 2021 and January 3, 2021, respectively, and was included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. In addition, a fee of £5,463 ($7,558) to reimburse the HSE for legal expenses was paid in May 2021.

2.Noncash Transactions and Supplemental Disclosure of Cash Flow Information

Quarterly preferred dividend payments on UEPH Series A and Series B preferred units and UGEL preferred stock (collectively “preferred shares”) were deferred beginning with the three months ended December 29, 2019 through the three months ended October 3, 2021. During the third quarter of 2021, the owners of these preferred shares agreed to an amendment to the documents that govern the dividends whereby the accrued dividends were forgiven. As a result, the total balance of accrued dividends of approximately $6,100,000 was derecognized as of October 3, 2021.

For the nine months 2021, the Company made payments of $134,678 on its company owned life insurance policies. During the third quarter of 2020, the Company obtained $130,000 in loans against the cash value of its company owned life insurance policies and are shown net of payments of $101,213 on the life insurance policies in the consolidated statements of cash flows. These loans have a weighted average interest rate of 3.65% and can be repaid at any time.

The following is supplemental disclosure of cash paid for the nine months ended:

	October 3, 2021	October 4, 2020

Interest	$1,138,425	$1,272,124

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

For the nine months ended October 3, 2021, there have been no changes in the application of valuation methods applied to similar assets and liabilities.

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

5.Inventories

Inventories consist of the following:

	October 3, 2021	January 3, 2021

Raw materials	$7,436,695	$5,193,919
Work-in-process	5,017,046	4,281,035
Finished goods	10,113,997	10,594,088
	22,567,738	20,069,042
Less: Allowance for inventory obsolescence	(2,309,833)	(2,116,192)

Total Inventories, net	$20,257,905	$17,952,850

6.Other Long-term Assets

Other long-term assets consist of the following:

	October 3, 2021	January 3, 2021

Deferred tax asset, net	$4,364,830	$4,072,184
Life insurance policies, net of policy loans	320,160	185,482
Debt issuance costs	306,157	-
Other	403,682	422,324

Total Other Long-term Assets	$5,394,829	$4,679,990

7.Other Long-term Liabilities

Other long-term liabilities consist of the following:

	October 3, 2021	January 3, 2021

Deferred tax liability	$680,476	$801,136
Other	915	6,054

Total Other Long-term Liabilities	$681,391	$807,190

8.Lines of Credit

The Company's Uniroyal subsidiary has available a $15,000,000 revolving line of credit financing agreement with Wells Fargo Capital Finance, LLC (“Uniroyal Line of Credit”), which matures on June 15, 2023. Interest is payable monthly at the Eurodollar rate plus 2.25% or Wells Fargo Capital Finance, LLC's prime rate (“WF Prime”) at the Company's election on outstanding balances up to $6,000,000 and WF Prime on amounts in excess of $6,000,000. The effective interest rate including unused facility fees was 3.25% as of October 3, 2021. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable, inventories and equipment. The line of credit is secured by substantially all of Uniroyal's assets and includes certain financial and restrictive covenants. The Company was in compliance with these covenants as of October 3, 2021.

The outstanding balance on the Uniroyal Line of Credit was $10,934,201 and $9,204,572 as of October 3, 2021 and January 3, 2021, respectively. The Company has classified the outstanding balance on this line of credit within current liabilities in the accompanying consolidated balance sheets. Based upon eligible accounts receivable, inventories and equipment at October 3, 2021, the Uniroyal Line of Credit provided additional availability of approximately $536,000 and, combined with its total cash balance of $411,928, Uniroyal had liquidity of approximately $948,000 as of October 3, 2021.

In June 2021, UGL’s bank lending facilities with Lloyds Bank Commercial Finance Limited (“Lloyds”), including its revolving line of credit (“Old UGL Line of Credit”), were refinanced with PNC Business Credit (“PNC”). PNC provided the Company additional availability by expanding its borrowing base to include eligible equipment. This transaction was accounted for as a debt extinguishment per ASC 470, “Debt”, under which the existing Lloyds debt was derecognized and the new PNC debt was recorded at fair value. A loss of £46,813 ($64,768) was recognized on this transaction and is recorded in general and administrative expenses in the consolidated statement of operations for the nine months ended October 3, 2021. Debt issuance costs of £247,114 ($341,895) related to this transaction were capitalized. These capitalized costs are being amortized over 36 months. The balance of these debt issuance costs was £226,063 ($306,157) as of October 3, 2021. The Company has classified these debt issuance costs within other long-term assets in the accompanying consolidated balance sheet.

UGL has available £11,000,000 (approximately $14.9 million) under the revolving line of credit financing agreement with PNC Business Credit (‘‘New UGL Line of Credit”), which is subject to a three-month notice by either party after a minimum term of three years. Interest is payable monthly at the Bank of England Base Rate (“BoE Base”) plus 2.25%-3.00%. The effective interest rate was 2.54% as of October 3, 2021. Borrowings on the New UGL Line of Credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable, inventories and equipment. The line of credit is secured by substantially all of UGL's assets and includes certain financial and restrictive covenants. The Company was in compliance with these covenants as of October 3, 2021.

The outstanding balance on the New UGL Line of Credit was £5,074,919 ($6,872,973) as of October 3, 2021 and on the Old UGL Line of Credit was £6,268,526 ($8,556,011) as of January 3, 2021. The Company has classified the outstanding balance on its line of credit within current liabilities in the accompanying consolidated balance sheets. Based upon eligible accounts receivable, inventories and equipment at October 3, 2021, the New UGL Line of Credit provided additional availability of approximately $227,000 and, combined with its total cash balance of $216,524, UGL had liquidity of approximately $444,000 as of October 3, 2021.

9.Long-term Debt

Long-term debt consists of the following:

	Interest Rate	October 3, 2021	January 3, 2021

Notes Payable
Wells Fargo Capital Finance, LLC	WF Prime	$523,667	$785,501
Lloyds Bank Commercial Finance Limited (1)	4.43%	-	51,905
Lloyds Bank Commercial Finance Limited (1)	4.87%	-	156,422
Automotive lenders (2)	0.0%	3,378,148	3,268,664
Wells Fargo Capital Finance, LLC	LIBOR+3.00%	2,495,942	2,432,353
		6,397,757	6,694,845
Equipment Financing Obligations
Kennet Equipment Leasing Limited	10.90%	-	23,960
Regents Capital Corporation	6.20%-7.24%	426,618	678,329
Lloyds Bank Commercial Finance Limited (1)	3.95%	-	1,373,929
PNC Business Credit (1)	BoE Base + 3.00%	2,279,290	-
		2,705,908	2,076,218
Total		9,103,665	8,771,063
Less: Current portion		(2,915,352)	(1,432,301)
Long-term Portion		$6,188,313	$7,338,762

(1)

In June 2021, UGL’s long-term debt with Lloyds Bank Commercial Finance Limited was refinanced with PNC Business Credit. The loan is payable in monthly principal installments of £33,000 ($45,657) beginning January 2022 with the remaining principal due May 2024. The loan is secured by certain equipment.

(2)

In September 2021, the Company received $137,815 related to the second installment of loans from the automotive lenders per the original loan agreement. The remainder of the second installment of loans of approximately $260,000 was received in October 2021. These amounts are due to be repaid in the first quarter of 2023. In addition, the amounts due to be repaid at the end of the third and fourth quarters of 2021 (each approximately $162,500) from the first installment of loans from the automotive lenders were deferred until the third and fourth quarters of 2022, respectively.

Paycheck Protection Program Loans

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

All or a portion of the loans may be forgiven by the SBA for costs the Company incurred for payroll, rent, utilities and all other allowable expenses during the 24-week period that began March 1, 2021 for the Second Draw PPP Loan and April 13, 2020 for the First Draw PPP Loan. The Company used all proceeds from the loans to maintain payroll and make payments for lease, utility and other allowable expenses. In accordance with International Accounting Standards (“IAS”) 20, “Accounting for Government Grants and Disclosure of Government Assistance,” the Company recognized the funding from the PPP as grant income of $2,000,000 for the nine months ended October 3, 2021 and $33,824 and $2,217,500 for the three and nine months ended October 4, 2020, respectively. These amounts are included as a component of net other income (expense) in the consolidated statements of operations.

In June 2021 and August 2021, the Company was notified that all of its First and Second Draw PPP Loans, respectively, were forgiven.

10.Related Party Obligations

Long-term debt to related parties consists of the following:

	Interest Rate	October 3, 2021	January 3, 2021

Senior subordinated promissory note	9.25%	$2,000,000	$2,000,000
Senior secured promissory note	10.00%	765,655	765,655
Subordinated secured promissory note	8.00%	225,000	225,000
Subordinated secured promissory note	0.00%	1,225,911	1,225,911
Long-term debt to related parties		$4,216,566	$4,216,566

The above notes were issued to the Company’s majority shareholder. The first three notes above were amended on March 26, 2021 to change the maturity date to January 15, 2023. No other terms of the notes were changed. Interest expense on these notes was $254,894 and $239,982 for the nine months ended October 3, 2021 and October 4, 2020, respectively. Accrued interest related to these notes of $23,786 and $47,573 was included in accrued expenses and other liabilities in the accompanying consolidated balance sheets as of October 3, 2021 and January 3, 2021, respectively.

For the nine months 2020, proceeds of $783,958 were received from and payments of $675,000 were made on subordinated secured promissory notes to our majority shareholder. Proceeds of $200,000 were received from a short-term advance from our majority shareholder during the first nine months of 2020 which was repaid in the same period.

The Company has finance leases under which it leases its main U.S. manufacturing facility and certain other property from a related party lessor entity that is owned by the Company’s majority shareholder. These related party finance leases expire at various dates from October 2023 through October 2033. The Company has security deposits aggregating $267,500 held by the lessor entity. There were no new right-of-use assets obtained in exchange for related party finance lease obligations for the three and nine months ended October 3, 2021 and October 4, 2020.

The components of lease expense for the related party finance leases for the three and nine months ended October 3, 2021 and October 4, 2020 are as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
Finance lease expense:
Amortization of right-of-use assets	$41,794	$41,794	$125,382	$125,382
Interest on lease liabilities	100,281	104,685	306,126	315,993
Total finance lease expense	$142,075	$146,479	$431,508	$441,375

Cash paid for amounts included in the measurement of related party finance lease liabilities for the three and nine months ended October 3, 2021 and October 4, 2020 are as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
Operating cash flows from finance leases	$100,281	$104,685	$306,126	$315,993
Financing cash flows from finance leases	$35,827	$31,914	$105,183	$93,801

Supplemental balance sheet and other information regarding related party finance leases are as follows:

	October 3, 2021	January 3, 2021
Finance leases:
Property and equipment, net	$1,915,299	$2,040,681
Current maturities of finance lease liabilities	$162,662	$149,366
Finance lease liabilities, less current portion	2,385,925	2,504,404
Total finance lease liabilities	$2,548,587	$2,653,770
Weighted average remaining lease term	10.7 years	11.2 years
Weighted average discount rate	16.90%	16.77%

Maturities of related party finance lease liabilities as of October 3, 2021 are as follows:

Totals
Due in one year or less	$561,911
Due after one year through two years	557,862
Due after two years through three years	478,381
Due after three years through four years	471,228
Due after four years through five years	475,437
Thereafter	3,234,403
Total lease payments	5,779,222
Less: Interest	(3,230,635)
Total related party finance lease liabilities	$2,548,587

Quarterly preferred dividend payments on preferred units and preferred stock (collectively “preferred shares”) were deferred beginning with the three months ended December 29, 2019 through the three months ended October 3, 2021. During the third quarter of 2021, the owners of the preferred shares (“preferred shareholders”) agreed to an amendment to the documents that govern the dividends (“amended documents”) whereby the accrued dividends were forgiven. As a result, the total balance of accrued dividends of approximately $6,100,000 was derecognized as of October 3, 2021. In addition, under the amended documents the preferred shareholders are no longer entitled to a quarterly dividend until such time as the Company declares a dividend payable. The preferred shares are primarily owned by the Company’s majority shareholder. See Note 1 for further discussion.

11.Leases

The Company has operating leases for equipment and office facilities and finance leases for equipment. These leases expire at various dates from October 2021 through March 2039. Operating leases are included in operating lease right-of-use assets, accrued expenses and other liabilities, and operating lease liabilities in the accompanying consolidated balance sheets. Finance leases are included in property and equipment, current maturities of finance lease liabilities, and finance lease liabilities, less current portion in the accompanying consolidated balance sheets. For the three and nine months ended October 3, 2021, there were $11,986 of new right-of-use assets obtained in exchange for finance lease obligations and $0 obtained in exchange for operating lease obligations. There were no new right-of-use assets obtained in exchange for lease obligations for the three and nine months ended October 4, 2020.

The components of lease expense for the three and nine months ended October 3, 2021 and October 4, 2020 are as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020

Operating lease expense	$256,638	$249,069	$763,344	$746,045

Finance lease expense:
Amortization of right-of-use assets	$18,037	$49,803	$62,662	$158,658
Interest on lease liabilities	3,650	7,090	13,302	24,441
Total finance lease expense	$21,687	$56,893	$75,964	$183,099

Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended October 3, 2021 and October 4, 2020 are as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020

Operating cash flows from operating leases	$336,853	$249,920	$815,983	$670,267
Operating cash flows from finance leases	$3,650	$7,090	$13,302	$24,441
Financing cash flows from finance leases	$60,062	$71,720	$197,579	$289,948

Supplemental balance sheet and other information related to operating leases are as follows:

	October 3, 2021	January 3, 2021
Operating leases:
Operating lease right-of-use assets, net	$5,781,541	$6,242,736
Accrued expenses and other liabilities	$423,720	$440,386
Operating lease liabilities, less current portion	5,518,920	5,893,268
Total operating lease liabilities	$5,942,640	$6,333,654
Weighted average remaining lease term	15.6 years	15.7 years
Weighted average discount rate	7.33%	7.26%

Supplemental balance sheet and other information related to finance leases are as follows:

	October 3, 2021	January 3, 2021
Finance leases:
Property and equipment, net	$929,318	$1,084,394
Current maturities of finance lease liabilities	$240,257	$257,298
Finance lease liabilities, less current portion	66,649	235,116
Total finance lease liabilities	$306,906	$492,414
Weighted average remaining lease term	1.3 years	1.8 years
Weighted average discount rate	4.68%	4.56%

Maturities of operating and finance lease liabilities as of October 3, 2021 are as follows:

	Operating Leases	Finance Leases
Due in one year or less	$845,016	$249,718
Due after one year through two years	730,981	59,096
Due after two years through three years	544,702	4,823
Due after three years through four years	527,972	3,000
Due after four years through five years	527,972	2,752
Thereafter	7,358,883	-
Total lease payments	10,535,526	319,389
Less: Interest	(4,592,886)	(12,483)
Total	$5,942,640	$306,906

12.Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the three months ended October 3, 2021 and October 4, 2020 were as follows:

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustment	Total

Balance at July 5, 2020	$5,694	$(1,651,049)	$(1,645,355)

Other comprehensive income	-	235,736	235,736

Balance at October 4, 2020	$5,694	$(1,415,313)	$(1,409,619)

Balance at July 4, 2021	$(154,662)	$(1,072,293)	$(1,226,955)

Other comprehensive loss	-	(103,348)	(103,348)

Balance at October 3, 2021	$(154,662)	$(1,175,641)	$(1,330,303)

The changes in accumulated other comprehensive loss for the nine months ended October 3, 2021 and October 4, 2020 were as follows:

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustment	Total

Balance at December 29, 2019	$5,694	$(1,303,133)	$(1,297,439)

Other comprehensive loss	-	(112,180)	(112,180)

Balance at October 4, 2020	$5,694	$(1,415,313)	$(1,409,619)

Balance at January 3, 2021	$(154,662)	$(1,116,659)	$(1,271,321)

Other comprehensive loss	-	(58,982)	(58,982)

Balance at October 3, 2021	$(154,662)	$(1,175,641)	$(1,330,303)

13.Income (Loss) per Common Share

The calculations of diluted earnings per share for the three and nine months ended October 3, 2021 excluded options (as provided under the Company’s 2015 Stock Option Plan) to purchase 133,050 shares of common stock because the options’ weighted average exercise price of $14.04 per share was greater than the average market prices of the common shares. Due to the net loss allocable to common shareholders for the three and nine months ended October 4, 2020, the calculations of basic and diluted loss per share were the same since including options to purchase shares of the Company’s common stock in the calculations of diluted loss per share would have been anti-dilutive. However, if diluted earnings per share had been reported for the three and nine months ended October 4, 2020, the calculations would have excluded options to purchase 151,800 shares of common stock because the options’ weighted average exercise price of $14.02 per share was greater than the average market prices of the common shares.

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

The following table sets forth revenue disaggregated by the Company’s automotive and industrial sectors for the three and nine months ended October 3, 2021 and October 4, 2020:

	Three Months Ended		Nine Months Ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
Revenue by sector:
Automotive	$8,710,220	$9,064,735	$32,867,633	$24,866,376
Industrial	7,675,694	6,107,163	23,163,517	18,662,017
Total Revenue	$16,385,914	$15,171,898	$56,031,150	$43,528,393

The following table sets forth revenue disaggregated by the geographic locations of the Company’s customers for the three and nine months ended October 3, 2021 and October 4, 2020:

	Three Months Ended		Nine Months Ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
Revenue by customer location:
North America	$9,347,903	$7,562,196	$29,245,296	$23,714,242
Europe	6,083,425	6,529,779	23,564,685	17,139,460
Asia	754,881	885,984	2,763,902	2,214,264
Other	199,705	193,939	457,267	460,427
Total Revenue	$16,385,914	$15,171,898	$56,031,150	$43,528,393

15.Subsequent Events

The Company has evaluated subsequent events occurring through November 16, 2021 for events requiring recording or disclosure in the October 3, 2021 consolidated financial statements. As previously stated, in October 2021 the Company received approximately $260,000 as part of the second installment of loans from automotive lenders per the original loan agreement. These amounts are due to be repaid in the first quarter of 2023.

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

Overview:

We and our subsidiaries use a 52/53-week fiscal year ending on the Sunday nearest to December 31. The current year ending January 2, 2022 is a 52-week year whereas the prior year ended January 3, 2021 was a 53-week year. Our U.K. subsidiaries use the calendar year end of December 31. The activity of the U.K. subsidiaries that occurs on the days that do not coincide with our year-end is not material. Both the three months ended October 3, 2021 and October 4, 2020 were 13-week periods while the nine months ended October 3, 2021 was a 26-week period and the nine months ended October 4, 2020 was a 27-week period.

Our Earby, England operation’s functional currency is the British Pound Sterling (“Pound Sterling”) and has sales and purchases transactions that are denominated in currencies other than the Pound Sterling, principally the Euro. Approximately 30% of our global revenues and 33% of our global raw material purchases are derived from these Euro transactions.

The average year-to-date exchange rate for the Pound Sterling to the U.S. Dollar was approximately 8.8% higher and the average exchange rate for the Euro to the Pound Sterling was approximately 2.4% lower in 2021 compared to 2020. These exchange rate changes had the effect of increasing net sales by approximately $1,841,000 for the nine months ended October 3, 2021. The overall currency effect on our net income was a negative amount of approximately $148,000 for the nine months ended October 3, 2021.

The current coronavirus pandemic (“COVID-19”) has had an impact on markets we serve and our operations. Since COVID-19 is a continually evolving situation, we cannot predict the long-term impact it will have on the economy or our business. The impact could have a material adverse effect on our financial position, results of operations and cash flows, which may require us to obtain additional financing. As discussed below, we continue to pursue supplementary cash flow opportunities.

Through the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”) under the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”), our U.S. operations received $2,000,000 (“Second Draw PPP Loan”) and $2,217,500 (“First Draw PPP Loan”) in March 2021 and in April 2020, respectively, in funds from One Community Bank. We used all proceeds from these PPP loans for allowable expenses (as defined in the PPP loans) and applied for forgiveness of the PPP loans in accordance with the terms of the CARES Act. In June 2021 and August 2021, we were notified that all of our First and Second Draw PPP Loans, respectively, were forgiven. See Note 9 to the consolidated financial statements for further discussion.

For the U.K. operations, during the third quarter of 2021 and 2020, we recorded reimbursed costs of approximately $49,000 and $474,000, respectively, and during the first nine months of 2021 and 2020 we recorded reimbursed costs of approximately $150,000 and $1,560,000, respectively, under the Coronavirus Job Retention Scheme (“CJRS”) set up by the U.K. government to help employers pay the salaries of those employees who would otherwise have been laid off during the coronavirus outbreak but under the CJRS were furloughed instead. The much lower reimbursed costs for the third quarter and first nine months of 2021 reflected that employees were furloughed significantly less than in the same periods of 2020. This program reimbursed us for up to 80% of the compensation expense plus national insurance and certain benefits paid to the furloughed employees, resulting in lower salary expense for us. While the employees were on furlough, the compensation paid to them was limited to the amount reimbursed by the CJRS. We recorded the reimbursed amounts as reductions to the associated expenses.

Also for the U.K. operations, in June 2021 its bank lending facilities with Lloyds Bank Commercial Finance Limited (“Lloyds”) were refinanced with PNC Business Credit (“PNC”). PNC provided us additional availability by expanding its borrowing base to include eligible equipment. This transaction was accounted for as a debt extinguishment per Accounting Standards Codification (“ASC”) 470, “Debt”, under which the existing Lloyds debt was derecognized and the new PNC debt was recorded at fair value. A loss of £46,813 ($64,768) was recognized on this transaction and is recorded in general and administrative expenses in the consolidated statement of operations for the nine months ended October 3, 2021. Debt issuance costs of £247,114 ($341,895) related to this transaction were capitalized. These capitalized costs are being amortized over 36 months. The Company has classified these debt issuance costs within other long-term assets in the accompanying consolidated balance sheet. See Notes 8 and 9 to the consolidated financial statements for further discussion.

Additionally for the U.K. operations, in September 2021 we received $137,815 related to the second installment of loans from the automotive lenders per the original loan agreement. The remainder of the second installment of loans of approximately $260,000 was received in October 2021. These amounts are due to be repaid in the first quarter of 2023. In addition, the amounts due to be repaid at the end of the third and fourth quarters of 2021 (each approximately $162,500) from the first installment of loans from the automotive lenders were deferred until the third and fourth quarters of 2022, respectively.

Three Months Ended October 3, 2021 Compared to the Three Months Ended October 4, 2020

The following table sets forth, for the three months ended October 3, 2021 (“three months 2021”) and October 4, 2020 (“three months 2020”), certain operational data including their respective percentage of net sales:

	Three Months Ended
	October 3, 2021		October 4, 2020		Change	% Change

Net Sales	$16,385,914	100.0%	$15,171,898	100.0%	$1,214,016	8.0%
Cost of Goods Sold	14,430,915	88.1%	13,114,967	86.4%	1,315,948	10.0%
Gross Profit	1,954,999	11.9%	2,056,931	13.6%	(101,932)	-5.0%
Operating Expenses:
Selling	681,397	4.2%	778,699	5.1%	(97,302)	-12.5%
General and administrative	1,555,660	9.5%	1,957,486	12.9%	(401,826)	-20.5%
Research and development	307,283	1.9%	198,182	1.3%	109,101	55.1%
Total Operating Expenses	2,544,340	15.5%	2,934,367	19.3%	(390,027)	-13.3%
Operating Loss	(589,341)	-3.6%	(877,436)	-5.8%	288,095	-32.8%
Interest expense	(430,177)	-2.6%	(367,454)	-2.4%	(62,723)	17.1%
Funding from Paycheck Protection Program	-	0.0%	33,824	0.2%	(33,824)	-100%
Other (expense) income	(7,381)	0.0%	85,753	0.6%	(93,134)	<-100%
Loss before Tax Benefit	(1,026,899)	-6.3%	(1,125,313)	-7.4%	98,414	-8.7%
Tax benefit	(202,925)	-1.2%	(111,318)	-0.7%	(91,607)	82.3%
Net Loss	(823,974)	-5.0%	(1,013,995)	-6.7%	190,021	-18.7%
Extinguishment of preferred stock dividend payable	6,158,311	37.6%	-	0.0%	6,158,311	-
Preferred stock dividend	(539,866)	-3.3%	(808,638)	-5.3%	268,772	-33.2%
Net Income (Loss) Allocable to Common Shareholders	$4,794,471	29.3%	$(1,822,633)	-12.0%	$6,617,104	<-100%

Revenue:

Total revenue for the three months 2021 increased $1,214,016 or 8.0% to $16,385,914 compared to $15,171,898 for the three months 2020. The increase in revenue included a favorable currency effect of approximately $155,000. However, sales in the third quarter of 2021 declined $1,363,321 or 7.7% compared to the second quarter of 2021.

For the three months 2021 compared to the three months 2020, automotive sales declined 3.9% primarily due to a decline in sales of 14.4% (excluding the currency adjustment) for our U.K. operations, which was partially offset by a 10.2% increase in automotive sales for our U.S. operations. Supply chain issues experienced by the OEM’s that use our automotive products lead to temporary shutdowns of their production lines, which negatively impacted our sales, particularly at our U.K. operations since the majority of their business is in the automotive sector. These supply chain issues were also the primary reason for the 14.1% decline in automotive sales when comparing the third quarter of 2021 with the second quarter of 2021.

Additionally for the three months 2021 compared to the three months 2020, sales for the industrial sector increased 25.7% (25.3% before the currency effect) mostly due to an increase in our U.S. operations (primarily in the contract market) as well as in our U.K. operations. Sales for the industrial sector increased slightly when comparing the third quarter of 2021 with the second quarter of 2021.

Gross Profit:

Total gross profit for the three months 2021 decreased $101,932 or 5.0% to $1,954,999 compared to $2,056,931 for the three months 2020. Impacting the decrease was the CJRS reimbursement of $47,000 and $370,000 for the three months 2021 and 2020, respectively, for salaries of furloughed employees, which reduced manufacturing costs. Excluding the CJRS reimbursement, gross profit would have increased $221,068. In addition, the decrease in gross profit included an unfavorable currency effect of approximately $87,000. The gross profit percentage was 11.9% of sales for the three months 2021 compared to 13.6% for the three months 2020. The gross profit and percentage for the three months 2021 were negatively impacted by supply chain issues, as discussed above, as well as higher costs of raw materials and freight. To offset raw material price increases, we increased prices on most product categories during the first quarter of 2021 and at the beginning and end of the third quarter of 2021 in several of our markets. However, we have not realized the full impact of the increases yet. Both the gross profit amount and percentage for the third quarter of 2021 improved when compared to the second quarter of 2021 gross profit amount and percentage of $1,821,793 and 10.3%, respectively, as lower costs more than offset the reduction in sales.

Operating Expenses:

Selling expenses for the three months 2021 decreased $97,302 or 12.5% to $681,397 from $778,699 for the three months 2020. Selling expenses were not reduced for the three months 2021 but were reduced $43,000 for the three months 2020 due to the CJRS reimbursement. Excluding the CJRS reimbursement, selling expenses would have decreased $140,302.The decrease in selling expenses was partially offset by a $9,000 unfavorable currency effect. When comparing the third quarter of 2021 with the second quarter of 2021, selling expenses decreased $153,341 or 18.4%. The decrease from the three months 2020 was primarily due to a decline in employment costs for the U.S. operations partially offset by the increase in the U.K. operations (mainly due to the CJRS reimbursement) while the decrease from the second quarter of 2021 was primarily due to lower commissions from U.K. automotive programs.

General and administrative expenses for the three months 2021 decreased $401,826 or 20.5% to $1,555,660 from $1,957,486 for the three months 2020. General and administrative expenses were reduced $1,000 and $15,000 for the three months 2021 and 2020, respectively, due to the CJRS reimbursement. Excluding the CJRS reimbursement, general and administrative expenses would have decreased $415,826. The decrease in general and administrative expenses was partially offset by a $25,000 unfavorable currency effect. When comparing the third quarter of 2021 with the second quarter of 2021, general and administrative expenses increased $116,172 or 8.1%. The decrease from the three months 2020 was primarily due to lower costs related to cash management consulting services provided to us while the increase from the second quarter of 2021 was primarily due to higher costs related to these services. The decrease from the three months 2020 was also due to a charge relating to the legal proceeding in the U.K. that was expensed in 2020.

Research and development expenses for the three months 2021 increased $109,101 or 55.1% to $307,283 from $198,182 for the three months 2020. Research and development expenses were reduced $1,000 and $46,000 for the three months 2021 and 2020, respectively, due to the CJRS reimbursement. Excluding the CJRS reimbursement, research and development expenses would have increased $64,101. The increase in research and development expenses included a $10,000 unfavorable currency effect. The increase from the three months 2020 was primarily due to more activity including qualifying raw material substitutions due to supply constraints. When comparing the third quarter of 2021 with the second quarter of 2021, research and development expenses decreased $24,682 or 7.4% as qualifying activity declined.

Operating Loss:

Operating loss for the three months 2021 was $589,341 compared to $877,436 for the three months 2020 and $784,398 for the second quarter of 2021. The smaller operating loss for the three months 2021 compared to the three months 2020 was due to lower operating expenses more than offsetting the decline in gross profit. The smaller operating loss for the three months 2021 compared to the second quarter of 2021 was due to the combination of higher gross profit and lower operating expenses. The operating loss percentage was -3.6% of sales for the three months 2021 compared to -5.8% for the three months 2020 and -4.4% for the second quarter of 2021.

Interest Expense:

Interest expense for the three months 2021 increased $62,723 or 17.1% to $430,177 from $367,454 for the three months 2020. The increase was primarily due to debt issuances and capitalized debt issuance costs, the amortization of which began in the third quarter of 2021, partially offset by debt repayments.

Funding from Paycheck Protection Program:

Funding from the PPP of $33,824 (from the First Draw PPP Loan) for the three months 2020 were the proceeds from the PPP loans that we used during the period for allowable expenses under the PPP. As previously discussed, all of the First and Second Draw PPP Loans were forgiven in June 2021 and August 2021, respectively.

Other (Expense) Income:

Other expense for the three months 2021 was $(7,381) compared to other income of $85,753 for the three months 2020. Included in other (expense) income are the currency gains and losses recognized on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros as these currencies fluctuated during the period.

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

The tax benefit for the three months 2021 was $202,925 compared to $111,318 for the three months 2020. The tax benefit for the three months 2021 was attributable to the results of both the U.S. and U.K. operations while the tax benefit for the three months 2020 was principally attributable to the results of the U.K. operations.

Preferred Stock Dividend:

Pursuant to the terms of their acquisitions, the issuance of preferred ownership units/stock of UEP Holdings, LLC and UGEL were issued to the sellers. These preferred units/stock (collectively “preferred shares”) have carried quarterly dividend requirements on a total value of $55,000,000 at rates ranging from 5.0% to 8.0%. The dividend rate on the Series B UEP Holdings preferred units which started at 5.5% increased by 0.5% on the anniversary of the issuance and is now at the maximum of 8.0%.

Quarterly preferred dividend payments were deferred beginning with the three months ended December 29, 2019 through the three months ended October 3, 2021. During the third quarter of 2021, the owners of the preferred shares (“preferred shareholders”) agreed to an amendment to the documents that govern the dividends (“amended documents”) whereby the accrued dividends were forgiven. In addition, under the amended documents the preferred shareholders are no longer entitled to a quarterly dividend until such time as the Company declares a dividend payable.

We accounted for the dividend forgiveness as an extinguishment of debt between related parties per ASC 470, “Debt”. As a result, the total balance of accrued dividends of approximately $6,100,000 was derecognized as of October 3, 2021. The amendments to remove the entitlement of the quarterly dividends (“entitlement amendments”) relating to the preferred shares were considered not significant and, therefore, were considered a modification rather than an extinguishment per ASC 470. The entitlement amendments were considered not significant since the change in the fair values of the preferred shares after the amendments compared to the fair values of the preferred shares immediately before the amendments was less than 10% as we determined that the entitlement amendments resulted in a reduction of fair value of the preferred shares. Per ASC 718, “Compensation – Stock Compensation”, the reduction of fair value of the preferred shares in this modification had no accounting impact (i.e., recognition of a gain).

Nine Months Ended October 3, 2021 Compared to the Nine Months Ended October 4, 2020

The following table sets forth, for the nine months ended October 3, 2021 (“nine months 2021”) and October 4, 2020 (“nine months 2020”), certain operational data including their respective percentage of net sales:

	Nine Months Ended
	October 3, 2021		October 4, 2020		Change	% Change

Net Sales	$56,031,150	100.0%	$43,528,393	100.0%	$12,502,757	28.7%
Cost of Goods Sold	49,017,021	87.5%	37,931,227	87.1%	11,085,794	29.2%
Gross Profit	7,014,129	12.5%	5,597,166	12.9%	1,416,963	25.3%
Operating Expenses:
Selling	2,414,847	4.3%	2,278,279	5.2%	136,568	6.0%
General and administrative	4,574,175	8.2%	4,834,011	11.1%	(259,836)	-5.4%
Research and development	966,706	1.7%	704,239	1.6%	262,467	37.3%
Total Operating Expenses	7,955,728	14.2%	7,816,529	18.0%	139,199	1.8%
Operating Loss	(941,599)	-1.7%	(2,219,363)	-5.1%	1,277,764	-57.6%
Interest expense	(1,217,861)	-2.2%	(1,215,771)	-2.8%	(2,090)	0.2%
Funding from Paycheck Protection Program	2,000,000	3.6%	2,217,500	5.1%	(217,500)	-9.8%
Other income (expense)	157,978	0.3%	(185,417)	-0.4%	343,395	<-100%
Loss before Tax Benefit	(1,482)	0.0%	(1,403,051)	-3.2%	1,401,569	-99.9%
Tax benefit	(409,548)	-0.7%	(404,141)	-0.9%	(5,407)	1.3%
Net Income (Loss)	408,066	0.7%	(998,910)	-2.3%	1,406,976	<-100%
Extinguishment of preferred stock dividend payable	6,158,311	11.0%	-	0.0%	6,158,311	-
Preferred stock dividend	(2,172,253)	-3.9%	(2,396,479)	-5.5%	224,226	-9.4%
Net Income (Loss) Allocable to Common Shareholders	$4,394,124	7.8%	$(3,395,389)	-7.8%	$7,789,513	<-100%

Revenue:

Total revenue for the nine months 2021 increased $12,502,757 or 28.7% to $56,031,150 from $43,528,393 for the nine months 2020. The lower amount for the nine months 2020 reflected the negative effect of COVID-19, which primarily occurred during the second quarter of 2020. The increase in revenue included a favorable currency effect of approximately $1,841,000.

For the nine months 2021 compared to the nine months 2020, automotive sales for our U.K. operations increased 23.7% (excluding the currency adjustment) and automotive sales for our U.S. operations increased 26.5% due to the negative effect that COVID-19 had primarily on the second quarter of 2020. However, the year-to-date growth was negatively impacted by supply chain issues experienced by the OEM’s that use our automotive products, which lead to temporary shutdowns of their production lines during the second and third quarters of 2021.

Additionally, sales for the industrial sector increased 24.1% (22.8% before the currency effect) mostly due to an increase in our U.S. operations (primarily in the contract market) as well as in our U.K. operations. As discussed above, COVID-19 had a negative effect on our operations primarily during the second quarter of 2020.

Gross Profit:

Total gross profit for the nine months 2021 increased $1,416,963 or 25.3% to $7,014,129 from $5,597,166 for the nine months 2020. The gross profit amount for the nine months 2020 reflected the negative impact of COVID-19. Impacting the increase was the CJRS reimbursement of $130,000 and $1,304,000 for the nine months 2021 and 2020, respectively, for salaries of furloughed employees, which reduced manufacturing costs. Excluding the CJRS reimbursement, gross profit would have increased $2,590,963. In addition, the increase in gross profit was partially offset by an unfavorable currency effect of approximately $67,000. The gross profit percentage was 12.5% of sales for the nine months 2021 compared to 12.9% for the nine months 2020. The gross profit and percentage for the nine months 2021 were negatively impacted by supply chain issues, as discussed above, as well as higher costs of raw materials and freight. To offset raw material price increases, we increased prices on most product categories during the first quarter of 2021 and at the beginning and end of the third quarter of 2021 in several of our markets. However, we have not realized the full impact of the increases yet.

Operating Expenses:

Selling expenses for the nine months 2021 increased $136,568 or 6.0% to $2,414,847 from $2,278,279 for the nine months 2020. Selling expenses were reduced $7,000 and $99,000 for the nine months 2021 and 2020, respectively, due to the CJRS reimbursement. Excluding the CJRS reimbursement, selling expenses would have increased $44,568. The increase in selling expenses included a $100,000 unfavorable currency effect. The higher amount for the nine months 2021 reflected increased selling-related expenses due to greater sales activity as the negative effect of COVID-19 decreased this activity during 2020, but was partially offset by the slowing of sales activity beginning in the second quarter of 2021.

General and administrative expenses for the nine months 2021 decreased $259,836 or 5.4% to $4,574,175 from $4,834,011 for the nine months 2020. General and administrative expenses were reduced $5,000 and $35,000 for the nine months 2021 and 2020, respectively, due to the CJRS reimbursement. Excluding the CJRS reimbursement, general and administrative expenses would have decreased $289,836. The decrease in general and administrative expenses was partially offset by an unfavorable currency effect of $94,000. The decrease from the nine months 2020 was primarily due to lower costs for cash management consulting services provided to us and a charge relating to the legal proceeding in the U.K. that was expensed in 2020.

Research and development expenses for the nine months 2021 increased $262,467 or 37.3% to $966,706 from $704,239 for the nine months 2020. Research and development expenses were reduced $8,000 and $122,000 for the nine months 2021 and 2020, respectively, due to the CJRS reimbursement. Excluding the CJRS reimbursement, research and development expenses would have increased $148,467. The increase in research and development expenses included a $40,000 unfavorable currency effect. The increase from the nine months 2020 was primarily due to more activity including qualifying raw material substitutions due to supply constraints.

Operating Loss:

Operating loss for the nine months 2021 was $941,599 compared to $2,219,363 for the nine months 2020. The smaller operating loss for the nine months 2021 compared to the nine months 2020 was due to higher gross profit partially offset by higher operating expenses. The operating loss percentage was -1.7% of sales for the nine months 2021 compared to -5.1% for the nine months 2020.

Interest Expense:

Interest expense for the nine months 2021 decreased $2,090 or 0.2% to $1,217,861 from $1,215,771 for the nine months 2020. The decline in interest expense for the U.S. operations offset the increase in interest expense for the U.K. operations, which included amortization of debt issuance costs related to the PNC debt.

Funding from Paycheck Protection Program:

Funding from the PPP of $2,000,000 (from the Second Draw PPP Loan) for the nine months 2021 and $2,217,500 (from the First Draw PPP Loan) for the nine months 2020, were the proceeds from the PPP loans that we used during those periods for allowable expenses under the PPP. As previously discussed, all of the First and Second Draw PPP Loans were forgiven in June 2021 and August 2021, respectively.

Other Income (Expense):

Other income for the nine months 2021 was $157,978 compared to other expense of $(185,417) for the nine months 2020. Included in other income (expense) are the currency gains and losses recognized on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros as these currencies fluctuated during the period.

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

The tax benefit for the nine months 2021 was $409,548 compared to $404,141 for the nine months 2020. The tax benefits for the nine months 2021 and 2020 were principally attributable to the results of the U.S. operations.

Preferred Stock Dividend:

Pursuant to the terms of their acquisitions, the issuance of preferred ownership units/stock of UEP Holdings, LLC and UGEL were issued to the sellers. These preferred units/stock (collectively “preferred shares”) have carried quarterly dividend requirements on a total value of $55,000,000 at rates ranging from 5.0% to 8.0%. The dividend rate on the Series B UEP Holdings preferred units which started at 5.5% increased by 0.5% on the anniversary of the issuance and is now at the maximum of 8.0%.

Quarterly preferred dividend payments were deferred beginning with the three months ended December 29, 2019 through the three months ended October 3, 2021. During the third quarter of 2021, the owners of the preferred shares (“preferred shareholders”) agreed to an amendment to the documents that govern the dividends (“amended documents”) whereby the accrued dividends were forgiven. In addition, under the amended documents the preferred shareholders are no longer entitled to a quarterly dividend until such time as the Company declares a dividend payable.

We accounted for the dividend forgiveness as an extinguishment of debt between related parties per ASC 470, “Debt”. As a result, the total balance of accrued dividends of approximately $6,100,000 was derecognized as of October 3, 2021. The amendments to remove the entitlement of the quarterly dividends (“entitlement amendments”) relating to the preferred shares were considered not significant and, therefore, were considered a modification rather than an extinguishment per ASC 470. The entitlement amendments were considered not significant since the change in the fair values of the preferred shares after the amendments compared to the fair values of the preferred shares immediately before the amendments was less than 10% as we determined that the entitlement amendments resulted in a reduction of fair value of the preferred shares. Per ASC 718, “Compensation – Stock Compensation”, the reduction of fair value of the preferred shares in this modification had no accounting impact (i.e., recognition of a gain).

Liquidity and Sources of Capital

Cash, as it is needed, is provided by using our lines of credit. These lines provide for a total borrowing commitment of approximately $30,000,000 subject to the underlying borrowing base specified in the agreements. Of the total outstanding borrowings of $17,807,174 at October 3, 2021, for the U.S. operations, $6.0 million of the lines bears interest at the Eurodollar rate plus 2.25% and $4.9 million bears interest at the Wells Fargo Capital Finance, LLC’s prime rate (3.25% at October 3, 2021) and, for the U.K. operations, $6.9 million bears interest at the Bank of England Base Rate plus 2.25%-3.00%. The lines provided additional availability of approximately $764,000 and, combined with UEP’s and UGL’s total cash balances, liquidity was approximately $1.4 million at October 3, 2021. We plan to use this availability and cash provided by operating activities to finance our cash needs for the remaining months of fiscal 2021 and future periods. The balances due under the lines of credit are recorded as current liabilities on the consolidated balance sheets.

The ratio of current assets to current liabilities, including the amount due under our lines of credit, was 0.99 at October 3, 2021 and 0.89 at January 3, 2021.

Cash balances decreased $1,040,515 before the effects of currency translation of $17,466 to $633,833 at October 3, 2021 from $1,656,882 at January 3, 2021. Of the above noted amounts, $216,524 and $1,621,692 were held outside the U.S. by our foreign subsidiaries as of October 3, 2021 and January 3, 2021, respectively.

Cash used in operations was $1,823,827 for the nine months 2021 compared to cash provided by operations of $966,649 for the nine months 2020. For the nine months 2021, cash used in operations was primarily due to changes in working capital of $(1,892,152), adjustments for non-cash items of $(312,209) and changes in other assets and liabilities of $(27,532) offset by net income of $408,066. For the nine months 2020, cash provided by operations was primarily due to changes in working capital of $2,772,839 offset by the net loss of $998,910, adjustments for non-cash items of $(784,889) and changes in other assets and liabilities of $(22,391).

Cash used in investing activities was $743,725 for the nine months 2021 compared to $1,171,258 for the nine months 2020. During 2021 and 2020, cash used in investing activities was principally for purchases of machinery and equipment at our manufacturing locations and payments made for company-owned key man life insurance premiums. For the nine months 2020, the payments made for the life insurance premiums were offset by proceeds from policy loans of $130,000.

For the nine months 2021, cash provided by financing activities was $1,527,037 compared to cash provided by financing activities of $464,890 for the nine months 2020. Impacting cash flows from financing activities for the nine months 2021 and 2020 were proceeds from issuance of long-term debt of $2,000,000 and $2,217,500, respectively, through the Paycheck Protection Program. Also impacting cash flows from financing activities for the nine months 2021 and 2020 were net advances on lines of credit of $892,278 and net payments of $1,913,809, respectively. The changes in the lines of credit reflect the funding of working capital. Payments of $917,536 and $1,189,638 were also made during the nine months 2021 and 2020, respectively, on long-term debt (excluding debt extinguishment) and finance lease liabilities. For the nine months 2021, payments were $1,486,504 and proceeds were $2,328,520 relating to the extinguishment of existing long-term debt and recognition of new long-term debt, respectively, while payments were $7,379,356 and proceeds were $6,565,288 relating to the extinguishment of an existing line of credit and recognition of a new line of credit, respectively. Also included for the nine months 2021 were payments for capitalized debt issuance costs of $341,895. For the nine months 2021 and 2020, proceeds from issuance of long-term debt from automotive lenders were $137,815 and $1,545,538 (net of translation adjustment of $(25,677)). Also for the nine months 2020, proceeds of $783,958 were received from and payments of $675,000 were made on subordinated secured promissory notes to our majority shareholder. Proceeds of $200,000 were received from a short-term advance from our majority shareholder during the first nine months of 2020 which was repaid in the same period.

Our credit agreements contain customary affirmative and negative covenants. We were in compliance with our debt covenants as of October 3, 2021 and through the date of filing of this report.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 3, 2021 and concluded that our disclosure controls and procedures were effective as of October 3, 2021.

Changes in Internal Controls over Financial Reporting

During the nine months ended October 3, 2021, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Dated: November 16, 2021	By:	/s/ Howard R. Curd
Howard R. Curd Chief Executive Officer

Dated: November 16, 2021	By:	/s/ Edmund C. King
Edmund C. King Chief Financial Officer