Form 10-K
period 2022-01-02
UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.
filed 2022-04-01
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the fiscal year ended: January 2, 2022

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the transition period from:

000-50081

(Commission File Number)

Uniroyal Global Engineered Products, Inc.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

65-1005398

(I.R.S. employer identification number)

1800 2nd StreetSuite 970

Sarasota, Florida34236

(Address of principal executive offices)

(941) 906-8580

(Registrant’s telephone number)

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

As of July 4, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,807,872.

As of March 16, 2022, the registrant had 3,412,186 shares of ordinary common stock, $0.001 par value and 323,820 shares of Class B Common Stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Uniroyal Global Engineered Products, Inc. definitive 2022 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended January 2, 2022, are incorporated by reference into Part III of this Form 10-K.

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

On November 10, 2014, Uniroyal Global Engineered Products, Inc. (“Uniroyal Global”, the “Company”, “we”, “our”, or “us”) acquired all of the ownership interests in Uniroyal Engineered Products, LLC (“Uniroyal”), a U.S. manufacturer of textured coatings, and all of the ordinary common stock of Uniroyal Global (Europe) Limited (“UGEL”, formerly known as Engineered Products Acquisition Limited (“EPAL”)), the holding company for Uniroyal Global Limited (“UGL”, formerly known as Wardle Storeys (Earby) Limited (“Wardle Storeys”)), a European manufacturer of textured coatings. Management of the acquired entities was not altered in the acquisitions.

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

We are a manufacturer and seller of vinyl coated fabric products that have excellent high performance characteristics and capabilities and derive our revenue principally through our subsidiaries Uniroyal and Uniroyal Global Limited.   Our coated fabric products are durable, stain resistant, easily processed, cost-effective and better performing than traditional leather or fabric coverings.  Our products are frequently used in applications that require rigorous performance characteristics such as automotive and non-automotive transportation, certain indoor/outdoor furniture, commercial and hospitality seating, health care facilities and athletic equipment.   In the automotive industry our products are used primarily in seating, door panels, head and arm rests, security shades and trim components, including instrument panels, door casings, seating, gear lever, steering column gaiters, headliners and load space covers.  Non-automotive applications include stadium seating, outdoor seating for utility and sports vehicles, and sheeting used in medical and toxic hazard protection, personal protection, moisture barriers, stroller and nursery equipment, and decorative surface applications. The names of our primary brands include Naugahyde®, BeautyGard®, Flame Blocker™, Spirit Millennium®, Ambla®, Amblon®, Velbex®, Cirroflex®, Plastolene® and Vynide®.

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

The automotive sector, which includes trucks, represented approximately 58.8% of our total sales in 2021. Our products are primarily used in the following automotive applications:

•	seating
•	door panels
•	head and arm rests
•	security shades
•	components

The industrial sector represented 41.2% of our 2021 sales and includes products for the following customers:

•	original equipment manufacturers of non-automotive vehicles
•	local furniture shops, smaller furniture manufacturers and companies serving the hospitality and marine markets
•	companies serving the health care, child care, fitness and industrial equipment markets

The industrial sector includes seating products for the following categories:

•	personal watercraft, ATV’s, snowmobiles and golf carts
•	light and heavy industrial equipment and agricultural equipment (tractors, bulldozers)
•	recreational vehicles and motor homes
•	mass transit (trains, buses)
•	stadiums, restaurants and hotels
•	airports and medical offices

Products are developed and marketed based upon the performance characteristics required by end-users. For example, for recreational products used outdoors, such as boats, personal watercraft, golf carts and snowmobiles, a product designed primarily for durability and weatherability is used. We also manufacture a line of products called BeautyGard®, with water-based topcoats that contain agents to protect against bacterial and fungal microorganisms and can withstand repeated cleaning, a necessity in the restaurant and health care industries. These topcoats are environmentally friendlier than solvent-based topcoats. The line is widely used in hospitals and other health care facilities. Flame and smoke retardant vinyl coated fabrics are used for a variety of commercial and institutional furniture applications, including hospitals, restaurants and residential care centers and seats for school buses, trains and aircraft. We are also beginning to manufacture and stock products without flame retardant chemical additives to meet new manufacturing requirements.

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

We believe that we maintain our market leadership position through a strong research and development effort that provides strong product development capability. This yields enhanced product characteristics, lower cost of material combinations and new proprietary product formulations. We estimate that approximately 24.1% of our sales relate to products developed to customer specifications.

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

The global vinyl coated fabrics market is highly fragmented due to the requirements of various market segments. The uses of vinyl coated fabrics are very diverse and include automotive, non-automotive transportation, furniture, industrial, protective clothing, medical furniture, wall coverings, book coverings, awnings and tents.

The following table sets forth product applications in the markets in which we actively compete domestically and our primary competitors in those markets.

Markets	Key Uses	Primary Competitors
Automotive	Interior components Seating applications Security shades	Canadian General-Tower Limited Continental AG Vulcaflex S.p.A. Haartz Corporation Griffine SA Morbern, Inc.
Transportation and Contract	ATV/snowmobile/PWC/golf carts Heavy/light equipment RVs/motor homes	Canadian General-Tower Limited Continental AG Vulcaflex S.p.A. Morbern, Inc. Spradling International Inc.
Distribution	Approximately 65 distributor and reseller locations	OMNOVA Solutions Inc. Spradling International Inc. Continental AG Morbern, Inc.
Contract	Office/contract/institutional furniture Restaurant booth Health care Marine	OMNOVA Solutions Inc. Morbern, Inc. Continental AG Alcor Gislaved Folie AB Griffine Enduction Spradling International Inc.
Other	Home furnishings/dinettes	Spradling International Inc.

Raw Materials

The principal raw materials for our coated fabrics are casting paper, knit fabric, PVC plastic resins, pigments and plasticizers.  We have multiple sources for most of these materials.  We believe that in the few instances where we have a sole supplier we can re-engineer around the sole-sourced materials if necessary with minimal effort and cost.

Concentration of Customers

One of our customers accounted for 10% or more of our consolidated revenues in 2021 with 11.6% of our net sales. Our top 25 customers accounted for approximately 62.9% of our total global sales.

Trademarks and Material Contracts

Under the standard Naugahyde and Ambla product lines, we own the following proprietary brands and trademarks among others:

•	Naugahyde®
•	All-American®
•	BeautyGard®
•	Chameá™
•	Flame Blocker™
•	Naugaform®
•	NaugaSoft®
•	NaugaSylk™
•	Spirit Millennium®
•	Ambla®
•	Amblon®
•	Cirroflex®
•	Plastolene®
•	Velbex®

•	Vynide®

Human Capital Resources

We believe that we maintain a stable, experienced and productive workforce, currently employing approximately 294 employees.

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

We aim to comply with all existing regulatory legislation at European, national and local levels and adopt a positive stance in anticipating future, more stringent regulatory requirements. We endeavor to minimize waste throughout the production facilities with better utilization of raw materials, energy and water and to prevent at the source the emission of pollutants into the environment. We are committed to continual improvements in environmental performance. For example, we plan to invest approximately £75,000 ($103,000) in energy-saving LED lighting at our U.K. production facility in 2022.

Coronavirus

The coronavirus pandemic (“COVID-19”) and its current disruption of the supply chain has had an impact on markets we serve and our operations and liquidity. Since COVID-19 is a continually evolving situation, we cannot predict the long-term impact it will have on the economy or our business. The impact could have a material adverse effect on our financial position, results of operations and cash flows, which may require us to obtain additional financing. We continue to pursue supplementary cash flow opportunities, which have included loans through the Paycheck Protection Program (“PPP”), reimbursed costs under the Coronavirus Job Retention Scheme (“CJRS”), debt refinancing with PNC Business Credit (“PNC”), loans from the automotive lenders, and forgiveness of accrued dividends. For further discussion, see “Liquidity and Sources of Capital” under Item 7 and Notes 8, 9 and 13 to the consolidated financial statements.

Available Information

We provide printed copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing upon request to Uniroyal Global Engineered Products, Inc., Attn: Secretary, 1800 2nd Street, Suite 970, Sarasota, FL 34236. In addition, these reports and documents may be accessed on the SEC’s web site at www.sec.gov.

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

We also lease our production facility in West Craven Business Park, Earby, Barnoldswick, Lancashire, England. The term of the lease extends to March 3, 2039. This facility consists of approximately 250,000 square feet.  Major equipment at the production facility includes various compound department mixers and holding tanks, three coating lines, four gravure printers, one water based printer, one embosser, two laminators, one airing-off/relaxer, one perforating process, two paneling machines, and eleven inspection frames.

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

We fully cooperated with the HSE investigation and negotiated a plea based on the legal advice provided to us. Based on this legal advice, we believed that £150,000 ($193,000) was a reasonable estimate of the fine to be imposed and, accordingly, recorded an accrual for this charge for the year ended January 3, 2021. The related expense was recorded in general and administrative expenses in the accompanying Consolidated Statement of Operations for the year ended January 3, 2021.

In April 2021, a fine of £120,000 ($164,933) was imposed on us related to this matter. At the end of the second quarter of 2021, we began making monthly payments for this fine in order to have it paid in full by the October 2022 due date. The accrual related to the fine was £69,356 ($93,484) and £150,000 ($204,737) as of January 2, 2022 and January 3, 2021, respectively, and was included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. In addition, a fee of £5,463 ($7,509) to reimburse the HSE for legal expenses was paid in May 2021.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the OTCQB Market under the symbol UNIR.

As of March 10, 2022 there were 681 stockholders of record of our Common Stock.

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

Currently, the payment by us of dividends on our Common Stock rests within the sole discretion of our Board of Directors. The payment of dividends will depend upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. We have not been required to or declared any cash dividends since our inception, and have no present intention of paying any cash dividends on our Common Stock in the foreseeable future.

Transfer Agent

The Transfer Agent for our Common Stock is Continental Stock Transfer and Trust Company, 17 Battery Place, New York, NY 10004.

Recent Sales of Unregistered Securities

None.

We made no repurchases of our securities during the fourth quarter of fiscal 2021.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We and our subsidiaries use a 52/53-week fiscal year ending on the Sunday nearest to December 31. The year ended January 2, 2022 was a 52-week year whereas the year ended January 3, 2021 was a 53-week year. Our U.K. subsidiaries use the calendar year end of December 31. The activity of the U.K. subsidiaries that occurs on the days that do not coincide with our year-end is not material.

Our Earby, England operation’s functional currency is the British Pound Sterling (“Pound Sterling”) and has sales and purchases transactions that are denominated in currencies other than the Pound Sterling, principally the Euro. Approximately 30% of our global revenues and 33% of our global raw material purchases are derived from these Euro transactions.

The average year-to-date exchange rate for the Pound Sterling to the U.S. Dollar was approximately 7.0% higher and the average exchange rate for the Euro to the Pound Sterling was approximately 3.4% lower in 2021 compared to 2020. These exchange rate changes had the effect of increasing net sales by approximately $1,625,000 for the year ended January 2, 2022. The overall currency effect on our net loss was a positive amount of approximately $253,000 for the year ended January 2, 2022.

The U.K. exit from the European Union on January 31, 2020, commonly referred to as Brexit, caused minimal disruption to our operations during the year ended January 2, 2022. However, any impact from Brexit on our business and operations over the long term will depend, in part, on the outcome of tariff, tax treaties, trade, regulatory, and other negotiations the U.K. conducts.

The coronavirus pandemic (“COVID-19”) and its current disruption of the supply chain has had an impact on markets we serve and our operations and liquidity. We continue to pursue supplementary cash flow opportunities, which have included loans through the Paycheck Protection Program (“PPP”), reimbursed costs under the Coronavirus Job Retention Scheme (“CJRS”), debt refinancing with PNC Business Credit (“PNC”), loans from the automotive lenders, and forgiveness of accrued dividends. See “Liquidity and Sources of Capital” below for further discussion.

Year Ended January 2, 2022 Compared to the Year Ended January 3, 2021

The following table sets forth, for the year ended January 2, 2022 (“year ended 2021”) and January 3, 2021 (“year ended 2020”), certain operational data including their respective percentage of net sales:

	Year Ended
	January 2, 2022		January 3, 2021		Change	% Change

Net Sales	$71,704,995	100.0%	$60,218,355	100.0%	$11,486,640	19.1%
Cost of Goods Sold	62,786,884	87.6%	52,437,754	87.1%	10,349,130	19.7%
Gross Profit	8,918,111	12.4%	7,780,601	12.9%	1,357,510	14.6%
Operating Expenses:
Selling	3,015,016	4.2%	3,040,685	5.0%	(25,669)	-0.8%
General and administrative	6,125,583	8.5%	6,720,969	11.2%	(595,386)	-8.9%
Research and development	1,293,908	1.8%	980,695	1.6%	313,213	31.9%
Total Operating Expenses	10,434,507	14.6%	10,742,349	17.8%	(307,842)	-2.9%
Operating Loss	(1,516,396)	-2.1%	(2,961,748)	-4.9%	1,445,352	-48.8%
Interest expense	(1,640,999)	-2.3%	(1,581,907)	-2.6%	(59,092)	3.7%
Funding from Paycheck Protection Program	2,000,000	2.8%	2,217,500	3.7%	(217,500)	-9.8%
Other income (expense)	188,011	0.3%	(173,214)	-0.3%	361,225	<-100%
Loss before Tax Provision (Benefit)	(969,384)	-1.4%	(2,499,369)	-4.2%	1,529,985	-61.2%
Tax provision (benefit)	732,994	1.0%	(1,275,743)	-2.1%	2,008,737	<-100%
Net Loss	(1,702,378)	-2.4%	(1,223,626)	-2.0%	(478,752)	39.1%
Extinguishment of preferred stock dividend payable	6,145,463	8.6%	-	0.0%	6,145,463	-
Preferred stock dividend	(2,167,605)	-3.0%	(3,209,841)	-5.3%	1,042,236	-32.5%
Net Income (Loss) Allocable to Common Shareholders	$2,275,480	3.2%	$(4,433,467)	-7.4%	$6,708,947	<-100%

Revenue

Total revenue for the year ended 2021 increased $11,486,640 or 19.1% to $71,704,995 from $60,218,355 for the year ended 2020. The lower amount for the year ended 2020 reflected the negative effect of COVID-19, which primarily occurred during the second quarter of 2020. The increase in revenue included a favorable currency effect of approximately $1,625,000.

For the year ended 2021 compared to the year ended 2020, automotive sales for our U.K. operations increased 7.6% (excluding the currency adjustment) and automotive sales for our U.S. operations increased 24.3%, which reflects the negative effect of COVID-19 on prior year sales. However, the year-over-year growth was negatively impacted by supply chain issues experienced by the OEM’s that use our automotive products, which lead to temporary intermittent shutdowns of their production lines beginning in the second quarter of 2021. We are encouraged that automotive sales improved when comparing the fourth quarter of 2021 with the third quarter of 2021.

Additionally, sales for the industrial sector increased 21.4% (20.5% before the currency effect) mostly due to an increase in our U.S. operations (primarily in the contract market) as well as in our U.K. operations. As discussed above, these increases reflect the negative effect of COVID-19 on our prior year operations.

Gross Profit

Total gross profit for the year ended 2021 increased $1,357,510 or 14.6% to $8,918,111 from $7,780,601 for the year ended 2020. The gross profit amount for the year ended 2020 reflected the negative impact of COVID-19. Manufacturing costs were reduced by the CJRS reimbursement of $130,000 and $1,309,000 for the years ended 2021 and 2020, respectively, for salaries of furloughed employees. Excluding the CJRS reimbursement, gross profit would have increased $2,316,510. In addition, the increase in gross profit was partially offset by an unfavorable currency effect of approximately $60,000. The gross profit percentage was 12.4% of sales for the year ended 2021 compared to 12.9% for the year ended 2020. The gross profit and percentage for the year ended 2021 were negatively impacted by supply chain issues, as discussed above, as well as higher costs of raw materials and freight. To offset raw material price increases, we increased prices on most product categories in several of our markets three times in 2021 with effective dates in March, July and December of 2021. However, we have not realized the full positive impact of the most recent increase yet. We expect some additional price increases on other select products to be implemented in 2022 for further offset to raw material price increases.

Operating Expenses

Selling expenses for the year ended 2021 decreased $25,669 or 0.8% to $3,015,016 from $3,040,685 for the year ended 2020. Selling expenses were reduced $7,000 and $99,000 for the years ended 2021 and 2020, respectively, due to the CJRS reimbursement. Excluding the CJRS reimbursement, selling expenses would have decreased $117,669. The decrease in selling expenses was partially offset by an $84,000 unfavorable currency effect. The lower amount for the year ended 2021 was primarily due to a decline in employment costs for the U.S. operations partially offset by the increase in the U.K. operations due to greater sales activity (as the negative effect of COVID-19 decreased this activity during 2020) and the CJRS reimbursement.

General and administrative expenses for the year ended 2021 decreased $595,386 or 8.9% to $6,125,583 from $6,720,969 for the year ended 2020. General and administrative expenses were reduced $5,000 and $35,000 for the years ended 2021 and 2020, respectively, due to the CJRS reimbursement. Excluding the CJRS reimbursement, general and administrative expenses would have decreased $625,386. The decrease in general and administrative expenses was partially offset by a $100,000 unfavorable currency effect. The decrease from the year ended 2020 was primarily due to lower costs for cash management consulting services provided to us and a charge relating to the legal proceeding in the U.K. that was expensed in 2020. See Note 1 to the consolidated financial statements for further discussion.

Research and development expenses for the year ended 2021 increased $313,213 or 31.9% to $1,293,908 from $980,695 for the year ended 2020. Research and development expenses were reduced $8,000 and $126,000 for the years ended 2021 and 2020, respectively, due to the CJRS reimbursement. Excluding the CJRS reimbursement, research and development expenses would have increased $195,213. The increase in research and development expenses included a $45,000 unfavorable currency effect. The increase from the year ended 2020 was primarily due to more activity including qualifying raw material substitutions as a result of supply constraints.

Operating Loss

Operating loss for the year ended 2021 was $1,516,396 compared to $2,961,748 for the year ended 2020. The $1,445,352 or 48.8% smaller operating loss for the year ended 2021 compared to the year ended 2020 was due to the combination of higher gross profit and lower operating expenses. The operating loss percentage was -2.1% of sales for the year ended 2021 compared to -4.9% for the year ended 2020.

Interest Expense

Interest expense for the year ended 2021 increased $59,092 or 3.7% to $1,640,999 from $1,581,907 for the year ended 2020. The increase in interest expense for the U.K. operations, which included amortization of debt issuance costs related to the debt refinancing with PNC, was partially offset by the decrease in interest expense for the U.S. operations.

Funding from Paycheck Protection Program:

Funding from the PPP of $2,000,000 (from the Second Draw PPP Loan) for the year ended 2021 and $2,217,500 (from the First Draw PPP Loan) for the year ended 2020, were the proceeds from the PPP loans that we used during those periods for allowable expenses under the PPP. All of the First and Second Draw PPP Loans were forgiven in June 2021 and August 2021, respectively.

Other Income (Expense)

Other income for the year ended 2021 was $188,011 compared to other expense of $173,214 for the year ended 2020. Included in other income (expense) are the currency gains and losses recognized on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros as these currencies fluctuated during the year.

Income Taxes

For the year ended 2021, the tax provision was $732,994 compared to a tax benefit of $1,275,743 for the year ended 2020. The tax provision for the year ended 2021 and the tax benefit for the year ended 2020 were principally attributable to the results of the U.S. operations.

Based on management’s review at January 2, 2022 and January 3, 2021, it was determined that there is uncertainty as to the realization of a portion of the federal and state net operating loss carryforwards and, as a result, a valuation allowance was established against them.

Preferred Stock Dividend

Pursuant to the terms of their acquisitions, preferred ownership units/stock of UEPH and UGEL were issued to the sellers. These preferred units/stock (collectively “preferred shares”) have carried quarterly dividend requirements on a total value of $55,000,000 at rates ranging from 5% to 8%. The dividend rate on the Series B UEPH preferred units which started at 5.5% increased by 0.5% on the anniversary of the issuance and is now at the maximum of 8.0%.

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

We accounted for the dividend forgiveness as an extinguishment of debt between related parties per ASC 470, “Debt”. As a result, the total balance of accrued dividends of approximately $6,100,000 was derecognized as of October 3, 2021. The amendments to remove the entitlement of a quarterly 5%, 8% and €221,241 (approximately $261,657) dividend (“entitlement amendments”) relating to the preferred shares were considered not significant and, therefore, were considered a modification rather than an extinguishment per ASC 470. The entitlement amendments were considered not significant since the change in the fair values of the preferred shares after the amendments compared to the fair values of the preferred shares immediately before the amendments was less than 10% as management determined that the entitlement amendments resulted in a reduction of fair value of the preferred shares. Per ASC 718, “Compensation – Stock Compensation”, the reduction of fair value of the preferred shares in this modification had no accounting impact (i.e., recognition of a gain).

Liquidity and Sources of Capital

Cash, as it is needed, is provided by using our lines of credit. These lines provide for a total borrowing commitment in excess of $29,000,000 subject to the underlying borrowing base specified in the agreements.  Of the total outstanding borrowings of $17,816,919 at January 2, 2022, for the U.S. operations, $6.0 million of the lines bears interest at the Eurodollar rate plus 2.25% and $5.4 million bears interest at the Wells Fargo Capital Finance, LLC’s prime rate (3.25% at January 2, 2022) and, for the U.K. operations, $6.4 million bears interest at the Bank of England Base Rate plus 2.25%-3.00%. The lines provided additional availability of approximately $466,000 and, combined with UEP’s and UGL’s total cash balances, liquidity was approximately $904,000 at January 2, 2022. We plan to use this availability and cash provided by operating activities to finance our cash needs for fiscal 2022. The balances due under the lines of credit are recorded as current liabilities on the consolidated balance sheets.

As previously stated, the coronavirus pandemic (“COVID-19”) and its current disruption of the supply chain has had an impact on markets we serve and our operations and liquidity. Since COVID-19 is a continually evolving situation, we cannot predict the long-term impact it will have on the economy or our business. The impact could have a material adverse effect on our financial position, results of operations and cash flows, which may require us to obtain additional financing. As discussed below, we continue to pursue supplementary cash flow opportunities.

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

For our U.K. operations, during the years ended January 2, 2022 and January 3, 2021, we recorded reimbursed costs of approximately $150,000 and $1,569,000, respectively, under the Coronavirus Job Retention Scheme (“CJRS”) established by the U.K. government to help employers pay the salaries of those employees who would otherwise have been laid off during the coronavirus outbreak but under the CJRS were furloughed instead. The much lower reimbursed costs for the year ended January 2, 2022 reflected that employees were furloughed significantly less than in the prior year. This program reimbursed us for up to 80% of the compensation expense plus national insurance and certain benefits paid to the furloughed employees, resulting in lower salary expense for us. While the employees were on furlough, the compensation paid to them was limited to the amount reimbursed by the CJRS. We recorded the reimbursed amounts as reductions to the associated expenses.

Also for our U.K. operations, in June 2021 its bank lending facilities with Lloyds Bank Commercial Finance Limited (“Lloyds”) were refinanced with PNC Business Credit (“PNC”). PNC provided us additional availability by expanding the borrowing base to include eligible equipment. This transaction was accounted for as a debt extinguishment per Accounting Standards Codification (“ASC”) 470, “Debt”, under which the existing Lloyds debt was derecognized and the new PNC debt was recorded at fair value. A loss of £46,813 ($64,342) was recognized on this transaction and is recorded in general and administrative expenses in the consolidated statement of operations for the year ended January 2, 2022. Debt issuance costs of £247,114 ($333,081) related to this transaction were capitalized. These capitalized costs are being amortized over 36 months. We classified these debt issuance costs within other long-term assets in the accompanying consolidated balance sheet. See Notes 8 and 9 to the consolidated financial statements for further discussion.

Additionally for our U.K. operations, during 2021 we received the second installment of loans of $411,796 from the automotive lenders per the original loan agreement. These amounts are due to be repaid in the first quarter of 2023. In addition, the amounts due to be repaid at the end of the third and fourth quarters of 2021 (each approximately $162,500) from the first installment of loans from the automotive lenders were deferred until the third and fourth quarters of 2022, respectively.

Also to provide liquidity, quarterly preferred dividend payments on UEPH Series A and Series B preferred units and UGEL preferred stock (collectively “preferred shares”) were deferred beginning with the three months ended December 29, 2019 through the three months ended October 3, 2021. During the third quarter of 2021, the owners of these preferred shares (“preferred shareholders”) agreed to an amendment to the documents that govern the dividends (“amended documents”) whereby the accrued dividends were forgiven. As a result, the total balance of accrued dividends of approximately $6,100,000 was derecognized as of October 3, 2021. Additionally, under the amended documents, the preferred shareholders are no longer entitled to a quarterly dividend until such time as we declare a dividend payable. See Note 13 to the consolidated financial statements for further discussion.

The ratio of current assets to current liabilities, including the amount due under our lines of credit, was 0.99 at January 2, 2022 and 0.89 at January 3, 2021.

Cash balances decreased $1,218,759, before the effects of currency translation of $6,850, to $444,973 at January 2, 2022 from $1,656,882 at January 3, 2021.  Of the above noted amounts, $226,612 and $1,621,692 were held outside the U.S. by our foreign subsidiaries as of January 2, 2022 and January 3, 2021, respectively.

Cash used in operations was $1,525,215 and $992,158 for the years ended 2021 and 2020, respectively. For 2021, cash used in operations was primarily due to the net loss of $1,702,378, changes in working capital of $(1,515,589), and changes in other assets and liabilities of $(23,466), partially offset by adjustments for non-cash items of $1,716,218. For 2020, cash used in operations was primarily due to the net loss of $1,223,626 and adjustments for non-cash items of $(1,069,834), offset by changes in working capital of $1,156,536 and changes in other assets and liabilities of $144,766.

For the year ended 2021, cash used in investing activities was $1,280,112 compared to $1,417,623 for the year ended 2020. During 2021 and 2020, cash used in investing activities was principally for purchases of machinery and equipment at our manufacturing locations and payments made for company-owned key man life insurance premiums. For the year ended January 2, 2022, we made payments of $194,808 on our company owned life insurance policies. For the year ended January 3, 2021, we obtained $130,000 in loans against the cash value of our company owned life insurance policies and are shown net of payments of $178,771 on the life insurance policies in the consolidated statements of cash flows.

Cash provided by financing activities was $1,586,568 and $3,466,982 for the years ended 2021 and 2020, respectively. Impacting cash flows from financing activities were proceeds from issuance of long-term debt of $2,411,796 ($2,000,000 through the Paycheck Protection Program and $411,796, net of translation adjustment of $(48,745), from automotive lenders) for the year ended 2021 and $7,725,092 ($2,217,500 through the Paycheck Protection Program, $3,268,664, net of translation adjustment of $(193,425), from automotive lenders, and $2,432,353 through the Main Street Lending Program) for the year ended 2020. Also impacting cash flows from financing activities for the years ended 2021 and 2020 were net advances on lines of credit of $931,759 and net payments of $3,074,286, respectively. The changes in the lines of credit reflect the funding of working capital. Payments of $1,115,788 and $1,478,630 were also made during the years ended 2021 and 2020, respectively, on long-term debt (excluding debt extinguishment) and finance lease liabilities. For the year ended 2021, payments were $1,476,713 and proceeds were $2,313,181 relating to the extinguishment of existing long-term debt and recognition of new long-term debt, respectively, while payments were $7,330,745 and proceeds were $6,522,040 relating to the extinguishment of an existing line of credit and recognition of a new line of credit, respectively. Also included for the year ended 2021 were payments for capitalized debt issuance costs of $339,643. For the year ended 2020, proceeds of $1,225,911 (net of translation adjustment of $(72,544)) were received from and payments of $675,000 were made on subordinated secured promissory notes to our majority shareholder. In addition, proceeds of $200,000 were received from a short-term advance from our majority shareholder during the year ended 2020 and was repaid in the same period.

Our credit agreements contain customary affirmative and negative covenants. We were in compliance with our debt covenants as of January 2, 2022 and through the date of filing of this report.

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

In considering whether any triggering events had occurred to indicate that the carrying amount of our assets may not be fully recoverable, we used a qualitative assessment methodology and concluded that it was not more likely than not that the fair value of our assets was less than the carrying amount as of January 2, 2022. We also performed a quantitative analysis using a discounted cash flow approach and determined that the fair value of our assets exceeded the carrying value as of January 2, 2022. Based on these results, we concluded that no impairment charge was necessary as of January 2, 2022.

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

We follow ASC 740 Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities (temporary differences) using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. We have federal net operating loss carryforwards of approximately $16.4 million as of January 2, 2022, of which $11.7 million expire in years beginning 2023 through 2034 and $4.7 million may be carried forward indefinitely. We have state net operating loss carryforwards of approximately $14.2 million as of January 2, 2022, which also expire beginning 2023 through 2034. Additionally, we have foreign net operating loss carryforwards of approximately $2.8 million as of January 2, 2022, which have no expiration date. As a result of the federal and state loss carryforwards, we have deferred tax assets of $5,370,903, which have a valuation allowance against them of $2,106,027 as of January 2, 2022.

We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. In making our valuation allowance determinations, we consider all available positive and negative evidence affecting specific deferred tax assets, including our past and anticipated future performance, the reversal of deferred tax liabilities, the length of carryback and carryforward periods, and the implementation of tax planning strategies. Management has determined that there is uncertainty as to the realization of a portion of the federal and state net operating loss carryforwards and has established a valuation allowance against them.

Foreign Currency Translation

The financial position and results of operations of our foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while the capital accounts are translated at the historical rate for the date they were recognized. Revenues and expenses are translated at the weighted average exchange rates during the year. The resulting translation gains and losses on assets and liabilities are recorded in accumulated other comprehensive loss, and are excluded from net income until realized through a sale or liquidation of the foreign subsidiaries. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of our foreign operations are included in other income (expense) in the accompanying consolidated statements of operations.

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

Recent Accounting Standards

See Note 1 to the consolidated financial statements for a discussion on accounting standards that we adopted during 2021 and on those recently issued but not yet required to be adopted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 215)

To the Board of Directors and Stockholders of

Uniroyal Global Engineered Products, Inc.

Sarasota, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Uniroyal Global Engineered Products, Inc. (the “Company”) as of January 2, 2022 and January 3, 2021, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2022 and January 3, 2021, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Tampa, Florida

April 1, 2022

Uniroyal Global Engineered Products, Inc.

Consolidated Balance Sheets

ASSETS	January 2, 2022	January 3, 2021
CURRENT ASSETS
Cash and cash equivalents	$444,973	$1,656,882
Accounts receivable, net	8,561,227	10,114,819
Inventories, net	21,840,404	17,952,850
Other current assets	2,196,322	1,841,153
Related party receivable	453	907
Total Current Assets	33,043,379	31,566,611

PROPERTY AND EQUIPMENT, NET	17,047,606	18,491,122
OPERATING LEASE RIGHT-OF-USE ASSETS, NET	5,626,542	6,242,736

OTHER ASSETS
Intangible assets	3,336,068	3,388,357
Goodwill	1,079,175	1,079,175
Other long-term assets	4,322,855	4,679,990
Total Other Assets	8,738,098	9,147,522

TOTAL ASSETS	$64,455,625	$65,447,991

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued in excess of bank balance	$76,134	$275,297
Lines of credit	17,816,919	17,760,583
Current maturities of long-term debt	2,365,905	1,432,301
Current maturities of finance lease liabilities	210,007	257,298
Accounts payable	8,959,467	7,344,785
Accrued expenses and other liabilities	3,658,612	7,987,333
Current maturities of related party finance lease liabilities	167,389	149,366
Current portion of postretirement benefit liability - health and life	169,749	162,977
Total Current Liabilities	33,424,182	35,369,940

LONG-TERM LIABILITIES
Long-term debt, less current portion	6,854,257	7,338,762
Finance lease liabilities, less current portion	36,372	235,116
Operating lease liabilities, less current portion	5,391,395	5,893,268
Related party finance lease liabilities, less current portion	2,344,239	2,504,404
Long-term debt to related parties	4,216,566	4,216,566
Postretirement benefit liability - health and life, less current portion	2,583,610	2,713,585
Other long-term liabilities	960,526	807,190
Total Long-Term Liabilities	22,386,965	23,708,891
Total Liabilities	55,811,147	59,078,831

STOCKHOLDERS' EQUITY
Preferred units, Series A UEP Holdings, LLC, 20,000,000 units authorized; 200,000 units issued and outstanding ($100 issue price)	617,571	617,571
Preferred units, Series B UEP Holdings, LLC, 15,000,000 units authorized; 150,000 units issued and outstanding ($100 issue price)	463,179	463,179
Preferred stock, Uniroyal Global (Europe) Limited, 50 shares issued and outstanding ($1.51 stated value)	75	75
Common stock, 95,000,000 shares authorized ($.001 par value) 3,736,006 shares issued and outstanding as of January 2, 2022 and January 3, 2021	3,736	3,736
Additional paid-in capital	35,290,590	35,290,590
Accumulated deficit	(26,459,190)	(28,734,670)
Accumulated other comprehensive loss	(1,271,483)	(1,271,321)
Total Stockholders' Equity	8,644,478	6,369,160

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$64,455,625	$65,447,991

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Operations

	Years Ended

	January 2, 2022	January 3, 2021

NET SALES	$71,704,995	$60,218,355

COST OF GOODS SOLD	62,786,884	52,437,754

Gross Profit	8,918,111	7,780,601

OPERATING EXPENSES:
Selling	3,015,016	3,040,685
General and administrative	6,125,583	6,720,969
Research and development	1,293,908	980,695
Total Operating Expenses	10,434,507	10,742,349

Operating Loss	(1,516,396)	(2,961,748)

OTHER INCOME (EXPENSE):
Interest expense	(1,640,999)	(1,581,907)
Funding from Paycheck Protection Program	2,000,000	2,217,500
Other income (expense)	188,011	(173,214)
Net Other Income	547,012	462,379

LOSS BEFORE TAX PROVISION (BENEFIT)	(969,384)	(2,499,369)

TAX PROVISION (BENEFIT)	732,994	(1,275,743)

NET LOSS	(1,702,378)	(1,223,626)

Extinguishment of preferred stock dividend payable	6,145,463	-
Preferred stock dividend	(2,167,605)	(3,209,841)

NET INCOME (LOSS) ALLOCABLE TO COMMON SHAREHOLDERS	$2,275,480	$(4,433,467)

EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.61	$(1.19)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	3,736,006	3,736,006

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended

	January 2, 2022	January 3, 2021

NET LOSS	$(1,702,378)	$(1,223,626)

OTHER COMPREHENSIVE (LOSS) INCOME:
Minimum benefit liability adjustment	77,524	(160,356)
Foreign currency translation adjustment	(77,686)	186,474
OTHER COMPREHENSIVE (LOSS) INCOME	(162)	26,118

COMPREHENSIVE LOSS	(1,702,540)	(1,197,508)

Extinguishment of preferred stock dividend payable	6,145,463	-
Preferred stock dividend	(2,167,605)	(3,209,841)

COMPREHENSIVE INCOME (LOSS) TO COMMON SHAREHOLDERS	$2,275,318	$(4,407,349)

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended January 2, 2022 and January 3, 2021

	UEPH Series A		UEPH Series B		UGEL Preferred		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 29, 2019	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$18,680	$35,275,646	$(24,301,203)	$(1,297,439)	$10,776,509
Net loss	-	-	-	-	-	-	-	-	-	(1,223,626)	-	(1,223,626)
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	26,118	26,118
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(3,209,841)	-	(3,209,841)
Adjustment for a 1-for-5 reverse stock split	-	-	-	-	-	-	-	(14,944)	14,944	-	-	-
Balance January 3, 2021	200,000	617,571	150,000	463,179	50	75	3,736,006	3,736	35,290,590	(28,734,670)	(1,271,321)	6,369,160
Net loss	-	-	-	-	-	-	-	-	-	(1,702,378)	-	(1,702,378)
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(162)	(162)
Extinguishment of preferred stock dividend payable	-	-	-	-	-	-	-	-	-	6,145,463	-	6,145,463
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(2,167,605)	-	(2,167,605)
Balance January 2, 2022	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$3,736	$35,290,590	$(26,459,190)	$(1,271,483)	$8,644,478

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Cash Flows

	Years Ended

CASH FLOWS FROM OPERATING ACTIVITIES	January 2, 2022	January 3, 2021

Net loss	$(1,702,378)	$(1,223,626)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	2,385,241	2,358,001
Deferred tax provision (benefit)	976,706	(1,319,778)
Amortization of debt issuance costs	53,057	-
Amortization of intangible assets	26,532	15,948
Loss on disposal of property and equipment	37,967	3,871
Funding from Paycheck Protection Program recognized as income	(2,000,000)	(2,217,500)
Deferred interest on loan from Main Street Lending Program	76,447	-
Loss on debt extinguishment	64,342	-
Noncash lease adjustment	95,926	89,624
Changes in assets and liabilities:
Accounts receivable	1,516,925	1,882,167
Inventories	(3,990,961)	1,414,782
Other current assets	(383,197)	(834,868)
Related party receivable	454	(907)
Other long-term assets	25,007	175,693
Accounts payable	1,653,901	(2,064,395)
Accrued expenses and other liabilities	(312,711)	759,757
Postretirement benefit liability - health and life	(45,680)	(31,620)
Other long-term liabilities	(2,793)	693
Cash used in operating activities	(1,525,215)	(992,158)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,085,304)	(1,368,852)
Payments on life insurance policies, net of proceeds from policy loans	(194,808)	(48,771)
Cash used in investing activities	(1,280,112)	(1,417,623)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in checks issued in excess of bank balance	(199,163)	(56,844)
Payments on line of credit relating to debt extinguishment	(7,330,745)	-
Advances on line of credit relating to debt extinguishment	6,522,040	-
Net advances (payments) on lines of credit - other	931,759	(3,074,286)
Payments on long-term debt relating to debt extinguishment	(1,476,713)	-
Payments on long-term debt - other	(857,723)	(1,115,425)
Proceeds from issuance of long-term debt - Paycheck Protection Program	2,000,000	2,217,500
Proceeds from issuance of long-term debt - automotive lenders	411,796	3,075,239
Proceeds from issuance of long-term debt - Main Street Lending Program	-	2,432,353
Proceeds from issuance of long-term debt relating to debt extinguishment	2,313,181	-
Payments for capitalized debt issuance costs	(339,643)	-
Payments on finance lease liabilities	(258,065)	(363,205)
Proceeds from finance lease liabilities	11,986	-
Proceeds from related party obligations	-	1,353,367
Payments on related party obligations	(142,142)	(1,001,717)
Cash provided by financing activities	1,586,568	3,466,982
Net change in cash and cash equivalents	(1,218,759)	1,057,201
Cash and cash equivalents - beginning of year	1,656,882	513,588
Effects of currency translation on cash and cash equivalents	6,850	86,093

CASH AND CASH EQUIVALENTS - END OF YEAR	$444,973	$1,656,882

See Note 2 for noncash transactions and supplemental disclosure of cash flow information.

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 2, 2022 and January 3, 2021

NOTE 1 - Basis of Presentation and Summary of Significant Accounting Policies

Description of the Business

Uniroyal Global Engineered Products, Inc. (the “Company”) is primarily engaged in the development, manufacturing and distribution of vinyl coated fabrics mainly for use in transportation, residential, hospitality, health care, office furniture and automotive applications. The Company’s customers are located primarily throughout North America and Europe.

On November 10, 2014, the Company acquired all of the ownership interests in Uniroyal Engineered Products, LLC (“Uniroyal”), a U.S. manufacturer of textured coatings, and all of the ordinary common stock of Engineered Products Acquisition Limited (“EPAL”), the holding company for Wardle Storeys (Earby) Limited (“Wardle Storeys”), a European manufacturer of textured coatings.

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

The Company and its subsidiaries use a 52/53-week fiscal year ending on the Sunday nearest to December 31. The year ended January 2, 2022 was a 52-week year whereas the year ended January 3, 2021 was a 53-week year. The Company’s U.K. subsidiaries use the calendar year end of December 31. The activity of the U.K. subsidiaries that occurs on the days that do not coincide with the Company’s year-end is not material.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions have been eliminated. The Company manages its operations on a consolidated, integrated basis in order to optimize its equipment and facilities and to effectively service its global customer base, and concludes that it operates in a single business segment.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 2, 2022 and January 3, 2021

For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation.

Coronavirus (COVID-19) Impact Update

The coronavirus pandemic (“COVID-19”) and its current disruption of the supply chain has had an impact on markets the Company serves and its operations and liquidity. Since COVID-19 is a continually evolving situation, the Company cannot predict the long-term impact it will have on the economy or the Company’s business. The impact could have a material adverse effect on the Company’s financial position, results of operations and cash flows, which may require the Company to obtain additional financing. The Company continues to pursue supplementary cash flow opportunities, as discussed briefly below and in more detail in Notes 8, 9 and 13.

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

For the U.K. operations, during the years ended January 2, 2022 and January 3, 2021, the Company recorded reimbursed costs of approximately $150,000 and $1,569,000, respectively, under the Coronavirus Job Retention Scheme (“CJRS”) established by the U.K. government to help employers pay the salaries of those employees who would otherwise have been laid off during the coronavirus outbreak but under the CJRS were furloughed instead. The much lower reimbursed costs for the year ended January 2, 2022 reflected that employees were furloughed significantly less than in the prior year. This program reimbursed the Company for up to 80% of the compensation expense plus national insurance and certain benefits paid to the furloughed employees, resulting in lower salary expense for the Company. While the employees were on furlough, the compensation paid to them was limited to the amount reimbursed by the CJRS. The Company recorded the reimbursed amounts as reductions to the associated expenses.

Also for the U.K. operations, in June 2021 its bank lending facilities with Lloyds Bank Commercial Finance Limited (“Lloyds”) were refinanced with PNC Business Credit (“PNC”). PNC provided the Company additional availability by expanding its borrowing base to include eligible equipment. See Notes 8 and 9 for further discussion.

Additionally, quarterly preferred dividend payments on UEPH Series A and Series B preferred units and UGEL preferred stock (collectively “preferred shares”) were deferred beginning with the three months ended December 29, 2019 through the three months ended October 3, 2021. During the third quarter of 2021, the owners of these preferred shares (“preferred shareholders”) agreed to an amendment to the documents that govern the dividends (“amended documents”) whereby the accrued dividends were forgiven. As a result, the total balance of accrued dividends of approximately $6,100,000 was derecognized as of October 3, 2021. In addition, under the amended documents the preferred shareholders are no longer entitled to a quarterly dividend until such time as the Company declares a dividend payable. See Note 13 for further discussion.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 2, 2022 and January 3, 2021

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

The Company fully cooperated with the HSE investigation and negotiated a plea based on the legal advice provided to it. Per this legal advice, the Company believed that £150,000 ($193,000) was a reasonable estimate of the fine to be imposed and, accordingly, recorded an accrual for this charge for the year ended January 3, 2021. The related expense was recorded in general and administrative expenses in the accompanying Consolidated Statement of Operations for the year ended January 3, 2021.

In April 2021, a fine of £120,000 ($164,933) was imposed on the Company related to this matter. At the end of the second quarter of 2021, the Company began making monthly payments for this fine in order to have it paid in full by the October 2022 due date. The accrual related to the fine was £69,356 ($93,484) and £150,000 ($204,737) as of January 2, 2022 and January 3, 2021, respectively, and was included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. In addition, a fee of £5,463 ($7,509) to reimburse the HSE for legal expenses was paid in May 2021.

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

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 2, 2022 and January 3, 2021

Accounts Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts, returns and discounts of $1,018,763 and $940,474 as of January 2, 2022 and January 3, 2021, respectively. Accounts receivable are recorded when obligations under the terms of a contract with a customer are satisfied, which includes the control of products transferring to the customer. See Note 21 for further discussion.

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

Customer Rebates

The Company records customer rebates as a reduction of net sales. Accounts receivable are recorded net of an allowance for customer rebates of $0 and $131,868 as of January 2, 2022 and January 3, 2021, respectively.

Inventories

Inventories are valued at the lower of cost using the first‑in, first‑out (FIFO) method, or net realizable value. To determine the cost of inventory, the Company allocates fixed expense to the costs of production based on the normal capacity, which refers to a range of production levels and is considered the production expected to be achieved over a number of periods under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. Fixed overhead costs allocated to each unit of production should not increase due to abnormally low production. Those excess costs are recognized as a current period expense.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, net, accrued expenses and other liabilities, and operating lease liabilities, less current portion in the accompanying consolidated balance sheets. Finance leases are included in property and equipment, net, current maturities of finance lease liabilities, and finance lease liabilities, less current portion in the accompanying consolidated balance sheets while related party finance leases are included in property and equipment, net, current maturities of related party finance lease liabilities, and related party finance lease liabilities, less current portion in the accompanying consolidated balance sheets.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Generally, lease right-of-use assets and liabilities are recognized at the beginning date of a lease based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on information that is available at the beginning date of a lease to determine the present value of lease payments, since its leases generally do not provide an implicit rate. The implicit rate is used when readily determinable. The Company excludes leases with terms of 12 months or less. The terms of the Company’s leases may include options to extend or terminate a lease when it is reasonably certain that the Company will exercise that option. The Company’s lease agreements with lease and non-lease components are generally accounted for on a combined basis. See Notes 10 and 15 for further discussion.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 2, 2022 and January 3, 2021

Cash Surrender Value of Insurance Policies

Cash surrender value of insurance policies is valued at the cash surrender value of the contract as determined by the life insurance company. The cash value of the insurance policies totaled $971,130 and $776,323 as of January 2, 2022 and January 3, 2021, respectively. The Company has obtained loans against the cash value of certain of these insurance policies. At both January 2, 2022 and January 3, 2021, these insurance policy loans totaled $590,841, and had a weighted average interest rate of 3.63%. Interest is accrued quarterly. Each loan (and applicable accrued interest) can be repaid at any time. Any loan (or interest) outstanding at the time of settlement will reduce the proceeds payable under the policies. The cash value of the insurance policies, net of policy loans, is included in other long‑term assets in the accompanying consolidated balance sheets.

Impairment of Finite-Lived Long-Lived Assets

The Company reviews long‑lived assets, including property, equipment, and intangible assets, for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset. There were no impairment losses recognized in the years ended January 2, 2022 or January 3, 2021.

Goodwill and Intangible Indefinite-Lived Assets

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired. Trademarks are recorded at estimated fair value at the date they were acquired in certain business acquisitions. To the extent it has been determined that the carrying value of the assets associated with goodwill or trademarks is not recoverable and is in excess of its fair value, an impairment loss is recognized. Impairment is reviewed at least annually. No impairment loss was deemed necessary as of January 2, 2022 or January 3, 2021.

Income Taxes

The Company follows Accounting Standards Codification (“ASC”) 740, “Income Taxes” for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax bases of assets and liabilities (temporary differences) using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. The Company reduces its deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. In making its valuation allowance determinations, the Company considers all available positive and negative evidence affecting specific deferred tax assets, including past and anticipated future performance, the reversal of deferred tax liabilities, the length of carryback and carryforward periods, and the implementation of tax planning strategies.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 2, 2022 and January 3, 2021

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

The Company's tax returns for tax years 2018 and thereafter are subject to examination by taxing authorities. The Company records interest and penalties associated with uncertain tax positions related to these tax filings as interest expense. No such expense was recorded for the years ended January 2, 2022 and January 3, 2021, since the Company does not believe it has any uncertain tax positions.

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

For the fiscal year ended January 2, 2022, there have been no changes in the application of valuation methods applied to similar assets and liabilities.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 2, 2022 and January 3, 2021

The Company follows GAAP for measuring, reporting, and disclosing fair value. These standards apply to all assets and liabilities that are measured, reported, and/or disclosed on a fair value basis.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while the capital accounts are translated at the historical rate for the date they were recognized. Revenues and expenses are translated at the weighted average exchange rates during the year. The resulting translation gains and losses on assets and liabilities are recorded in accumulated other comprehensive loss and are excluded from net income until realized through a sale or liquidation of the foreign subsidiaries. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of the Company’s foreign operations are included in other income (expense) in the accompanying consolidated statements of operations.

Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that the estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 2, 2022 and January 3, 2021

Revenue Recognition

The Company derives its revenues primarily from the manufacture and sale of vinyl coated fabrics. Revenues are recognized when control of these products is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products.

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

However, if the Company has an enforceable right to payment when the customer is contractually required to accept delivery of any remaining product at the end of a contract, but collectability of the revenue is uncertain, revenue recognition would occur upon agreement even if the product is not delivered to the customer and there is no alternative use of the product for the Company.

See Note 21 for further discussion.

Variable Consideration

The nature of the Company’s business gives rise to variable consideration, including rebates, allowances and returns that generally decrease the transaction price, which reduces revenue. These various amounts are generally credited to the customer, based on achieving certain levels of sales activity and product returns.

Variable consideration is estimated at the most likely amount that is expected to be earned. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal will not occur or when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration are based upon historical experience and known trends and recorded in the same period in which the related revenue is recognized.

Customer Claims and Implied Warranties

The Company does not have any formal warranty programs but generally will provide product warranties related to manufacturing defects and specific performance standards for its products. The estimate for potential returns is based upon historical experience and an allowance for potential returns is recorded as contra revenue and within accounts receivable. The allowance for potential customer returns was $399,893 and $774,674 as of January 2, 2022 and January 3, 2021, respectively.

Shipping and Handling Costs

Shipping and handling costs charged to customers and the costs incurred by the Company are netted. Shipping and handling costs incurred by the Company for purchases are included in cost of goods sold.

Advertising

Advertising costs, other than promotional materials, are charged to expense as incurred. Promotional materials are expensed as they are distributed. Advertising expense was $96,983 and $80,523 for the years ended January 2, 2022 and January 3, 2021, respectively. As of January 2, 2022 and January 3, 2021, $71,951 and $92,820, respectively, of promotional materials were included in other long‑term assets in the accompanying consolidated financial statements.

Research and Development

Research and development costs are charged to expense as incurred. Research and development expense was $1,293,908 and $980,695 for the years ended January 2, 2022 and January 3, 2021, respectively.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 2, 2022 and January 3, 2021

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

Liquidity

During the years ended January 2, 2022 and January 3, 2021, the Company incurred operating losses of $1,516,396 and $2,961,748, respectively, and net losses of $1,702,378 and $1,223,626, respectively. In addition, for the years ended January 2, 2022 and January 3, 2021, net cash used in operating activities was $1,525,215 and $992,158, respectively. The worldwide pandemic resulting from COVID-19 and the related disruption of the supply chain has had an impact on markets the Company serves, its operations and liquidity. Since the COVID-19 pandemic is a continually evolving situation, the Company cannot predict the long-term impact it will have on the economy or the Company’s business. The impact could have a material adverse effect on the Company’s financial position, results of operations, and cash flows, which may require the Company to obtain additional financing.

Management believes that the Company’s existing resources, including cash on hand and credit facilities, together with projected cash generated from operations and additional bank borrowings, will be sufficient to fund its cash flow requirements for at least the next twelve months.

Recent Accounting Standards

In June 2020, the American Institute of Certified Public Accountants in conjunction with the Financial Accounting Standards Board developed Technical Question and Answer (“TQA”) 3200.18, “Borrower Accounting for a Forgivable Loan Received Under the Small Business Administration Paycheck Protection Program”, which is intended to provide clarification on how to account for loans received from the PPP. TQA 3200.18 states that an entity may account for PPP loans under ASC 470, “Debt” or, if the entity is expected to meet PPP eligibility criteria and the PPP loan is expected to be forgiven, the entity may account for the loans under IAS 20, “Accounting for Government Grants and Disclosure of Government Assistance”. The Company elected to account for PPP loan proceeds under IAS 20 as allowed by TQA 3200.18. Since the Company expected that the $2,000,000 Second Draw PPP Loan and the $2,217,500 First Draw PPP Loan would be forgiven (and subsequently were forgiven in August 2021 and June 2021, respectively), it recorded the funds as grant income under IAS 20.

On November 17, 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU 2021-10”). ASU 2021-10 requires disclosures that increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy. These required disclosures include information about the nature of the transactions, significant terms and conditions of the transactions, and the effect of those transactions on an entity’s financial statements. The Company adopted ASU 2021-10 on January 2, 2022. Since the amendments in this update only include disclosure requirements, the adoption of ASU 2021-10 for the year ending January 2, 2022 did not have a significant effect on the Company’s consolidated financial position, results of operations and cash flows.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 2, 2022 and January 3, 2021

Subsequent Events

The Company has evaluated subsequent events through April 1, 2022 for events requiring recording or disclosure in the January 2, 2022 consolidated financial statements. On February 24, 2022, Russia invaded Ukraine, which has created volatility and disruption in certain sectors of the global economy, including issues with supply chains and increased energy costs. Although the Company does not have any customers or direct suppliers in Ukraine, the negative impact on the global economy from the conflict in Ukraine could adversely impact the Company’s business. The extent and duration of the military action and resulting market disruptions, and related financial impact, cannot be estimated at this time. Should the military action continue for an extended period of time, the impact could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

NOTE 2 - Noncash Transactions and Supplemental Disclosure of Cash Flow Information

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

For the year ended January 2, 2022, the Company made payments of $194,808 on its company owned life insurance policies. For the year ended January 3, 2021, the Company obtained $130,000 in loans against the cash value of its company owned life insurance policies and are shown net of payments of $178,771 on the life insurance policies in the consolidated statements of cash flows. These loans have a weighted average interest rate of 3.65% and can be repaid at any time.

The following is supplemental disclosure of cash paid for the years ended:

	January 2, 2022	January 3, 2021

Interest	$1,496,167	$1,595,346

NOTE 3 - Inventories

Inventories consist of the following:

	January 2, 2022	January 3, 2021

Raw materials	$7,595,155	$5,193,919
Work-in-process	5,501,493	4,281,035
Finished goods	11,043,667	10,594,088
	24,140,315	20,069,042

Less: Allowance for inventory obsolescence	(2,299,911)	(2,116,192)

Total Inventories, net	$21,840,404	$17,952,850

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 2, 2022 and January 3, 2021

NOTE 4 - Property and Equipment

The major categories of property and equipment are summarized as follows:

	Depreciable Lives	January 2, 2022	January 3, 2021
Building and building improvements	8 – 25 yrs.	$1,458,233	$1,441,432
Machinery and equipment	8 - 10 yrs.	32,411,520	31,633,706
Computer equipment	3 - 10 yrs.	1,580,034	1,569,881
Furniture and fixtures	7 - 10 yrs.	202,164	203,362
Real estate under lease	20 yrs.	2,565,914	2,565,914
Construction-in-progress	-	145,972	241,195

Total Property and Equipment		38,363,837	37,655,490

Less: Accumulated depreciation		(21,316,231)	(19,164,368)

Property and Equipment, net		$17,047,606	$18,491,122

NOTE 5 - Intangible Assets

Intangible assets are summarized as follows:

	Amortizable Lives	January 2, 2022	January 3, 2021

Trademarks and trade names	Indefinite	$3,268,401	$3,294,158
Other	5 years	67,667	94,199

Total Intangible Assets		$3,336,068	$3,388,357

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 2, 2022 and January 3, 2021

NOTE 6 - Other Long-term Assets

Other long-term assets consist of the following:

	January 2, 2022	January 3, 2021

Deferred tax asset, net	$3,264,876	$4,072,184
Life insurance policies, net of policy loans	380,289	185,482
Debt issuance costs	281,049	-
Other	396,641	422,324

Total Other Long-term Assets	$4,322,855	$4,679,990

NOTE 7 - Other Long-term Liabilities

Other long-term liabilities consist of the following:

	January 2, 2022	January 3, 2021

Deferred tax liability	$957,263	$801,136
Other	3,263	6,054

Total Other Long-term Liabilities	$960,526	$807,190

NOTE 8 - Lines of Credit

The Company's Uniroyal subsidiary has available a $15,000,000 revolving line of credit financing agreement with Wells Fargo Capital Finance, LLC (“Uniroyal Line of Credit”), which matures on June 15, 2023. Interest is payable monthly at the Eurodollar rate plus 2.25% or Wells Fargo Capital Finance, LLC's prime rate (“WF Prime”) at the Company's election on outstanding balances up to $6,000,000 and WF Prime on amounts in excess of $6,000,000. The line of credit weighted average interest rate including unused facility fees was approximately 3.53% as of January 2, 2022. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable, inventories and equipment. The line of credit is secured by substantially all of Uniroyal's assets and includes certain financial and restrictive covenants. The Company was in compliance with these covenants as of January 2, 2022.

The outstanding balance on the Uniroyal Line of Credit was $11,400,409 and $9,204,572 as of January 2, 2022 and January 3, 2021, respectively. The Company has classified the outstanding balance on the line of credit within current liabilities in the accompanying consolidated balance sheets. Based upon eligible accounts receivable, inventories and equipment at January 2, 2022, the Uniroyal Line of Credit provided additional availability of approximately $192,000 and, combined with its total cash balance of $211,828, Uniroyal had liquidity of approximately $404,000 as of January 2, 2022.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 2, 2022 and January 3, 2021

In June 2021, UGL’s bank lending facilities with Lloyds Bank Commercial Finance Limited (“Lloyds”), including its revolving line of credit (“Old UGL Line of Credit”), were refinanced with PNC Business Credit (“PNC”). PNC provided the Company additional availability by expanding its borrowing base to include eligible equipment. This transaction was accounted for as a debt extinguishment per ASC 470, “Debt”, under which the existing Lloyds debt was derecognized and the new PNC debt was recorded at fair value. The existing Lloyds debt that was derecognized included the Old UGL Line of Credit of £5,333,627 ($7,330,745) and all term debt held by Lloyds, including notes payable and a financing obligation aggregating £1,027,598 ($1,476,713). The new PNC Business Credit debt that was recorded included a revolving line of credit financing agreement with PNC (“New UGL Line of Credit”) of £4,745,238 ($6,522,040) and a new term loan of £1,683,000 ($2,313,181). See Note 9 for information on the Lloyds and PNC long-term debt.

A loss of £46,813 ($64,342) was recognized on this transaction and is recorded in general and administrative expenses in the consolidated statement of operations for the year ended January 2, 2022. Debt issuance costs of £247,114 ($333,081) related to this transaction were capitalized. These capitalized costs are being amortized over 36 months. The balance of these debt issuance costs was £208,512 ($281,049) as of January 2, 2022. The Company has classified these debt issuance costs related to the refinanced line of credit within other long-term assets in the accompanying consolidated balance sheet.

UGL has available £11,000,000 (approximately $14.8 million) under the revolving line of credit financing agreement with PNC (‘‘New UGL Line of Credit”), which is subject to a three-month notice by either party after a minimum term of three years. Interest is payable monthly at the Bank of England Base Rate (“BoE Base”) plus 2.25%-3.00%. The line of credit weighted average interest rate was approximately 2.35% as of January 2, 2022. Borrowings on the New UGL Line of Credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable, inventories and equipment. The line of credit is secured by substantially all of UGL’s assets and includes certain financial and restrictive covenants. The Company was in compliance with these covenants as of January 2, 2022.

The outstanding balance on the New UGL Line of Credit was £4,760,432 ($6,416,510) as of January 2, 2022 and on the Old UGL Line of Credit was £6,268,526 ($8,556,011) as of January 3, 2021. The Company has classified the outstanding balance on the line of credit within current liabilities in the accompanying consolidated balance sheets. Based upon eligible accounts receivable, inventories and equipment at January 2, 2022, the New UGL Line of Credit provided additional availability of approximately $274,000 and, combined with its total cash balance of $226,612, UGL had liquidity of approximately $500,000 as of January 2, 2022.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 2, 2022 and January 3, 2021

NOTE 9 - Long-term Debt

Long-term debt consists of the following:

	January 2, 2022	January 3, 2021

Notes Payable
Uniroyal term loans with Wells Fargo Capital Finance, LLC, monthly interest only payments at the Eurodollar rate plus 2.25% or Wells Fargo Bank, National Association’s prime rate. The term loans' effective interest rate was 3.25% as of January 2, 2022. Monthly principal balances are reduced by $26,183 each month resulting in a conversion, or increase, of the same amount in the line of credit each month. Term loans mature in June 2023 and are secured by substantially all of Uniroyal’s assets and include certain financial and restrictive covenants.	$471,299	$785,501

Note payable to Lloyds Bank Commercial Finance Limited payable in monthly installments of £1,148 ($1,578) including interest and principal at a rate of 4.43%. The loan was secured by certain equipment and the remaining principal was due August 2023. The loan was refinanced with PNC Business Credit in June 2021.	-	51,905

Notes payable to Lloyds Bank Commercial Finance Limited payable in monthly installments of £1,756-£3,932 ($2,414-$5,404) including interest and principal at a rate of 4.87%. The loans were secured by certain equipment and the remaining principal was due April 2022-October 2022. The loans were refinanced with PNC Business Credit in June 2021.	-	156,422

Notes payable to automotive lenders at 0% payable in increasing quarterly installments beginning March 2022 with the remaining principal due March 2023. The loans are secured by substantially all of the Company’s assets subject to the notes’ subordination to the line of credit and equipment financing obligation with PNC Business Credit. (1)	3,631,715	3,268,664

Note payable to Wells Fargo Capital Finance, LLC at a rate of 3.00% above LIBOR with monthly interest payments beginning in December 2021and annual principal payments in November 2023, 2024 and 2025 in increments of 15%, 15% and 70% of principal, respectively.	2,508,800	2,432,353

	6,611,814	6,694,845

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 2, 2022 and January 3, 2021

Equipment Financing Obligations
Financing obligation to Kennet Equipment Leasing payable in monthly installments of £16,636 ($22,865) including interest and principal at a rate of 10.9%. The loan matured in May 2021 and was secured by certain equipment.	-	23,960

Financing obligation to Regents Capital Corporation payable in monthly installments of $3,256-$6,669 including interest and principal at rates of 6.20%-7.24% with the remaining principal due February 2022–February 2024. The loans are secured by certain equipment.	339,859	678,329

Financing obligation to Lloyds Bank Commercial Finance Limited payable in monthly installments of £21,878 $(30,069) including interest and principal at a rate of 3.95%. The loan was secured by certain equipment and was to mature in February 2025. The loan was refinanced with PNC Business Credit in June 2021.	-	1,373,929

Financing obligation to PNC Business Credit payable in monthly principal installments of £33,000 ($45,356) beginning January 2022 with the remaining principal due May 2024. The loan is at the Bank of England base rate plus 3.00% and is secured by certain equipment.	2,268,489	-
	2,608,348	2,076,218
Total	9,220,162	8,771,063

Less: Current portion	(2,365,905)	(1,432,301)

Long-term portion	$6,854,257	$7,338,762

(1)

During 2021, the Company received the second installment of loans of £299,610 ($411,796) from the automotive lenders per the original loan agreement. These amounts are due to be repaid in the first quarter of 2023. In addition, the amounts due to be repaid at the end of the third and fourth quarters of 2021 (each approximately $162,500) from the first installment of loans from the automotive lenders were deferred until the third and fourth quarters of 2022, respectively.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 2, 2022 and January 3, 2021

Principal requirements on long‑term debt for years ending after January 2, 2022 are as follows:

Totals

2022	$2,365,905
2023	3,574,740
2024	1,576,870
2025	1,702,647

Total	$9,220,162

Paycheck Protection Program Loans

In March 2021 and in April 2020, the Company’s U.S. operations received $2,000,000 and $2,217,500, respectively, in funds from One Community Bank through the PPP administered by the U.S. Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act. The $2,000,000 loan (“Second Draw PPP Loan”) was scheduled to mature in March 2026 and the $2,217,500 loan (“First Draw PPP Loan”) was scheduled to mature in April 2022, and each bore an interest rate of 1.0%. The loans may be prepaid at any time prior to maturity with no prepayment penalties.

All or a portion of the loans may be forgiven by the SBA for costs the Company incurred for payroll, rent, utilities and all other allowable expenses during the 24-week period that began March 1, 2021 for the Second Draw PPP Loan and April 13, 2020 for the First Draw PPP Loan. The Company used all proceeds from the loans to maintain payroll and make payments for lease, utility and other allowable expenses. In accordance with International Accounting Standards 20, “Accounting for Government Grants and Disclosure of Government Assistance,” the Company recognized the funding from the PPP as grant income of $2,000,000 for the year ended January 2, 2022 and $2,217,500 for the year ended January 3, 2021, respectively. These amounts are included as a component of net other income in the consolidated statements of operations.

In June 2021 and August 2021, the Company was notified that all of its First and Second Draw PPP Loans, respectively, were forgiven.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 2, 2022 and January 3, 2021

NOTE 10 - Related Party Obligations

Long-term debt to related parties consists of the following:

	January 2, 2022	January 3, 2021

Senior subordinated promissory notes issued to the Company’s majority shareholder; monthly interest only payments at 9.25%; principal payment of $2,000,000 due on January 15, 2023. The senior subordinated promissory notes are secured by substantially all of Uniroyal’s assets subject to the notes' subordination to the line of credit and term loans with Wells Fargo Capital Finance, LLC.	$2,000,000	$2,000,000

Senior secured promissory note issued to the Company’s majority shareholder; quarterly interest payments at 10%; principal payment of $765,655 due on January 15, 2023. The note is secured by substantially all of Uniroyal’s assets subject to the note’s subordination to the line of credit and term loans with Wells Fargo Capital Finance, LLC.	765,655	765,655

Subordinated secured promissory note issued to the Company’s majority shareholder; quarterly interest payments at 8%; principal payment of $225,000 due on January 15, 2023. The note is secured by substantially all of UGL’s assets subject to the note’s subordination to the line of credit and equipment financing obligation with PNC Business Credit.	225,000	225,000

Subordinated secured promissory notes issued to the Company’s majority shareholder at 0%; principal payment of $1,225,911 due on April 5, 2023. The notes are secured by substantially all of UGL’s assets subject to the notes’ subordination to the line of credit and equipment financing obligation with PNC Business Credit.	1,225,911	1,225,911

Total Long-term Debt to Related Parties	$4,216,566	$4,216,566

The total amount of long‑term debt to related parties of $4,216,566 is due in 2023.

Interest expense on these notes was $319,516 and $310,358 for the year ended January 2, 2022 and January 3, 2021, respectively. Accrued interest of $23,786 and $47,573 related to these notes was included in accrued expenses and other liabilities in the accompanying consolidated balance sheets as of January 2, 2022 and January 3, 2021, respectively.

For the year ended January 3, 2021, proceeds of $1,225,911 were received from and payments of $675,000 were made on subordinated secured promissory notes to our majority shareholder. Proceeds of $200,000 were received from a short-term advance from our majority shareholder during the first three months of 2020 which was repaid in the same period.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 2, 2022 and January 3, 2021

The Company has finance leases under which it leases its main U.S. manufacturing facility and certain other property from a related party lessor entity, owned by the Company’s majority shareholder. These related party finance leases expire at various dates from October 2023 through October 2033. There were no new right-of-use assets obtained in exchange for related party finance lease obligations for the years ended January 2, 2022 and January 3, 2021. The Company has security deposits aggregating $267,500 held by the lessor entity.

The components of lease expense for the related party finance leases for the years ended January 2, 2022 and January 3, 2021 are as follows:

	Years Ended
	January 2, 2022	January 3, 2021
Finance lease expense:
Amortization of right-of-use assets	$167,177	$167,177
Interest on lease liabilities	408,597	420,008
Total finance lease expense	$575,774	$587,185

Cash paid for amounts included in the measurement of related party finance lease liabilities for the years ended January 2, 2022 and January 3, 2021 are as follows:

	Years Ended
	January 2, 2022	January 3, 2021
Operating cash flows from finance leases	$408,597	$420,008
Financing cash flows from finance leases	$142,142	$126,717

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 2, 2022 and January 3, 2021

Supplemental balance sheet and other information regarding related party finance leases are as follows:

	January 2, 2022	January 3, 2021
Finance leases:
Property and equipment, net	$1,873,504	$2,040,681
Current maturities of finance lease liabilities	$167,389	$149,366
Finance lease liabilities, less current portion	2,344,239	2,504,404
Total finance lease liabilities	$2,511,628	$2,653,770
Weighted average remaining lease term	10.5 years	11.2 years
Weighted average discount rate	16.95%	16.77%

Maturities of related party finance lease liabilities as of January 2, 2022 are as follows:

Totals
2022	$562,927
2023	546,476
2024	468,098
2025	472,275
2026	476,494
Thereafter	3,115,015
Total lease payments	5,641,285
Less: Interest	(3,129,657)
Total related party finance lease liabilities	$2,511,628

Quarterly preferred dividend payments on UEPH Series A and Series B preferred units and UGEL preferred stock (collectively “preferred shares”) were deferred beginning with the three months ended December 29, 2019 through the three months ended October 3, 2021. During the third quarter of 2021, the owners of the preferred shares agreed to an amendment to the documents that govern the dividends whereby the accrued dividends were forgiven. As a result, the total balance of accrued dividends of approximately $6,100,000 was derecognized as of October 3, 2021. The preferred shares are primarily owned by the Company’s majority shareholder. See Note 13 for further discussion.

At the end of the first quarter of 2022, the Company’s majority shareholder waived the interest expense on the related party finance leases and the $2,000,000 senior subordinated promissory notes for the remaining nine months of fiscal year 2022 and the first three months of fiscal year 2023. In addition, executive officers of the Company agreed to a reduction in their salaries over the same time period. The total amount of cost savings will be approximately $731,000 for fiscal year 2022 and $244,000 for fiscal year 2023 which will provide additional liquidity to the Company.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 2, 2022 and January 3, 2021

NOTE 11 - Income Taxes

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

As previously discussed, the quarterly dividend payments were deferred beginning with the three months ended December 29, 2019 through the three months ended October 3, 2021. During the third quarter of 2021, the owners of the preferred shares agreed to an amendment to the documents that govern the dividends whereby the accrued dividends were forgiven. As a result, the total balance of accrued dividends of approximately $6,100,000 was derecognized as of October 3, 2021. In addition, under the amended documents, the preferred shareholders are no longer entitled to a quarterly dividend until such time as the Company declares a dividend payable. See Note 13 for further discussion.

Under the CARES Act, the Internal Revenue Code was amended to provide relief and supportive measures for taxpayers impacted by COVID-19. The key components of these amendments are as follows: eliminating taxable income limitation for certain net operating losses and permitting carryback net operating losses arising in 2018, 2019 and 2020 to five prior tax years; accelerating refunds of previously generated Alternative Minimum Tax credits; increasing business interest limitation from 30% to 50% of adjusted taxable income; and amending depreciation for qualified improvement property (“QIP”) to 15-year property for QIP placed in service after December 31, 2017. The Company considered the various potential income tax provisions and deemed that there were no material impacts to the income tax provisions for the years ended January 2, 2022 and January 3, 2021.

Additionally, in December 2020, Congress passed the Consolidated Appropriations Act which provides that loans received and subsequently forgiven under the PPP would not be taxable and that PPP-funded expenses would be deductible. Some states have not conformed to the Federal treatment. Since the Company expected that the $2,000,000 Second Draw PPP Loan and the $2,217,500 First Draw PPP Loan would be forgiven (and subsequently were forgiven in August 2021 and June 2021, respectively), it recorded the funds as grant income under IAS 20, and excluded this income for tax purposes for the years ended January 2, 2022 and January 3, 2021, respectively.

The following is information on the provision (benefit) for income taxes for the years ended January 2, 2022 and January 3, 2021:

	January 2, 2022	January 3, 2021
Current
Federal	$-	$-
State, net	-	220,544
Foreign	(243,712)	(176,509)
Total current income tax (benefit) provision	(243,712)	44,035
Deferred
Federal	847,915	(1,346,818)
State	(40,606)	(30,813)
Foreign	169,397	57,853
Total deferred income tax provision (benefit)	976,706	(1,319,778)
Total income tax provision (benefit)	$732,994	$(1,275,743)

The federal benefit of $428,398 for the year ended January 2, 2022 was adjusted by an increase in the valuation allowance of $1,276,313. There was no comparable adjustment to the federal benefit for the year ended January 3, 2021. The state tax benefit of $41,909 and state tax expense of $199,978 for the years ended January 2, 2022 and January 3, 2021, respectively, were reduced by a change in the valuation allowance in the amounts of $1,303 and $10,248, respectively.

Income tax expense differs from the amount computed by applying the federal statutory income tax rate to income before income taxes. The effective income tax rate is computed as the total of federal, state and foreign taxes as a percentage of income before taxes. The Company has calculated an effective income tax expense rate of 75.6% and an effective income tax benefit rate of 51.0% for the years ended January 2, 2022 and January 3, 2021, respectively.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 2, 2022 and January 3, 2021

The following is a reconciliation of the income tax at the U.S. federal statutory tax rate with the income tax at the effective tax rate for the years ended January 2, 2022 and January 3, 2021:

	January 2, 2022	January 3, 2021

Income tax benefit at statutory rates	$(203,570)	$(524,867)

Foreign tax rate differential	17,569	18,417
Funding from Paycheck Protection Program not taxable	(420,000)	(465,675)
U.K. Research and development credit	(172,915)	(130,777)
Effect of change in U.K. tax rate on deferred items	217,101	137,631
Prior year true-up	(3,742)	(324,994)
State tax benefits	(31,594)	(37,772)
Valuation allowance	1,277,616	10,248
Other	52,529	42,046
Income tax expense (benefit)	$732,994	$(1,275,743)

Effective income tax expense (benefit) rate	75.6%	(51.0)%

The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	January 2, 2022	January 3, 2021

Deferred tax assets:
Net operating loss carry forward	$5,309,574	$4,757,408
Section 163j interest limitation	527,635	270,713
UEPH basis adjustments	569,429	569,429
Total deferred tax assets	6,406,638	5,597,550
Valuation allowance	(2,106,027)	(828,411)
Total deferred tax assets, net	4,300,611	4,769,139
Deferred tax liabilities:
Trademarks	(509,600)	(382,510)
Deferred gain	(238,826)	(183,801)
Capital allowances	(1,244,572)	(931,780)
Total deferred tax liabilities	(1,992,998)	(1,498,091)
Net deferred tax assets	$2,307,613	$3,271,048

Total deferred tax assets as of January 2, 2022 and January 3, 2021 of $6,406,638 and $5,597,550, respectively, includes $5,370,903 and $4,900,595, respectively, of carryforwards related to U.S. net operating losses and $1,035,735 and $696,955, respectively, of carryforwards resulting from U.K. losses. The $5,370,903 and $4,900,595 of deferred tax assets for U.S. losses and the $2,106,027 and $828,411 of valuation allowances against them as of January 2, 2022 and January 3, 2021, respectively, are included in other long-term assets. The $1,035,735 and $696,955 of deferred tax assets for U.K. losses are netted with deferred tax liabilities of $1,992,998 and $1,498,091, which are all related to U.K. tax. These amounts net to total deferred tax liabilities of $957,263 and $801,136, which are included in other long-term liabilities in the accompanying consolidated balance sheets as of January 2, 2022 and January 3, 2021, respectively

The Company has federal net operating loss carryforwards of approximately $16.4 million as of January 2, 2022, of which $11.7 million expire in years beginning 2023 through 2034 and $4.7 million may be carried forward indefinitely. The Company has state net operating loss carryforwards of approximately $14.2 million as of January 2, 2022, which also expire in years beginning 2023 through 2034. Additionally, the Company has foreign net operating loss carryforwards of approximately $2.8 million as of January 2, 2022, which have no expiration date.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 2, 2022 and January 3, 2021

The Company reduces its deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. In making its valuation allowance determinations, the Company considers all available positive and negative evidence affecting specific deferred tax assets, including past and anticipated future performance, the reversal of deferred tax liabilities, the length of carryback and carryforward periods, and the implementation of tax planning strategies. Management has determined that there is uncertainty as to the realization of a portion of the federal and state net operating loss carryforwards and has established a valuation allowance against them.

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

The accumulated postretirement benefit obligation, plan assets and accrued postretirement liability as of the plan's measurement date were as follows:

	January 2, 2022	January 3, 2021

Postretirement Benefit Liability - Health and Life	$2,676,221	$2,721,900
Less: Plan assets	-	-

Accrued postretirement benefit cost	2,676,221	2,721,900
Unrecognized net loss	77,138	154,662

Accumulated postretirement benefit obligation	2,753,359	2,876,562

Less: Current portion	(169,749)	(162,977)

Long-term Portion	$2,583,610	$2,713,585

For the years ended January 2, 2022 and January 3, 2021, the net postretirement benefit expense for the plan was comprised of interest cost of $54,504 and $74,758, respectively, on the projected benefit obligation. In addition, the postretirement benefit liability adjustment in other comprehensive income consisted of net actuarial gain of $77,524 for the year ended January 2, 2022 and net actuarial loss of $160,356 for the year ended January 3, 2021.

At January 2, 2022, there was $77,138 of unrecognized net actuarial losses in accumulated other comprehensive loss that had not yet been recognized as a component of net periodic benefit costs. At January 2, 2022, there was no amount of net actuarial losses in accumulated other comprehensive loss that was expected to be recognized as a component of net periodic benefit costs during 2022.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 2, 2022 and January 3, 2021

The significant assumptions used in determining the accumulated postretirement benefit obligation and net periodic benefit cost are as follows:

	January 2, 2022	January 3, 2021
Health Care Cost Trend Rates:
2021	4.00%	4.00%
Thereafter	4.00%	4.00%
Discount rate	2.38%	1.95%
Measurement Date	January 2, 2022	January 3, 2021

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

Employer and employee contributions to the plan were $100,183 and $807, respectively, during the year ended January 2, 2022 and $106,377 and $7,777, respectively, during the year ended January 3, 2021. Contributions to the plan are made each year based on estimated benefit payments to be paid out of the plan. Estimated benefit payments from the plan for each of the next five years, and in the aggregate for the five years thereafter, are as follows:

2022	$169,749
2023	170,296
2024	168,868
2025	169,443
2026	169,251
2027 - 2031	821,453

Total	$1,669,060

Postemployment Benefit Liability - Severance

The Company provides certain severance benefits for substantially all union employees who began their employment prior to 1986. Accounting standards for postemployment benefits require the Company to accrue the estimated cost of future severance payments during the years the employees provide services. The accrued postemployment benefit liability as of January 2, 2022 and January 3, 2021 was $3,261 and $6,054, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets. The accrued postemployment benefit liability was determined using discount rates of 2.38% and 1.95% as of January 2, 2022 and January 3, 2021, respectively.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 2, 2022 and January 3, 2021

NOTE 13 - Equity

The following table summarizes the Company’s common stock outstanding by class.

	January 2, 2022	January 3, 2021
Ordinary Common Stock	3,412,186	3,412,186
Class B Common Stock	323,820	323,820
Total	3,736,006	3,736,006

The Company's Class B Common Stock (“Class B”) has the same entitlement to dividends as they may be declared for the ordinary common stock. The holder of Class B was the holder of UGEP preferred stock that was converted to Class B on December 30, 2015. The Class B does not have any preference with respect to holders of other equity interests in the Company in the event of any liquidation, dissolution or winding up of the Company. Each share of Class B has the right to 22 votes on matters that come before the shareholders. Each share of Class B is convertible into one share of ordinary common stock at any time. The shares of Class B are not registered and do not trade in the open market.

Acquisition

On November 10, 2014, the Company acquired Uniroyal and UGEL, the holding company for UGL. Pursuant to the acquisition of Uniroyal, 200,000 units of Series A preferred units and 150,000 units of Series B preferred units of UEP Holdings, LLC, a wholly-owned subsidiary of the Company, were issued to the former owners of Uniroyal. Each of the UEP Holdings Series A and Series B preferred units have an issue price of $100 per unit or a total face value of $20,000,000 and $15,000,000, respectively. Prior to an amendment to the document that governs the UEPH Series A and Series B preferred units (discussed below), the owners of these preferred units were entitled to a preferred return in the form of quarterly dividends. The UEPH Series A preferred units were entitled to a preferred return of an amount per annum equal to five percent (5.00%) of the issue price of such UEPH Series A preferred unit. The UEPH Series B preferred units were entitled to a preferred return of an amount per annum equal to five and one half percent (5.50%) of the issue price of such UEPH Series B preferred unit, increasing by one half percent (0.50%) on the first anniversary of the effective date and by an additional one half percent (0.50%) on each successive anniversary of the effective date thereafter, up to a maximum of eight percent (8.00%) on the fifth anniversary of the effective date. As of January 2, 2022, the preferred return percentage of the UEPH Series B preferred units was 8.0%. The UEPH Series A and B preferred units are primarily owned by the Company’s majority shareholder.

In a separate transaction, the Company also purchased all of the outstanding 50 common shares of UGEL, a U.K. limited company, for 100 shares of its common stock and its guaranty of outstanding UGEL preferred stock retained by the seller, having a liquidation preference of €17,699,314 (approximately $20,046,243). As part of the transaction, 50 shares of the UGEL common stock held by the seller had been converted and reclassified as preferred shares. Prior to an amendment to the document that governs the UGEL preferred stock (discussed below), the owner of this preferred stock was entitled to a quarterly dividend payment of €221,241 (approximately $261,657). These shares of preferred stock are owned by the Company’s majority shareholder.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 2, 2022 and January 3, 2021

Quarterly preferred dividend payments on UEPH Series A and Series B preferred units and UGEL preferred stock (collectively “preferred shares”) were deferred beginning with the three months ended December 29, 2019 through the three months ended October 3, 2021. During the third quarter of 2021, the owners of the preferred shares (“preferred shareholders”) agreed to an amendment to the documents that govern the dividends (“amended documents”) whereby the accrued dividends were forgiven. In addition, under the amended documents, the preferred shareholders are no longer entitled to a quarterly dividend until such time as the Company declares a dividend payable.

The Company accounted for the dividend forgiveness as an extinguishment of debt between related parties per ASC 470, “Debt”. As a result, the total balance of accrued dividends of approximately $6,100,000 was derecognized as of October 3, 2021. The amendments to remove the entitlement of a quarterly 5%, 8% and €221,241 (approximately $261,657) dividend (“entitlement amendments”) relating to the preferred shares were considered not significant and, therefore, were considered a modification rather than an extinguishment per ASC 470. The entitlement amendments were considered not significant since the change in the fair values of the preferred shares after the amendments compared to the fair values of the preferred shares immediately before the amendments was less than 10% as management determined that the entitlement amendments resulted in a reduction of fair value of the preferred shares. Per ASC 718, “Compensation – Stock Compensation”, the reduction of fair value of the preferred shares in this modification had no accounting impact (i.e., recognition of a gain).

NOTE 14 - Income (Loss) Per Common Share

The calculation of diluted earnings per share for the year ended January 2, 2022 excluded options (as provided under the Company’s 2015 Stock Option Plan) to purchase 133,050 shares of common stock because the options’ weighted average exercise price of $14.04 per share was greater than the average market price of the common shares. Due to the net loss allocable to common shareholders for the year ended January 3, 2021, the calculations of basic and diluted loss per share were the same since including options to purchase shares of the Company’s common stock in the calculation of diluted loss per share would have been anti-dilutive. However, if diluted earnings per share had been reported for the year ended January 3, 2021, the calculation would have excluded options to purchase 139,300 shares of common stock because the options’ weighted average exercise price of $14.02 per share was greater than the average market price of the common shares.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 2, 2022 and January 3, 2021

NOTE 15 - Leases

The Company has operating leases for equipment and office facilities and finance leases for equipment. These leases expire at various dates from January 2022 through March 2039.

The components of lease expense for the years ended January 2, 2022 and January 3, 2021 are as follows:

	Years Ended
	January 2, 2022	January 3, 2021

Operating lease expense	$981,712	$993,636

Finance lease expense:
Amortization of right-of-use assets	$80,113	$208,859
Interest on lease liabilities	16,673	30,635
Total finance lease expense	$96,786	$239,494

Cash paid for amounts included in the measurement of lease liabilities for the years ended January 2, 2022 and January 3, 2021 are as follows:

	Years Ended
	January 2, 2022	January 3, 2021

Operating cash flows from operating leases	$1,024,968	$882,709
Operating cash flows from finance leases	$16,673	$30,635
Financing cash flows from finance leases	$258,065	$363,205

Right-of-use assets obtained in exchange for lease obligations for the years ended January 2, 2022 and January 3, 2021 are as follows:

	Years Ended
	January 2, 2022	January 3, 2021

Operating leases	$-	$-
Finance leases	$11,986	$-

Supplemental balance sheet and other information related to operating leases are as follows:

	January 2, 2022	January 3, 2021
Operating leases:
Operating lease right-of-use assets, net	$5,626,542	$6,242,736
Operating lease liabilities, current portion (1)	$419,001	$440,386
Operating lease liabilities, less current portion	5,391,395	5,893,268
Total operating lease liabilities	$5,810,396	$6,333,654
Weighted average remaining lease term	15.5 years	15.7 years
Weighted average discount rate	7.35%	7.26%

(1)	Included in accrued expenses and other liabilities in the consolidated balance sheets.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 2, 2022 and January 3, 2021

Supplemental balance sheet and other information related to finance leases are as follows:

	January 2, 2022	January 3, 2021
Finance leases:
Property and equipment, net	$911,833	$1,084,394
Current maturities of finance lease liabilities	$210,007	$257,298
Finance lease liabilities, less current portion	36,372	235,116
Total finance lease liabilities	$246,379	$492,414
Weighted average remaining lease term	1.1 years	1.8 years
Weighted average discount rate	4.75%	4.56%

Maturities of operating and finance lease liabilities as of January 2, 2022 are as follows:

	Operating Leases	Finance Leases
2022	$832,815	$216,869
2023	658,939	29,578
2024	539,364	4,042
2025	525,470	3,001
2026	525,470	2,001
Thereafter	7,192,642	-
Total lease payments	10,274,700	255,491
Less: Interest	(4,464,304)	(9,112)
Total lease liabilities	$5,810,396	$246,379

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 2, 2022 and January 3, 2021

NOTE 16 - Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss were as follows:

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustments	Total
Balance at December 29, 2019	$5,694	$(1,303,133)	$(1,297,439)

Other comprehensive (loss) income	(160,356)	186,474	26,118

Balance at January 3, 2021	(154,662)	(1,116,659)	(1,271,321)

Other comprehensive income (loss)	77,524	(77,686)	(162)

Balance at January 2, 2022	$(77,138)	$(1,194,345)	$(1,271,483)

NOTE 17 - Retirement Plans

The Company has a 401(k) plan which covers substantially all non-union U.S. employees. The Company contributions to this plan included in expense were $90,000 and $0 for the years ended January 2, 2022 and January 3, 2021, respectively.

The U.K. employees are covered by a separate plan which meets the statutory minimum requirements and provides that the Company will contribute a percentage of the employee’s compensation based on the percentage contributed to the plan by the employee. Employees may opt out of the plan if they do not want to contribute the minimum required amount. Generally, for salaried employees hired prior to July 2015, the Company will contribute 8% if the employee contributes the minimum required amount of 5%. For all salaried employees hired after June 2015 and all wage employees, the Company will contribute 3% if the employee contributes the minimum required amount of 5%. The Company made contributions of £218,261 ($299,987) and £175,134 ($224,898) to the U.K. plan for the years ended January 2, 2022 and January 3, 2021, respectively.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 2, 2022 and January 3, 2021

NOTE 18 - Concentrations

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

Major Customers

Sales to ten industry suppliers accounted for 44.8% and 46.3% of total Company sales during the years ended January 2, 2022 and January 3, 2021, respectively. Accounts receivables from these customers totaled 53.7% and 56.6% of receivables as of January 2, 2022 and January 3, 2021, respectively.

Major Suppliers

The Company purchases a significant quantity of its raw materials from certain major suppliers. Management believes this concentration does not pose a significant risk to the Company's operations as other suppliers are readily available. See Item 1 for further discussion.

NOTE 19 - Related Party Transactions

The Company has debt and finance leases to a related party. See Note 10 for further discussion.

Related party receivable of $453 and $907 at January 2, 2022 and January 3, 2021, respectively, were short-term advances to employees that were repaid after January 2, 2022 and January 3, 2021, respectively.

The Company’s chief financial officer, who is also on the Company’s Board of Directors, does not have a written employment agreement and works on a part-time basis for the Company. The Company expensed $24,000 as a consulting fee to a company controlled by him in each of the years ended January 2, 2022 and January 3, 2021. There was $19,750 and $14,000 in accrued expenses relating to this fee at January 2, 2022 and January 3, 2021, respectively.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended January 2, 2022 and January 3, 2021

NOTE 20 - Revenue

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

The following table sets forth revenue disaggregated by the Company’s automotive and industrial sectors for the years ended January 2, 2022 and January 3, 2021:

	Years Ended
	January 2, 2022	January 3, 2021
Revenue by sector:
Automotive	$42,197,558	$35,906,304
Industrial	29,507,437	24,312,051
Total Revenue	$71,704,995	$60,218,355

The following table sets forth revenue disaggregated by the geographic locations of the Company’s customers for the years ended January 2, 2022 and January 3, 2021:

	Years Ended
	January 2, 2022	January 3, 2021
Revenue by customer location:
North America	$37,225,243	$30,604,611
Europe	30,350,907	25,733,859
Asia	3,471,872	3,311,849
Other	656,973	568,036
Total Revenue	$71,704,995	$60,218,355

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 2, 2022.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 2, 2022, the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting as discussed below.

In light of the conclusion that our internal disclosure controls are ineffective as of January 2, 2022, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this annual report. Accordingly, the Company believes, based on its knowledge, that: (i) this annual report does not contain any untrue statement of a material fact or omit a material fact; and (ii) the financial statements, and other financial information included in this annual report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this annual report.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework published in 2013. Based on this assessment, and on those criteria, management concluded that, as of January 2, 2022, the Company’s internal control over financial reporting was not effective as a result of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that material misstatements of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified the following material weakness:

Ineffective monitoring controls due to the lack of resources to provide sufficient analysis of certain accounts.

Management is committed to maintaining a strong internal control environment. In response to the identified material weakness, management, with the oversight of the Audit Committee, has taken actions toward the remediation of the respective material weakness in internal control over financial reporting, which includes adopting sufficient written policies and procedures for accounting and financial reporting.

The Audit Committee and management will continue to monitor the implementation of these remediation measures and the effectiveness of the Company’s internal controls over financial reporting on an ongoing basis.

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

Changes in Internal Controls over Financial Reporting

During the year ended January 2, 2022, except as disclosed above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d–15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company

Information required by this Item concerning the Company’s directors and all persons nominated for election as directors at the Company’s Annual Meeting of Stockholders (the “2022 Annual Meeting”)  will be included in the section of  the Company’s Definitive Proxy Statement in connection with our 2022 Annual Meeting (the “2022 Proxy Statement”) , which will be filed with the SEC within 120 days after our fiscal year end of January 2, 2022,  entitled “Election of Directors”  and is incorporated herein by reference.  Information required by this Item concerning the Company’s executive officers will be set forth in the section of our 2022 Proxy Statement entitled “Executive Officers and Significant Employees” and is incorporated herein by reference.

Corporate Governance

Information required by this Item concerning the Audit Committee and the Audit Committee’s financial expert will be included in the section of our 2022 Proxy Statement entitled “Committees of the Board of Directors” and is incorporated herein by reference.

Section 16(a) Compliance

Information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be included in the section of our 2022 Proxy Statement entitled “Compliance with Section 16(a) of the Exchange Act” and is incorporated herein by reference.

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

Information required by this Item will be included in the sections of our 2022 Proxy Statement entitled “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management will be included in the section of our 2022 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item concerning certain relationships and related transactions and director independence will be included in the section of our 2022 Proxy Statement entitled “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item concerning principal accounting fees and services will be included in the section of our 2022 Proxy Statement entitled “Fees Paid to Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The exhibits filed or furnished with this annual report are shown on the Exhibit Index that follows the signatures to this annual report, which index is incorporated herein by reference.

Financial Statement Schedules

None.

61

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Dated: April 1, 2022	By:	/s/ Howard R. Curd
Howard R. Curd
Chief Executive Officer

Dated: April 1, 2022	By:	/s/ Edmund C. King
Edmund C. King
Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned hereby constitutes and appoints Edmund C. King as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and on his behalf to sign, execute and file this annual report on Form 10-K and any or all amendments without limitation to this annual report, and to file the same, with all exhibits thereto and any and all documents required to be filed with respect therewith, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises in order to effectuate the same as fully to all intents and purposes as he might or could do if personally present, hereby ratifying and confirming all that such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 1, 2022	/s/ Howard R. Curd
Howard R. Curd, Chief Executive Officer, Co-Chairman

Dated: April 1, 2022	/s/ Edmund C. King
Edmund C. King, Chief Financial Officer, Co-Chairman

Dated: April 1, 2022	/s/ John E. Scates
John E. Scates, Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement of Merger and Plan of Reorganization dated 2/25/02 by and among SmartGate Inc., SmartGate/RadioMetrix Acquisition Corp. and Radio Metrix Inc., Letter of Clarification, and Amendment dated as of April 24, 2003 (Incorporated by reference to Form 10-KSB filed on June 23, 2003.)
3.1	Amended and Restated Articles of Incorporation of Invisa, Inc. (Incorporated by reference to Form 8-K filed on July 16, 2015.)
3.2	Amended and Restated Articles of Incorporation of Uniroyal Global Engineered Products, Inc. (Incorporated by reference to Form 8-K filed on July 16, 2015)
3.3	Amended and Restated Bylaws of Invisa, Inc. (Incorporated by reference to Form 10-K filed on March 30, 2015.)
4.1	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock dated August 16, 2004 (Incorporated by reference to Form 10-QSB filed on August 23, 2004.)
4.2	Amended and Restated Certificate of Designations of Preferences and Rights of Series B of Convertible Preferred Stock of Invisa, Inc. dated January 11, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
4.3	Certificate of Designations of Preferences and Rights of Series C Convertible Stock dated December 22, 2008 (Incorporated by reference to Form 8-K filed on January 13, 2009.)
4.4	Second Amended and Restated Certificate of Designations and Preferences and Rights of Series A Convertible Preferred Stock dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
4.5	Second Amended and Restated Certificate of Designations and Preferences and Rights of Series B Convertible Preferred Stock dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
4.6	Amended and Restated Certificate of Designations and Preferences and Rights of Series C Convertible Preferred Stock dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
4.7	Third Amended and Restated Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock (Incorporated by reference to w Form 8-K filed on May 5, 2014.)
4.8	Third Amended and Restated Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock (Incorporated by reference to w Form 8-K filed on May 5, 2014.)
4.9	Second Amended and Restated Certificate of Designations of Preferences and Rights of Series C Convertible Preferred Stock (Incorporated by reference to w Form 8-K filed on May 5, 2014.)
4.10	Uniroyal Global Engineered Products, Inc. 2015 Stock Option Plan (Amended and Restated effective July 30, 2015) (Incorporated by reference to Form 10-Q filed on August 5, 2015)
4.11 *	Description of Registered Securities
10.1	SDR Metro Inc. letter extension agreement (Incorporated by reference to Form 10-KSB filed on April 14, 2004.)
10.2	SDR Metro Inc. confirmation letter agreement (Incorporated by reference to Form 10-KSB filed on April 14, 2004.)
10.3	Subscription Agreement for issuance of 22,000 shares of Series A Convertible Preferred Stock and Common Stock Warrants (Incorporated by reference to Form 10-QSB filed on August 23, 2004.)
10.4	Registration Rights Agreement (Incorporated by reference to Form 10-QSB filed on August 23, 2004.)
10.5	Opinion of counsel regarding legality of Common Stock (Incorporated by reference to Form S-8 filed on August 14, 2006.)
10.6	UCC Financing Statements (Incorporated by reference to Form 8-K/A filed on October 18, 2006.)
10.7	Schedule of Advances: Permitted Payments (Incorporated by reference to Form 8-K/A filed on October 18, 2006.)
10.8	Forbearance and Modification agreement dated July 27, 2007 (Incorporated by reference to Form 10-QSB filed on November 14, 2007.)
10.9	Senior Secured Promissory Note dated November 9, 2007 (Incorporated by reference to Form 10-QSB filed on November 14, 2007.)
10.10	Senior Secured Promissory Note dated February 28, 2007 (Incorporated by reference to Form 8-K filed on March 12, 2007.)
10.11	General Security Agreement dated February 28, 2007 (Incorporated by reference to Form 8-K filed on March 12, 2007.)
10.12	Agreement dated February 28, 2007 with creditors agreeing to delivery of Senior Secured Promissory Note (Incorporated by reference to Form 8-K filed on March 12, 2007.)
10.13	Forbearance and Modification Agreement (Incorporated by reference to Form 10-QSB filed on November 14, 2007.)
10.14	Audit Committee Charter (Incorporated by reference to Form 10-KSB filed on April 14, 2008.)
10.15	Senior Secured Promissory Note date March 28, 2008 (Incorporated by reference to Form 10-KSB filed on April 14, 2008.)

10.16	Forbearance and Modification Agreement dated March 28, 2008 (Incorporated by reference to Form 10-KSB filed on April 14, 2008.)
10.17	Extension of Promissory Note dated April 11, 2008 (Incorporated by reference to Form 10-KSB filed on April 14, 2008.)
10.18	Senior Secured Promissory Note dated July 1, 2008 (Incorporated by reference to Form 8-K filed on July 30, 2008.)
10.19	Forbearance and Modification Agreement dated June 1, 2008 (Incorporated by reference to Form 8-K filed on July 30, 2008.)
10.20	Note and Share Exchange Agreement dated July 31, 2008 (Incorporated by reference to Form 8-K filed on January 13, 2009.)
10.21	Senior Secured Promissory Note dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.22	Senior Secured Promissory Note (Line of Credit) dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.23	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.24	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.25	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.26	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.27	Note Extension Agreement dated March 24, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.28	Terms of Exchange dated January 11, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.29	Letter Term Sheet and Consent Documents dated January 11, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.30	Share Exchange Agreement dated January 11, 2010 (Incorporated by reference to Form 10-K filed on March 31, 2010.)
10.31	Debt Conversion Agreement dated November 4, 2010 (Incorporated by reference to Form 10-Q filed on November 5, 2010.)
10.32	Maturity Extension Agreement dated November 4, 2010 (Incorporated by reference to Form 10-Q filed on November 5, 2010.)
10.33	Note Extension Agreement (note 4) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.34	Note Extension Agreement (note 5) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.35	Note Extension Agreement (note 6) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.36	Note Extension Agreement (note 7) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.37	Senior Secured Promissory Note (note 8) dated December 31, 2011 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.38	Senior Secured Line of Credit Promissory Note (note 9) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on March 30, 2012.)
10.39	Senior Secured Promissory Note (note 10) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.40	Note Extension Agreement (note 4) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.41	Note Extension Agreement (note 5) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.42	Note Extension Agreement (note 6) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.43	Note Extension Agreement (note 7) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.44	Note Extension Agreement (note 9) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.45	Note Extension Agreement (note 8) dated December 31, 2012 (Incorporated by reference to Form 10-K filed on February 21, 2013.)
10.46	Agreement dated March 7, 2014 to extend maturity date of Senior Secured Notes (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.47	Agreement to Extend Line of Credit dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.48	Note Extension Agreement (Note 4) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.49	Note Extension Agreement (Note 5) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)

10.50	Note Extension Agreement (Note 6) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.51	Note Extension Agreement (Note 7) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.52	Note Extension Agreement (Note 8) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.53	Note Extension Agreement (Note 10) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.54	Note Extension Agreement (Note 11) dated March 7, 2014 (Incorporated by reference to Form 8-K filed on March 10, 2014.)
10.55	Share Contribution Agreement, dated November 10, 2014, by and between Invisa, Inc. and Howard R. Curd (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.56	Asset Contribution Agreement, dated November 10, 2014, between Invisa, Inc. and UEP Holdings, LLC (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.57	Contribution Agreement, dated November 10, 2014, by and among Invisa, Inc., a Nevada corporation, UEP Holdings, LLC, a Delaware limited liability company, Howard R. Curd, Howard F. Curd, George Sanchez, Mark Kunz and Ted Torres (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.58	Certificate of Formation of UEP Holdings, LLC, dated November 10, 2014 (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.59	Limited Liability Company Agreement for UEP Holdings, LLC, dated November 10, 2014(Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.60	Amended and Restated Limited Liability Company Agreement, dated November 10, 2014, among UEP Holdings, LLC, Invisa, Inc., Howard R. Curd, Howard F. Curd, George Sanchez, Mark Kunz and Ted Torres (Incorporated by reference to Form 8-K filed on November 10, 2014.)
10.61	Guaranty in favor of Lloyds Bank Commercial Finance Limited (Incorporated by reference to Form 8-K filed on January 20, 2015.)
10.62	Agreement dated December 31, 2014 with Centurian Investors, Inc. to consolidate loan (Incorporated by reference to Form 10-K filed on March 30,2015)
10.63	Senior Secured Promissory Note dated December 31,2014 (Incorporated by reference to Form 10-K filed on March 30,2015)
10.64	Amendment to General Security Agreement dated December 31,2014 (Incorporated by reference to Form 10-K filed on March 30,2015)
10.65	Amendment to Senior Secured Promissory Note dated October 1, 2017
10.66	Amendment to Senior Secured Promissory Note dated December 15, 2018
10.67	Amendment to Senior Secured Promissory Note dated March 20, 2020
10.68	Amendment to Senior Secured Promissory Note dated March 26, 2021
14.1	Uniroyal Global Engineered Products, Inc. Code of Business Conduct and Ethics (Incorporated by reference to Form 8-K filed July 1, 2015)
21.1 *	Subsidiaries of the Company
23.1 *	Consent of Frazier & Deeter, LLC
31.1 *	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350.
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350.
101	Inline Interactive Data File
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH *	Inline XBRL Taxonomy Extension Schema Document **
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document **
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document **
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

______________

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.