Form 10-Q
period 2022-04-03
UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.
filed 2022-05-13
CIK 1172706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2022
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

As of May 2, 2022, the issuer had 3,412,186 shares of ordinary Common Stock, $0.001 par value, and 323,820 shares of Class B Common Stock, $0.001 par value, outstanding.

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

PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Uniroyal Global Engineered Products, Inc.

Consolidated Balance Sheets

	(Unaudited)

ASSETS	April 3, 2022	January 2, 2022
CURRENT ASSETS
Cash and cash equivalents	$324,499	$444,973
Accounts receivable, net	11,692,484	8,561,227
Inventories, net	24,142,917	21,840,404
Other current assets	2,503,150	2,196,322
Related party receivable	34,766	453
Total Current Assets	38,697,816	33,043,379

PROPERTY AND EQUIPMENT, NET	16,437,509	17,047,606
OPERATING LEASE RIGHT-OF-USE ASSETS, NET	5,367,004	5,626,542

OTHER ASSETS
Intangible assets	3,277,356	3,336,068
Goodwill	1,079,175	1,079,175
Other long-term assets	4,463,198	4,322,855
Total Other Assets	8,819,729	8,738,098
TOTAL ASSETS	$69,322,058	$64,455,625

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued in excess of bank balance	$242,011	$76,134
Lines of credit	21,443,596	17,816,919
Current maturities of long-term debt	3,489,646	2,365,905
Current maturities of finance lease liabilities	165,828	210,007
Accounts payable	11,379,971	8,959,467
Accrued expenses and other liabilities	3,829,926	3,658,612
Current maturities of related party finance lease liabilities	172,278	167,389
Current portion of postretirement benefit liability - health and life	169,749	169,749
Total Current Liabilities	40,893,005	33,424,182

LONG-TERM LIABILITIES
Long-term debt, less current portion	5,273,656	6,854,257
Finance lease liabilities, less current portion	21,288	36,372
Operating lease liabilities, less current portion	5,158,797	5,391,395
Related party finance lease liabilities, less current portion	2,300,866	2,344,239
Long-term debt to related parties	4,216,566	4,216,566
Postretirement benefit liability - health and life, less current portion	2,572,371	2,583,610
Other long-term liabilities	937,735	960,526
Total Long-Term Liabilities	20,481,279	22,386,965
Total Liabilities	61,374,284	55,811,147

STOCKHOLDERS' EQUITY
Preferred units, Series A UEP Holdings, LLC, 20,000,000 units authorized; 200,000 units issued and outstanding ($100 issue price)	617,571	617,571
Preferred units, Series B UEP Holdings, LLC, 15,000,000 units authorized; 150,000 units issued and outstanding ($100 issue price)	463,179	463,179
Preferred stock, Uniroyal Global (Europe) Limited, 50 shares issued and outstanding ($1.51 stated value)	75	75
Common stock, 95,000,000 shares authorized ($.001 par value) 3,736,006 shares issued and outstanding as of April 3, 2022 and January 2, 2022	3,736	3,736
Additional paid-in capital	35,290,590	35,290,590
Accumulated deficit	(27,004,546)	(26,459,190)
Accumulated other comprehensive loss	(1,422,831)	(1,271,483)
Total Stockholders' Equity	7,947,774	8,644,478
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$69,322,058	$64,455,625

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	April 3, 2022	April 4, 2021

NET SALES	$20,070,551	$21,896,001

COST OF GOODS SOLD	17,405,495	18,658,664

Gross Profit	2,665,056	3,237,337

OPERATING EXPENSES:
Selling	724,321	898,712
General and administrative	1,800,218	1,579,027
Research and development	389,108	327,458
Total Operating Expenses	2,913,647	2,805,197

Operating (Loss) Income	(248,591)	432,140

OTHER (EXPENSE) INCOME:
Interest expense	(438,508)	(403,746)
Funding from Paycheck Protection Program	-	838,864
Other (expense) income	(14,396)	206,304
Net Other (Expense) Income	(452,904)	641,422

(LOSS) INCOME BEFORE TAX (BENEFIT) PROVISION	(701,495)	1,073,562

TAX (BENEFIT) PROVISION	(156,139)	37,561

NET (LOSS) INCOME	(545,356)	1,036,001

Preferred stock dividend	-	(816,414)

NET (LOSS) INCOME ALLOCABLE TO COMMON SHAREHOLDERS	$(545,356)	$219,587

(LOSS) EARNINGS PER COMMON SHARE:
Basic and Diluted	$(0.15)	$0.06
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	3,736,006	3,736,006

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended
	April 3, 2022	April 4, 2021

NET (LOSS) INCOME	$(545,356)	$1,036,001

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment	(151,348)	56,174
OTHER COMPREHENSIVE (LOSS) INCOME	(151,348)	56,174

COMPREHENSIVE (LOSS) INCOME	(696,704)	1,092,175

Preferred stock dividend	-	(816,414)

COMPREHENSIVE (LOSS) INCOME TO COMMON SHAREHOLDERS	$(696,704)	$275,761

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	UEPH Series A		UEPH Series B		UGEL Preferred		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
For the Three Months Ended
April 4, 2021
Balance January 3, 2021	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$3,736	$35,290,590	$(28,734,670)	$(1,271,321)	$6,369,160
Net income	-	-	-	-	-	-	-	-	-	1,036,001	-	1,036,001
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	56,174	56,174
Preferred stock dividend	-	-	-	-	-	-	-	-	-	(816,414)	-	(816,414)
Balance April 4, 2021	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$3,736	$35,290,590	$(28,515,083)	$(1,215,147)	$6,644,921

For the Three Months Ended
April 3, 2022
Balance January 2, 2022	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$3,736	$35,290,590	$(26,459,190)	$(1,271,483)	$8,644,478
Net loss	-	-	-	-	-	-	-	-	-	(545,356)	-	(545,356)
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(151,348)	(151,348)
Balance April 3, 2022	200,000	$617,571	150,000	$463,179	50	$75	3,736,006	$3,736	$35,290,590	$(27,004,546)	$(1,422,831)	$7,947,774

See accompanying notes to the consolidated financial statements.

Uniroyal Global Engineered Products, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES	April 3, 2022	April 4, 2021

Net (loss) income	$(545,356)	$1,036,001
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	569,138	619,375
Deferred tax (benefit) provision	(156,139)	37,062
Amortization of debt issuance costs	30,163	6,633
Loss on disposal of property and equipment	7,396	23,083
Funding from Paycheck Protection Program recognized as income	-	(838,864)
Deferred interest on loan from Main Street Lending Program	-	24,242
Noncash lease adjustment	23,391	24,060
Changes in assets and liabilities:
Accounts receivable	(3,290,761)	(3,048,143)
Inventories	(2,526,727)	(784,585)
Other current assets	(362,850)	(176,348)
Related party receivable	(34,313)	(29,366)
Other long-term assets	(1,914)	11,500
Accounts payable	2,543,264	1,032,380
Accrued expenses and other liabilities	236,696	280,844
Postretirement benefit liability - health and life	(11,239)	(12,508)
Cash used in operating activities	(3,519,251)	(1,794,634)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(186,177)	(202,778)
Payments on life insurance policies	(11,941)	(49,901)
Cash used in investing activities	(198,118)	(252,679)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in checks issued in excess of bank balance	165,877	(166,621)
Net advances on lines of credit	3,843,578	782,781
Payments on long-term debt	(347,642)	(314,631)
Proceeds from issuance of long-term debt - Paycheck Protection Program	-	2,000,000
Proceeds from issuance of long-term debt - other	38,290	-
Payments on finance lease liabilities	(59,262)	(72,812)
Payments on related party obligations	(38,483)	(34,302)
Cash provided by financing activities	3,602,358	2,194,415
Net change in cash and cash equivalents	(115,011)	147,102
Cash and cash equivalents - beginning of period	444,973	1,656,882
Effects of currency translation on cash and cash equivalents	(5,463)	16,520

CASH AND CASH EQUIVALENTS - END OF PERIOD	$324,499	$1,820,504

See Note 2 for noncash transactions and supplemental disclosure of cash flow information.

See accompanying notes to the consolidated financial statements.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Notes to Consolidated Financial Statements

April 3, 2022

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared based upon U.S. Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Therefore, they do not include all information and footnote disclosures necessary for a complete presentation of the Company’s financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. Uniroyal Global filed audited consolidated financial statements as of and for the fiscal years ended January 2, 2022 and January 3, 2021 which included all information and notes necessary for such complete presentation in conjunction with its 2021 Annual Report on Form 10-K.

The results of operations for the interim period ended April 3, 2022 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended January 2, 2022, which are contained in the Company’s 2021 Annual Report on Form 10-K.

The Company and its subsidiaries use a 52/53-week fiscal year ending on the Sunday nearest to December 31. The current year ending January 1, 2023 and the prior year ended January 2, 2022 are 52-week years. The Company’s U.K. subsidiaries use the calendar year end of December 31. The activity of the U.K. subsidiaries that occurs on the days that do not coincide with the Company’s year-end is not material.

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of April 3, 2022 and the results of operations, comprehensive (loss) income and cash flows for the interim periods ended April 3, 2022 and April 4, 2021.

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

Significant Accounting Policies

For a discussion of Uniroyal Global’s significant accounting policies, refer to Note 1 – “Basis of Presentation and Summary of Significant Accounting Policies” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

Coronavirus (COVID-19) Impact Update

The coronavirus pandemic (“COVID-19”) and its related disruption of the supply chain has had an impact on markets the Company serves, its operations and liquidity. Since COVID-19 is a continually evolving situation, the Company cannot predict the long-term impact it will have on the economy or the Company’s business. The impact could have a material adverse effect on the Company’s financial position, results of operations and cash flows, which may require the Company to obtain additional financing. The Company continues to pursue supplementary cash flow opportunities, as discussed briefly below and in more detail in Notes 9 and 10.

Through the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”) under the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”), the Company’s U.S. operations received $2,000,000 in March 2021 in funds from One Community Bank. The Company used all proceeds from the PPP loan for allowable expenses (as defined in the PPP loan) and applied for forgiveness of the PPP loan in accordance with the terms of the CARES Act. In August 2021, the Company was notified that all of its PPP Loan was forgiven. See Note 9 for further discussion.

For the remaining nine months of fiscal year 2022 and the first three months of fiscal year 2023, the Company’s majority shareholder waived the interest expense and associated payments on the Company’s related party finance leases with him and the Company’s $2,000,000 senior subordinated promissory notes issued to him. See Note 10 for further discussion. In addition, executive officers of the Company agreed to a reduction in their salaries over the same time period. The total amount of cost savings will be approximately $731,000 for fiscal year 2022 and $244,000 for fiscal year 2023 which will provide additional liquidity to the Company.

In addition, under amended documents that govern the preferred stock dividends, the preferred shareholders are no longer entitled to a quarterly dividend until such time as the Company declares a dividend payable. To preserve cash, quarterly preferred dividends were not declared on UEPH Series A and Series B preferred units and UGEL preferred stock during the three months ended April 3, 2022. Also to preserve cash, quarterly preferred dividend payments were deferred beginning with the three months ended December 29, 2019 through the three months ended April 4, 2021.

Legal Proceedings

In April 2021, a fine of £120,000 ($166,026) was imposed on the Company related to an incident in which an employee was injured in the course of his employment. At the end of the second quarter of 2021, the Company began making monthly payments for this fine in order to have it paid in full by the October 2022 due date. The accrual related to the fine was £46,856 ($61,543) and £69,356 ($93,484) as of April 3, 2022 and January 2, 2022, respectively, and was included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

2.	Noncash Transactions and Supplemental Disclosure of Cash Flow Information

The following is supplemental disclosure of cash paid for the three months ended:

	April 3, 2022	April 4, 2021

Interest	$439,424	$397,515

3.	Fair Value of Financial Instruments

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

For the three months ended April 3, 2022, there have been no changes in the application of valuation methods applied to similar assets and liabilities.

4.	Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while the capital accounts are translated at the historical rate for the date they were recognized. Revenues and expenses are translated at the weighted average exchange rates during the year. The resulting translation gains and losses on assets and liabilities are recorded in accumulated other comprehensive loss and are excluded from net income until realized through a sale or liquidation of the foreign subsidiaries. Transaction gains and losses generated from the remeasurement of assets and liabilities denominated in currencies other than the functional currency of the Company’s foreign operations are included in other (expense) income in the accompanying consolidated statements of operations.

5.	Inventories

Inventories consist of the following:

	April 3, 2022	January 2, 2022

Raw materials	$7,325,007	$7,595,155
Work-in-process	6,769,864	5,501,493
Finished goods	12,359,676	11,043,667
	26,454,547	24,140,315
Less: Allowance for inventory obsolescence	(2,311,630)	(2,299,911)

Total Inventories, net	$24,142,917	$21,840,404

6.	Other Long-term Assets

Other long-term assets consist of the following:

	April 3, 2022	January 2, 2022

Deferred tax asset, net	$3,422,999	$3,264,876
Life insurance policies, net of policy loans	392,230	380,289
Debt issuance costs	250,816	281,049
Other	397,153	396,641

Total Other Long-term Assets	$4,463,198	$4,322,855

7.	Other Long-term Liabilities

Other long-term liabilities consist of the following:

	April 3, 2022	January 2, 2022

Deferred tax liability	$934,472	$957,263
Other	3,263	3,263

Total Other Long-term Liabilities	$937,735	$960,526

8.	Lines of Credit

The Company’s Uniroyal subsidiary has available a $15,000,000 revolving line of credit financing agreement with Wells Fargo Capital Finance, LLC (“Uniroyal Line of Credit”), which matures on June 15, 2023. Interest is payable monthly at the Eurodollar rate plus 2.25% or Wells Fargo Capital Finance, LLC's prime rate (“WF Prime”) at the Company's election on outstanding balances up to $6,000,000 and WF Prime on amounts in excess of $6,000,000. The line of credit weighted average interest rate including unused facility fees was approximately 3.41% as of April 3, 2022. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable, inventories and equipment. The line of credit is secured by substantially all of Uniroyal's assets and includes certain financial and restrictive covenants. The Company was in compliance with these covenants as of April 3, 2022.

The outstanding balance on the Uniroyal Line of Credit was $12,635,149 and $11,400,409 as of April 3, 2022 and January 2, 2022, respectively. The Company has classified the outstanding balance on the line of credit within current liabilities in the accompanying consolidated balance sheets. Based upon eligible accounts receivable, inventories and equipment at April 3, 2022, the Uniroyal Line of Credit provided additional availability of approximately $394,000 and, combined with its total cash balance of $111,728, Uniroyal had liquidity of approximately $506,000 as of April 3, 2022.

UGL has available an £11,000,000 (approximately $14.4 million) revolving line of credit financing agreement with PNC Business Credit (‘‘UGL Line of Credit”), which is subject to a three-month notice by either party after a minimum term of three years. Interest is payable monthly at the Bank of England Base Rate (“BoE Base”) plus 2.25%-3.00%. The line of credit weighted average interest rate was approximately 2.72% as of April 3, 2022. Borrowings on the line of credit are subject to the underlying borrowing base specified in the agreement. The underlying borrowing base is currently determined based upon eligible accounts receivable and inventories. The line of credit is secured by substantially all of UGL’s assets and includes certain financial and restrictive covenants. The Company was in compliance with these covenants as of April 3, 2022 except for the ratio of Earnings before interest, taxes, depreciation and amortization (“EBITDA”) to debt service charges, which was less than the required minimum of 1.15 to 1. PNC Business Credit is in the process of reviewing an amendment to revise the covenant calculation to more closely align with the current business environment.

The outstanding balance on the UGL Line of Credit was £6,706,359 and £4,760,432 ($8,808,447 and $6,416,510) as of April 3, 2022 and January 2, 2022, respectively. The Company has classified the outstanding balance on the line of credit within current liabilities in the accompanying consolidated balance sheets. Based upon eligible accounts receivable and inventories at April 3, 2022, the UGL Line of Credit provided additional availability of approximately $121,000 and, combined with its total cash balance of $205,067, UGL had liquidity of approximately $326,000 as of April 3, 2022.

9.	Long-term Debt

Long-term debt consists of the following:

	Interest Rate	April 3, 2022	January 2, 2022

Notes Payable
Wells Fargo Capital Finance, LLC	WF Prime	$366,567	$471,299
Automotive lenders	0.0%	3,538,929	3,631,715
Wells Fargo Capital Finance, LLC	LIBOR+3.00%	2,508,800	2,508,800
		6,414,296	6,611,814
Equipment Financing Obligations
Regents Capital Corporation	6.20%-7.36%	294,578	339,859
PNC Business Credit	BoE Base + 3.00%	2,054,428	2,268,489
		2,349,006	2,608,348
Total		8,763,302	9,220,162
Less: Current portion		(3,489,646)	(2,365,905)
Long-term portion		$5,273,656	$6,854,257

Paycheck Protection Program Loan

In March 2021, the Company’s U.S. operations received $2,000,000 in funds from One Community Bank through the PPP administered by the U.S. Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act. The $2,000,000 loan was scheduled to mature in March 2026 and bore an interest rate of 1.0%. The loan may be prepaid at any time prior to maturity with no prepayment penalties.

All or a portion of the loan may be forgiven by the SBA for costs the Company incurred for payroll, rent, utilities and all other allowable expenses during the 24-week period that began March 1, 2021. The Company used all proceeds from the loan to maintain payroll and make payments for lease, utility and other allowable expenses. In accordance with International Accounting Standards (“IAS”) 20, “Accounting for Government Grants and Disclosure of Government Assistance,” the Company recognized the funding from the PPP as grant income of $838,864 for the three months ended April 4, 2021. This amount is included as a component of net other (expense) income in the consolidated statement of operations for the three months ended April 4, 2021.

In August 2021, the Company was notified by the SBA that all of its PPP Loan was forgiven.

10.	Related Party Obligations

Long-term debt to related parties consists of the following:

	Interest Rate	April 3, 2022	January 2, 2022

Senior subordinated promissory notes	9.25%	$2,000,000	$2,000,000
Senior secured promissory note	10.00%	765,655	765,655
Subordinated secured promissory note	8.00%	225,000	225,000
Subordinated secured promissory note	0.00%	1,225,911	1,225,911
Long-term debt to related parties		$4,216,566	$4,216,566

The above notes were issued to the Company’s majority shareholder. The first three notes above were amended on March 25, 2022 to change the maturity date to January 15, 2024. No other terms of the notes were changed. Interest expense on these notes was $79,616 and $95,033 for the three months ended April 3, 2022 and April 4, 2021, respectively. Accrued interest of $23,367 and $23,786 related to these notes was included in accrued expenses and other liabilities in the accompanying consolidated balance sheets as of April 3, 2022 and January 2, 2022, respectively.

The Company has finance leases under which it leases its main U.S. manufacturing facility and certain other property from a related party lessor entity, owned by the Company’s majority shareholder. These related party finance leases expire at various dates from October 2023 through October 2033. Related party finance leases are included in property and equipment, net, current maturities of related party finance lease liabilities, and related party finance lease liabilities, less current portion in the accompanying consolidated balance sheets. There were no new right-of-use assets obtained in exchange for related party finance lease obligations for the three months ended April 3, 2022 and April 4, 2021. The Company has security deposits aggregating $267,500 held by the lessor entity.

The components of lease expense for the related party finance leases for the three months ended April 3, 2022 and April 4, 2021 are as follows:

	Three Months Ended
	April 3, 2022	April 4, 2021
Finance lease expense:
Amortization of right-of-use assets	$41,794	$41,794
Interest on lease liabilities	100,130	103,299
Total finance lease expense	$141,924	$145,093

Cash paid for amounts included in the measurement of related party finance lease liabilities for the three months ended April 3, 2022 and April 4, 2021 are as follows:

	Three Months Ended
	April 3, 2022	April 4, 2021
Operating cash flows from finance leases	$100,130	$103,299
Financing cash flows from finance leases	$38,483	$34,302

Supplemental balance sheet and other information regarding related party finance leases are as follows:

	April 3, 2022	January 2, 2022
Finance leases:
Property and equipment, net	$1,831,710	$1,873,504
Current maturities of finance lease liabilities	$172,278	$167,389
Finance lease liabilities, less current portion	2,300,866	2,344,239
Total finance lease liabilities	$2,473,144	$2,511,628
Weighted average remaining lease term	10.3 years	10.5 years
Weighted average discount rate	16.93%	16.95%

Maturities of related party finance lease liabilities as of April 3, 2022 are as follows:

Totals
Due in one year or less	$196,672
Due after one year through two years	523,777
Due after two years through three years	469,141
Due after three years through four years	473,329
Due after four years through five years	477,558
Thereafter	2,994,916
Total lease payments	5,135,393
Less: Interest	(2,662,249)
Total related party finance lease liabilities	$2,473,144

The lower amount that is due in one year or less in the above table reflects the interest expense that was waived by the Company’s majority shareholder for the remaining nine months of fiscal year 2022 and the first three months of fiscal year 2023. The Company’s majority shareholder also waived the interest expense on the $2,000,000 senior subordinated promissory notes over the same time period. The total amount of cost savings will be approximately $446,000 for fiscal year 2022 and $148,000 for fiscal year 2023.

11.	Leases

The Company has operating leases for equipment and office facilities and finance leases for equipment. These leases expire at various dates from April 2022 through March 2039. Operating leases are included in operating lease right-of-use assets, net, accrued expenses and other liabilities, and operating lease liabilities, less current portion in the accompanying consolidated balance sheets. Finance leases are included in property and equipment, net, current maturities of finance lease liabilities, and finance lease liabilities, less current portion in the accompanying consolidated balance sheets. There were no new right-of-use assets obtained in exchange for lease obligations for the three months ended April 3, 2022 and April 4, 2021.

The components of lease expense for the three months ended April 3, 2022 and April 4, 2021 are as follows:

	Three Months Ended
	April 3, 2022	April 4, 2021
Operating lease expense	$240,647	$253,945

Finance lease expense:
Amortization of right-of-use assets	$15,961	$24,982
Interest on lease liabilities	2,678	5,267
Total finance lease expense	$18,639	$30,249

Cash paid for amounts included in the measurement of lease liabilities for the three months ended April 3, 2022 and April 4, 2021 are as follows:

	Three Months Ended
	April 3, 2022	April 4, 2021
Operating cash flows from operating leases	$235,697	$292,219
Operating cash flows from finance leases	$2,678	$5,267
Financing cash flows from finance leases	$59,262	$72,812

Supplemental balance sheet and other information related to operating leases are as follows:

	April 3, 2022	January 2, 2022
Operating leases:
Operating lease right-of-use assets, net	$5,367,004	$5,626,542
Operating lease liabilities, current portion (1)	$410,282	$419,001
Operating lease liabilities, less current portion	5,158,797	5,391,395
Total operating lease liabilities	$5,569,079	$5,810,396
Weighted average remaining lease term	15.48 years	15.54 years
Weighted average discount rate	7.37%	7.35%

(1)	Included in accrued expenses and other liabilities in the consolidated balance sheets.

Supplemental balance sheet and other information related to finance leases are as follows:

	April 3, 2022	January 2, 2022
Finance leases:
Property and equipment, net	$895,872	$911,833
Current maturities of finance lease liabilities	$165,828	$210,007
Finance lease liabilities, less current portion	21,288	36,372
Total finance lease liabilities	$187,116	$246,379
Weighted average remaining lease term	0.96 years	1.14 years
Weighted average discount rate	4.87%	4.75%

Maturities of operating and finance lease liabilities as of April 3, 2022 are as follows:

	Operating Leases	Finance Leases
Due in one year or less	$808,424	$170,533
Due after one year through two years	591,404	15,505
Due after two years through three years	512,045	3,262
Due after three years through four years	512,045	3,000
Due after four years through five years	512,045	1,251
Thereafter	6,880,865	-
Total lease payments	9,816,828	193,551
Less: Interest	(4,247,749)	(6,435)
Total lease liabilities	$5,569,079	$187,116

12.	Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the three months ended April 3, 2022 and April 4, 2021 were as follows:

	Minimum Benefit Liability Adjustments	Foreign Currency Translation Adjustment	Total

Balance at January 3, 2021	$(154,662)	$(1,116,659)	$(1,271,321)

Other comprehensive income	-	56,174	56,174

Balance at April 4, 2021	$(154,662)	$(1,060,485)	$(1,215,147)

Balance at January 2, 2022	$(77,138)	$(1,194,345)	$(1,271,483)

Other comprehensive loss	-	(151,348)	(151,348)

Balance at April 3, 2022	$(77,138)	$(1,345,693)	$(1,422,831)

13.	(Loss) Income per Common Share

Due to the net loss allocable to common shareholders for the three months ended April 3, 2022, the calculations of basic and diluted loss per share were the same since including options (as provided under the Company’s 2015 Stock Option Plan) to purchase shares of the Company’s common stock in the calculation of diluted loss per share would have been anti-dilutive. However, if diluted earnings per share had been reported for the three months ended April 3, 2022, the calculation would have excluded options to purchase 124,050 shares of common stock because the options’ weighted average exercise price of $14.05 per share was greater than the average market price of the common shares. The calculation of diluted earnings per share for the three months ended April 4, 2021 excluded options to purchase 139,300 shares of common stock because the options’ weighted average exercise price of $14.02 per share was greater than the average market price of the common shares.

14.	Revenue

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

The following table sets forth revenue disaggregated by the Company’s automotive and industrial sectors for the three months ended April 3, 2022 and April 4, 2021:

	Three Months Ended
	April 3, 2022	April 4, 2021
Revenue by sector:
Automotive	$11,917,231	$14,022,402
Industrial	8,153,320	7,873,599
Total Revenue	$20,070,551	$21,896,001

The following table sets forth revenue disaggregated by the geographic locations of the Company’s customers for the three months ended April 3, 2022 and April 4, 2021:

	Three Months Ended
	April 3, 2022	April 4, 2021
Revenue by customer location:
North America	$10,249,943	$10,166,297
Europe	8,297,226	10,303,440
Asia	1,034,131	1,281,196
Other	489,251	145,068
Total Revenue	$20,070,551	$21,896,001

15.	Subsequent Events

The Company has evaluated subsequent events occurring through May 13, 2022 for events requiring recording or disclosure in the April 3, 2022 consolidated financial statements. There were no material events or transactions occurring during this period requiring recognition or disclosure.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. For further discussion of our significant accounting policies, refer to Note 1 – “Basis of Presentation and Summary of Significant Accounting Policies” to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies, Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

Overview:

We and our subsidiaries use a 52/53-week fiscal year ending on the Sunday nearest to December 31. The current year ending January 1, 2023 and the prior year ended January 2, 2022 are 52-week years. Our U.K. subsidiaries use the calendar year end of December 31. The activity of the U.K. subsidiaries that occurs on the days that do not coincide with our year-end is not material.

Our Earby, England operation’s functional currency is the British Pound Sterling (“Pound Sterling”) and has sales and purchases transactions that are denominated in currencies other than the Pound Sterling, principally the Euro. Approximately 26% of our global revenues and 33% of our global raw material purchases are derived from these Euro transactions.

The average year-to-date exchange rate for the Pound Sterling to the U.S. Dollar was approximately 2.8% lower and the average exchange rate for the Euro to the Pound Sterling was approximately 4.4% lower in 2022 compared to 2021. These exchange rate changes had the effect of decreasing net sales by approximately $515,000 for the three months ended April 3, 2022. The overall currency effect on our net loss was a negative amount of approximately $44,000 for the three months ended April 3, 2022.

The coronavirus pandemic (“COVID-19”) and its related disruption of the supply chain has had an impact on markets we serve, our operations and liquidity. Since COVID-19 is a continually evolving situation, we cannot predict the long-term impact it will have on the economy or our business. The impact could have a material adverse effect on our financial position, results of operations and cash flows, which may require us to obtain additional financing.

We continue to pursue supplementary cash flow opportunities, which have included loans through the Paycheck Protection Program (“PPP”). Also to preserve cash and provide additional liquidity, our majority shareholder waived the interest expense on certain related-party debt and our executive officers agreed to a reduction in their salaries. In addition, no quarterly preferred dividends were declared in the three months ended April 3, 2022, while quarterly preferred dividend payments were deferred beginning with the three months ended December 29, 2019 through the three months ended April 4, 2021. See “Liquidity and Sources of Capital” below for further discussion.

Three Months Ended April 3, 2022 Compared to the Three Months Ended April 4, 2021

The following table sets forth, for the three months ended April 3, 2022 (“three months 2022”) and April 4, 2021 (“three months 2021”), certain operational data including their respective percentage of net sales:

	Three Months Ended
	April 3, 2022		April 4, 2021		Change	% Change

Net Sales	$20,070,551	100.0%	$21,896,001	100.0%	$(1,825,450)	-8.3%
Cost of Goods Sold	17,405,495	86.7%	18,658,664	85.2%	(1,253,169)	-6.7%
Gross Profit	2,665,056	13.3%	3,237,337	14.8%	(572,281)	-17.7%
Operating Expenses:
Selling	724,321	3.6%	898,712	4.1%	(174,391)	-19.4%
General and administrative	1,800,218	9.0%	1,579,027	7.2%	221,191	14.0%
Research and development	389,108	1.9%	327,458	1.5%	61,650	18.8%
Total Operating Expenses	2,913,647	14.5%	2,805,197	12.8%	108,450	3.9%
Operating (Loss) Income	(248,591)	-1.2%	432,140	2.0%	(680,731)	<-100%
Interest expense	(438,508)	-2.2%	(403,746)	-1.8%	(34,762)	8.6%
Funding from Paycheck Protection Program	-	0.0%	838,864	3.8%	(838,864)	-100%
Other (expense) income	(14,396)	-0.1%	206,304	0.9%	(220,700)	<-100%
(Loss) Income before Tax (Benefit) Provision	(701,495)	-3.5%	1,073,562	4.9%	(1,775,057)	<-100%
Tax (benefit) provision	(156,139)	-0.8%	37,561	0.2%	(193,700)	<-100%
Net (Loss) Income	(545,356)	-2.7%	1,036,001	4.7%	(1,581,357)	<-100%
Preferred stock dividend	-	0.0%	(816,414)	-3.7%	816,414	-100%
Net (Loss) Income Allocable to Common Shareholders	$(545,356)	-2.7%	$219,587	1.0%	$(764,943)	<-100%

Revenue:

Total revenue for the three months 2022 decreased $1,825,450 or 8.3% to $20,070,551 compared to $21,896,001 for the three months 2021. The decrease in revenue included an unfavorable currency effect of approximately $515,000. Sales in the first quarter of 2022 increased $4,396,706 or 28.1% compared to the fourth quarter of 2021. Revenue for the three months 2022 reflects the impact of all of the price increases we implemented in 2021 due to higher costs of raw materials. To offset raw material price increases, we increased prices on most product categories in several of our markets three times in 2021 (effective dates in March, July and December of 2021) and in March 2022. We expect some additional price increases on other select products to be implemented during 2022 to further offset raw material price increases.

For the three months 2022 compared to the three months 2021, automotive sales declined 15.0% due to a decline in sales of 14.4% (excluding the currency adjustment) and 9.1% for our U.K. and U.S. operations, respectively. The supply chain issues currently being experienced by the OEM’s that use our automotive products has led to temporary shutdowns of their production lines, which has had a negative impact on our sales. Since these supply chain issues began during the first quarter of 2021, they had a much greater impact on our sales for the three months 2022 than on our sales for the three months 2021. Automotive sales have increased 27.7% compared to the fourth quarter of 2021 due to shutdowns becoming less prevalent and our price increases.

Additionally for the three months 2022 compared to the three months 2021, sales for the industrial sector increased 3.6% (4.20% before the currency effect) primarily due to an increase in our U.S. operations contract market. Sales for the industrial sector increased 28.5% when compared to the fourth quarter of 2021 due to growth in orders from existing and new customers and our price increases.

Gross Profit:

Total gross profit for the three months 2022 decreased $572,281 or 17.7% to $2,665,056 compared to $3,237,337 for the three months 2021. The decrease in gross profit included an unfavorable currency effect of approximately $94,000. The gross profit percentage was 13.3% of sales for the three months 2022 compared to 14.8% for the three months 2021. The gross profit and percentage for the three months 2022 were negatively impacted by supply chain issues, as discussed above, as well as higher costs of raw materials, freight and power. As previously discussed, we increased prices in 2021 (effective dates in March, July and December of 2021) and in March 2022 to offset raw material price increases. Both the gross profit amount and percentage for the first quarter of 2022 improved when compared to the fourth quarter of 2021 gross profit amount and percentage of $1,903,982 and 12.1%, respectively.

Operating Expenses:

Selling expenses for the three months 2022 decreased $174,391 or 19.4% to $724,321 from $898,712 for the three months 2021. The decrease in selling expenses included a $20,000 favorable currency effect. When comparing the first quarter of 2022 with the fourth quarter of 2021, selling expenses increased $124,152 or 20.7%. The decrease from the three months 2021 was primarily due to lower commissions from U.K. automotive programs due to UGL’s lower automotive sales while the increase from the fourth quarter of 2021 was primarily due to higher commissions from U.K. automotive programs due to UGL’s higher automotive sales.

General and administrative expenses for the three months 2022 increased $221,191 or 14.0% to $1,800,218 from $1,579,027 for the three months 2021. The increase in general and administrative expenses was partially offset by a $13,000 favorable currency effect. When comparing the first quarter of 2022 with the fourth quarter of 2021, general and administrative expenses increased $248,810 or 16.0%. Both the increase from the three months 2021 and the fourth quarter of 2021 were due to increases in various expenses, the most significant of which was higher insurance costs.

Research and development expenses for the three months 2022 increased $61,650 or 18.8% to $389,108 from $327,458 for the three months 2021. The increase in research and development expenses was partially offset by a $5,000 favorable currency effect. When comparing the first quarter of 2022 with the fourth quarter of 2021, research and development expenses increased $61,906 or 18.9%. Both the increase from the three months 2021 and the fourth quarter of 2021 were primarily due to more activity including the testing and qualification of raw material substitutions as a result of supply constraints.

Operating Loss:

Operating loss for the three months 2022 was $248,591 compared to operating income of $432,140 for the three months 2021, a decrease of $680,731. The decrease was due to the combination of the decline in gross profit and 3.9% increase in operating expenses. The operating loss for the fourth quarter of 2021 was $574,797. The smaller operating loss for the three months 2022 compared to the fourth quarter of 2021 was due to higher gross profit more than offsetting the increase in operating expenses. The operating loss percentage was -1.2% of sales for the three months 2022 compared to 2.0% for the three months 2021 and -3.7% for the fourth quarter of 2021.

Interest Expense:

Interest expense for the three months 2022 increased $34,762 or 8.6% to $438,508 from $403,746 for the three months 2021. The increase was primarily due to debt issuances and the amortization of capitalized debt issuance costs, partially offset by debt repayments.

Funding from Paycheck Protection Program:

Funding from the PPP of $838,864 for the three months 2021 were the proceeds from the PPP loan that we used during the period for allowable expenses under the PPP. As previously discussed, all of the PPP Loan was forgiven in August 2021.

Other (Expense) Income:

Other expense for the three months 2022 was $(14,396) compared to other income of $206,304 for the three months 2021. Included in other (expense) income are the currency gains and losses recognized on foreign currency transactions and the change in the fair value of financial assets and liabilities that are denominated in Euros as these currencies fluctuated during the period.

Income Taxes:

We file income tax returns in the United States as a C-Corporation, and in several state jurisdictions and in the United Kingdom. Our U.S. operating subsidiary, Uniroyal, is a limited liability company (LLC) for federal and state income tax purposes and as such, its income, losses, and credits pass through to its members. We acquired Uniroyal through UEPH, a limited liability company, which issued preferred ownership interests to the sellers that provide for quarterly dividends. Uniroyal’s taxable income is allocated entirely to UEPH as its sole member and since it is a pass-through entity, this income less the dividends paid to the sellers of Uniroyal is reported on our tax return. The taxable income applicable to the dividends for the preferred ownership interests is reported to the sellers who report it on their respective individual tax returns.

We do not have a history of repatriating a significant portion of our foreign cash. However, if we decided to repatriate these foreign amounts to fund U.S. operations, we would not be required to pay any additional U.S. tax related to these amounts since we previously recorded a one-time transition tax on deemed repatriation of deferred foreign income.

The tax benefit for the three months 2022 was $156,139 compared to a tax provision of $37,561 for the three months 2021. The tax benefit for the three months 2022 was principally attributable to the results of the U.S. operations while the tax provision for the three months 2021 was attributable to the results of the U.K. operations partially offset by the results of the U.S. operations.

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

Under amended documents that govern the dividends, the preferred shareholders are no longer entitled to a quarterly dividend until such time as the Company declares a dividend payable. To preserve cash, quarterly preferred dividends were not declared on UEPH Series A and Series B preferred units and UGEL preferred stock during the three months ended April 3, 2022. In addition, quarterly preferred dividend payments were deferred beginning with the three months ended December 29, 2019 through the three months ended April 4, 2021.

Liquidity and Sources of Capital

Cash, as it is needed, is provided by using our lines of credit. These lines provide for a total borrowing commitment in excess of $29,000,000 subject to the underlying borrowing base specified in the agreements. Of the total outstanding borrowings of $21,443,596 at April 3, 2022, for the U.S. operations, $6.0 million of the lines bears interest at the Eurodollar rate plus 2.25% and $6.6 million bears interest at the Wells Fargo Capital Finance, LLC’s prime rate (3.50% at April 3, 2022) and, for the U.K. operations, $8.8 million bears interest at the Bank of England Base Rate plus 2.25%-3.00%. The lines provided additional availability of approximately $514,000 and, combined with UEP’s and UGL’s total cash balances, liquidity was approximately $831,000 at April 3, 2022. We plan to use this availability and cash provided by operating activities to finance our cash needs for the remaining months of fiscal 2022 and future periods. The balances due under the lines of credit are recorded as current liabilities on the consolidated balance sheets.

As previously stated, the coronavirus pandemic (“COVID-19”) and its related disruption of the supply chain has had an impact on markets we serve and our operations and liquidity. Since COVID-19 is a continually evolving situation, we cannot predict the long-term impact it will have on the economy or our business. The impact could have a material adverse effect on our financial position, results of operations and cash flows, which may require us to obtain additional financing. As discussed below, we continue to pursue supplementary cash flow opportunities.

Through the PPP administered by the U.S. Small Business Administration (“SBA”) under the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”), our U.S. operations received $2,000,000 in March 2021 in funds from One Community Bank. We used all proceeds from the PPP loan for allowable expenses (as defined in the PPP loan) and applied for forgiveness of the PPP loan in accordance with the terms of the CARES Act. In August 2021, we were notified that all of our PPP Loan was forgiven. See Note 9 to the consolidated financial statements for further discussion.

For the remaining nine months of fiscal year 2022 and the first three months of fiscal year 2023, our majority shareholder waived the interest expense on our related party finance leases with him and our $2,000,000 senior subordinated promissory notes issued to him. See Note 10 to the consolidated financial statements for further discussion. In addition, our executive officers agreed to a reduction in their salaries over the same time period. The total amount of cost savings will be approximately $731,000 for fiscal year 2022 and $244,000 for fiscal year 2023 which will provide us additional liquidity.

Also to preserve cash, quarterly preferred dividends were not declared on UEPH Series A and Series B preferred units and UGEL preferred stock during the three months ended April 3, 2022, while quarterly preferred dividend payments were deferred beginning with the three months ended December 29, 2019 through the three months ended April 4, 2021.

The ratio of current assets to current liabilities, including the amount due under our lines of credit, was 0.95 at April 3, 2022 and 0.99 at January 2, 2022.

Cash balances decreased $115,011 before the effects of currency translation of $(5,463) to $324,499 at April 3, 2022 from $444,973 at January 2, 2022. Of the above noted amounts, $205,067 and $226,612 were held outside the U.S. by our foreign subsidiaries as of April 3, 2022 and January 2, 2022, respectively.

Cash used in operations was $3,519,251 for the three months 2022 compared to $1,794,634 for the three months 2021. For the three months 2022, cash used in operations was primarily due to changes in working capital of $(3,434,691), the net loss of 545,356 and changes in other assets and liabilities of $(13,153), offset by adjustments for non-cash items of $473,949. For the three months 2021, cash used in operations was primarily due to changes in working capital of $(2,725,218), adjustments for non-cash items of $(104,409) and changes in other assets and liabilities of $(1,008), offset by net income of $1,036,001.

Cash used in investing activities was $198,118 for the three months 2022 compared to $252,679 for the three months 2021. During 2022 and 2021, cash used in investing activities was principally for purchases of machinery and equipment at our manufacturing locations and payments made for company-owned key man life insurance premiums.

For the three months 2022, cash provided by financing activities was $3,602,358 compared to $2,194,415 for the three months 2021. Impacting cash flows from financing activities for the three months 2022 and 2021 were net advances on lines of credit of $3,843,578 and $782,781, respectively. The changes in the lines of credit reflect the funding of working capital. Additionally, payments of $406,904 and $387,443 were made during the three months 2022 and 2021, respectively, on long-term debt and finance lease liabilities. Impacting cash flows from financing activities for the three months 2021 were proceeds from issuance of long-term debt of $2,000,000 through the Paycheck Protection Program.

Our credit agreements contain customary affirmative and negative covenants. We were in compliance with our debt covenants as of April 3, 2022 and through the date of filing of this report except for UGL’s ratio of Earnings before interest, taxes, depreciation and amortization (“EBITDA”) to debt service charges, which was less than the required minimum of 1.15 to 1. PNC Business Credit is in the process of reviewing an amendment to revise the covenant calculation to more closely align with the current business environment.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 3, 2022 and concluded that our disclosure controls and procedures were effective as of April 3, 2022.

Changes in Internal Controls over Financial Reporting

During the three months ended April 3, 2022, there were changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As discussed in Item 9A of the Company’s Annual Report on Form 10-K for the year ended January 2, 2022, management evaluated the effectiveness of the design and operation of its disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective because of a material weakness in its internal control over financial reporting. The material weakness has been remediated as a result of changes to the Company’s internal control over financial reporting that was implemented by management.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit No.	Description

10.69*	Amendment to Senior Secured Promissory Note dated March 25, 2022
31.1 *	Chief Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a)
31.2 *	Chief Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14(a)
32.1 *	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350
32.2 *	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350
101	Inline Interactive Data File
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.CAL * +	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF * +	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB * +	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE * +	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.SCH * +	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_______________

*	Filed herewith.
+	In accordance with Rule 406T of Regulation S-T, this information is deemed not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIROYAL GLOBAL ENGINEERED PRODUCTS, INC.

Dated: May 13, 2022	By:	/s/ Howard R. Curd
Howard R. Curd Chief Executive Officer

Dated: May 13, 2022	By:	/s/ Edmund C. King
Edmund C. King Chief Financial Officer

